Form 10-K
period 2012-12-31
Centaur Guernsey L.P. Inc.
filed 2013-03-06
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Commission file number 001-09913

CENTAUR GUERNSEY L.P. INC.
(Exact name of registrant as specified in its charter)

Guernsey	98-1022387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12930 West Interstate 10 San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (210) 524-9000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                                                         Yes   ____         No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                                                         Yes   ____         No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              Yes    _ X _         No     __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ____           No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			Accelerated filer

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ____         No     X

As of March 1, 2013, there were 341,410,891.610 Class A-1 and 1,070,282.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

CENTAUR GUERNSEY L.P. INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and elsewhere in this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “aims,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of those terms and other variations of them or by comparable terminology.
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Annual Report on Form 10-K among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M™ Tegaderm™ is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq® and SPY® are licensed trademarks of Novadaq Technologies, Inc. Unless otherwise indicated, all other trademarks appearing in this prospectus are proprietary to KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors. The absence of a trademark or service mark or logo from this prospectus does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report on Form 10-K includes industry data and forecasts that we obtained from industry publications and surveys, public filings and internal company sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources we believe to be reliable. Statements as to our ranking, market position and market estimates are based on independent industry publications, government publications, third party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information nor have we ascertained the underlying economic assumptions relied upon in those sources. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this prospectus.
DEFINED TERMS
The following terms are used in this Annual Report on From 10-K unless otherwise noted or indicated by the context.

•	the terms the “Company,” “we,” “our,” and “us” refer to Centaur Guernsey L.P. Inc. (“Centaur”) and its consolidated subsidiaries.

•
the term “Merger” refers to the transaction completed on November 4, 2011 pursuant to which Kinetic Concepts, Inc. (“KCI”) was merged with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Centaur Guernsey L.P. Inc.

•
the term “Sponsors” means collectively investment funds advised by Apax Partners (“Apax”) and controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments”) and certain other co-investors who control Centaur.

▪
the term “Divestiture” refers to the transaction completed on November 8, 2012 pursuant to which Getinge AB purchased certain assets and assumed certain liabilities, including KCI's Therapeutic Support Systems TM (“TSS”) business.

ITEM 1. BUSINESS
Company Overview
Centaur is a non-operating holding company whose business is comprised of the operations of its wholly-owned subsidiaries KCI and LifeCell Corporation (“LifeCell”). Centaur is controlled by investment funds advised by Apax Partners and controlled affiliates of Canada Pension Plan Investment Board and the Public Sector Pension Investment Board and certain other co-investors.

We are a leading global medical technology company devoted to the discovery, development, manufacturing and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes. We are engaged in the rental and sale of our products throughout the United States and in over 25 countries worldwide. Our primary businesses serve the advanced wound care and regenerative medicine markets.

KCI, formerly known as our Active Healing Solutions (“AHS”) business, is focused on the development and commercialization of advanced wound care therapies primarily based on our Negative Pressure Technology Platform (“NPTP”) which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds. KCI is comprised of three primary product categories: Negative Pressure Wound Therapy (“NPWT”), Negative Pressure Surgical Management (“NPSM”) and Regenerative Medicine. NPWT, through our proprietary V.A.C.® Therapy portfolio, currently represents the primary source of revenue for KCI. We continue to develop and commercialize new products and therapies to address complex wounds in order to broaden and diversify our NPTP revenue streams. We launched our V.A.C.UltaTM Therapy System on a global basis in 2012. V.A.C.Ulta combines our existing V.A.C. Therapy technology with instillation capability in one device and is intended to augment and accelerate the wound healing process while targeting ease of use.

LifeCellTM is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures. Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based StratticeTM Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers. The majority of LifeCell's revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction, which is generated primarily in the United States in the acute care setting on a direct billing basis. We continue efforts to penetrate markets with our other LifeCell products while developing and commercializing additional tissue matrix products and applications to expand into new markets and geographies. During January 2012, we launched our newest acellular dermal matrix, AlloDerm® Regenerative Tissue Matrix Ready to Use. AlloDerm® RTM Ready to Use provides all the regenerative features of AlloDerm in a sterile configuration with improved ease of use that does not require rehydration like the freeze-dried version of our AlloDerm products. In addition, LifeCell distributes SPY Elite, a real-time operating room based tissue perfusion system.
On August 15, 2012, KCI announced that it had entered into an asset purchase agreement (the “Agreement”) with Getinge AB (“Getinge”). The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities, including KCI's TSS product portfolio. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction.

Our Competitive Strengths
We believe we have the following competitive strengths:
Innovation and Commercialization
We have a successful track record spanning over 35 years in commercializing novel technologies that change the clinical practice of medicine by addressing the critical unmet needs of clinicians, restoring the well-being of their patients and helping to reduce the overall cost of patient care. We seek to provide novel, transformative, clinically- efficacious solutions and treatment alternatives that increase patient compliance, enhance clinician performance and ease-of-use and ultimately improve healthcare outcomes. We leverage our scientific depth, clinical know- how and market experience, and we manage an active research and development program in all three of our businesses in support of our development and commercialization efforts.
Product Differentiation and Superior Clinical Efficacy
We differentiate our portfolio of products by providing effective therapies, supported by a clinically-focused and highly-trained sales and service organization, which combine to produce clinically-proven, superior outcomes. The superior clinical efficacy of our products is supported by an extensive collection of published clinical studies, peer-reviewed journal articles and textbook citations, which aid adoption by clinicians.
KCI successfully distinguishes its NPWT products from competing offerings through unique marketing claims that have been cleared by the U.S. Food and Drug Administration (“FDA”). These unique claims mirror our novel mechanisms of actions with respect to the creation of an environment that promotes wound healing through the reduction of edema and promotion of granulation tissue formation and perfusion, ultimately preparing the wound bed for closure.
LifeCell differentiates its products through clinically-proven performance demonstrating tissue incorporation, revascularization and angiogenesis, and finally tissue remodeling and regeneration. Our proprietary tissue processes minimize the potential for specific rejection of transplanted tissue matrices, and our products offer improved ease-of-use while reducing the risk of complications, including adhesions to the implant. The benefits of using our tissue matrix products over the use of autografts and other processed and synthetic products include reduced susceptibility to: resorption, encapsulation, movement away from the transplanted area, and erosion through the skin, along with reduced patient discomfort compared to autograft procedures.
Broad Reach and Customer Relationships
KCI's and LifeCell's global sales organizations have fostered strong relationships with prescribers, patients, caregivers and payers over the past three decades by providing a high degree of clinical support and consultation along with our extensive education and training programs.
Because KCI's products address the critical needs of patients who seek treatment in numerous locations where care is provided, KCI has built a broad and diverse customer network across all healthcare settings and among a wide variety of clinicians and specialized surgeons. KCI has strong relationships with an extensive list of acute care hospitals worldwide and long-term care facilities, skilled nursing facilities, home healthcare agencies and wound care clinics in the United States. LifeCell's sales representatives interact with plastic surgeons, general surgeons, head and neck surgeons, trauma/acute care surgeons and others regarding the use and potential benefits of our tissue matrix products. As we continue to innovate our product portfolio and diversify our business, KCI and LifeCell plan to leverage their respective customer relationships to advance the commercialization of essential therapies to patients and caregivers worldwide.
Strong Market Leadership Positions in Core Businesses
KCI's V.A.C. Therapy devices were the first commercialized products in the global NPWT segment. As the pioneer in this area, KCI has amassed a wealth of clinical data supporting the efficacy of V.A.C. Therapy products. LifeCell holds a leading share in the U.S. Regenerative Medicine breast reconstruction and challenging hernia segments. In addition to our strong market positioning in the U.S. market, we have demonstrated growth in new segments and geographies, and we are shifting towards a more global revenue base.

Reimbursement Expertise
During the commercialization process for all of our therapies and products, we dedicate substantial resources to seeking and obtaining reimbursement from third-party payers in each of the countries where we operate. This process requires demonstration of clinical efficacy, determination of economic value and obtaining appropriate pricing and reimbursement for each product offering, which is critical to the commercial success of our products. KCI has also developed a core competency in post-commercialization reimbursement systems based on processes and technology built and refined over the course of its experience as a national provider. This expertise enables KCI to efficiently manage its collections and accounts receivable with third-party payers. including commercial and governmental insurers. KCI leverages a comprehensive set of skills and systems through its Advantage Center operation in the United States to manage billing and collections activities in support of its reimbursement efforts. Our focus on reimbursement provides us with an advantage both in product development and in the responsible management of our working capital. In addition, our expertise in reimbursement is a valuable skill for geographic and end market expansion efforts as demonstrated by KCI's recent successes in Japan and in the post-acute care markets in the U.K. and Germany.
Extensive Service Center Network
KCI is establishing a new, stand-alone network of domestic and international service centers that will continue to give it the ability to rapidly deliver, manage and service its products at major hospitals in the U.S., Canada, Australia, New Zealand, Singapore, South Africa, and most major European countries.  Additionally, we continue to transform our network structure by developing additional relationships with extensive courier networks and third-party logistics partners.  This new network continues to give us the ability to deliver products to any major Level I U.S. trauma center rapidly and also provides a platform for the introduction of additional products globally.  For information on developments impacting KCI's service center network, please see “Recent Developments-Sale of Therapeutic Support Systems Assets.”
Our Business Strategy
We are committed to consistently generating superior clinical outcomes for patients and caregivers using our products and therapies. Our differentiated products, competencies and know-how continue to drive trust and recognition of superior performance among our customers, which we believe translates into strong stakeholder value. We intend to execute on our strategic vision of sustaining leadership positions in each of our businesses by delivering unparalleled outcomes with compelling economic value for our customers and focusing on innovation, geographic expansion and diversification. We are also focused on operational excellence to enhance our operations and management systems to enable us to effectively and efficiently carry out our strategic vision. Key components of our business strategy are outlined below.
Innovation and Growth of Expansion Products
KCI focuses on its core technologies as platforms for growth through the development of new products and clinical data that enable further penetration across the wound care continuum. KCI plans to protect and grow its highly successful NPWT franchise, now with its fourth generation V.A.C. Therapy System, into a more expansive portfolio based on the successful development and commercialization of next generation NPWT systems and dressings as well as new products to diversify KCI's revenue in the future. In addition, KCI plans to continue penetrating the NPWT market through innovative business model offerings and best-in-class service.
In 2009, KCI launched ABThera, which is used as a temporary abdominal closure system to help manage challenging open abdomens. In July 2010, KCI launched Prevena, a NPSM product, for the management of higher-risk surgical incisions. KCI launched its V.A.C.UltaTM Therapy System on a global basis in 2012. V.A.C.Ulta combines our existing V.A.C. Therapy technology with instillation capability in one device and is intended to augment and accelerate the wound healing process while targeting ease of use. KCI continues to invest in innovation to broaden its reach across the wound care continuum in addition to potentially expanding outside the wound care market.
In January 2011, KCI entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET® brand name, which it uses in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers. Patients can be treated with GRAFTJACKET Matrix as part of the overall treatment regimen in a variety of care settings, including outpatient wound care clinics, physicians’ offices, or hospitals. GRAFTJACKET Matrix may be used in conjunction with V.A.C. Therapy, providing a convenient option in caring for chronic wounds. The addition of GRAFTJACKET Matrix allows KCI to offer both negative pressure wound therapy and regenerative tissue matrix for the treatment of hard-to-heal wounds, providing clinicians two leading modalities for treating patients across the wound healing continuum.

In the fourth quarter of 2012, KCI acquired Momelan Technologies, Inc., a medical technology company developing innovative skin grafting solutions. Momelan developed an innovative epidermal grafting solution utilizing donor site-sparing technology for enabling and standardizing the use of epidermal skin grafting that can be performed in the office or outpatient setting with minimal discomfort. This technology enables a consistent and reproducible harvest of autologous grafts of uniform thickness that are immediately applied to the recipient site. The technology's value in skin grafting procedures makes it a strategic fit into  KCI's portfolio of negative pressure technologies. KCI expects to commercially launch this innovative solution in 2013.
LifeCell invests in advanced technologies, including tissue engineering and new tissue types, to reduce surgical complications, address unmet clinical needs and to improve outcomes in our core, as well as new, clinical applications. LifeCell also has exclusive sales and marketing rights, through Novadaq® Technologies, Inc. (“Novadaq”), for the SPY® Intraoperative Perfusion Assessment System in certain specified surgical markets. The SPY Intraoperative Perfusion Assessment System enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table.
Geographic Expansion
We endeavor to increase penetration in existing geographic markets while we expand availability of our product offerings in new countries. Currently, the majority of our revenue from each of our businesses is generated in the Americas, while KCI has notable operations in Europe, Middle East and Africa (“EMEA”) and the Asia Pacific (“APAC”) regions. The goal of our geographic expansion efforts is to increase the share of our revenue generated outside the United States over time while growing our business overall. KCI entered the Japan market in April 2010 with its NPWT product, the V.A.C. Therapy System and related disposables. In other countries, KCI has identified several opportunities for its NPWT products that may be best served initially by distributors. During the second half of 2010, KCI also launched NPWT products commercially in China and India. KCI is working aggressively to construct appropriate networks to launch and expand NPWT products in other emerging markets. KCI has also expanded its global NPWT dressing portfolio with the SimplaceTM Dressing and GranuFoamTM Bridge products, which are now widely available in the countries where it operates. Since 2009, LifeCell has successfully introduced Strattice into sixteen European countries.
Diversification
Beyond expanding our product offerings and revenue streams through innovation and globalization, we plan to seek additional opportunities to diversify our business through continued technology licensing and strategic acquisitions. We intend to build on the leadership positions held by our businesses through the evaluation and investment in adjacent or enabling technologies and synergistic growth opportunities, supplementing our continued organic innovation efforts.
Operational Excellence
In an effort to implement our long-term strategy, our management team is focused on operational excellence, with a goal of improved operations and management systems which transform us into a more agile, progressive and global enterprise. We continue to identify and implement efficiencies in our systems and operations through standardization and automation that translate into reduced costs and more effective decision-making.
Corporate Organization
We are principally engaged in the rental and sale of our products throughout the United States and in 25 countries internationally. We have research and development facilities in the United States and the U.K., and we maintain manufacturing and engineering operations in the United States, the U.K., Ireland and Belgium. Our operations are run by our two separate businesses: KCI and LifeCell. KCI is headquartered in San Antonio, Texas and LifeCell is headquartered in Bridgewater, New Jersey.

INFORMATION RELATED TO BUSINESSES
Introduction and Revenue Summary
We have two reportable operating segments which correspond to our two businesses: KCI and LifeCell. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
For the year ended December 31, 2012, we generated revenue of $1,746.5 million, excluding TSS revenue subject to the Agreement which is presented as discontinued operations. Approximately 75% of our 2012 revenue was from KCI, while LifeCell accounted for 25%. Revenue from our Americas operations accounted for 81% of our fiscal year 2012 revenue, while our EMEA/APAC operations represented approximately 19% of total revenue.
For further information on our performance by reportable segment and financial performance attributable to significant geographic areas, see Note 15 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.
KCI
Description of Business
KCI offers advanced wound healing and tissue repair systems that are targeted to meet the needs of specific care settings and wound or patient requirements and that incorporate our proprietary NPTP. The business comprises three primary product categories: NPWT, NPSM and regenerative medicine. NPWT currently represents the primary source of revenue for KCI. We continue to develop and commercialize new products and therapies to address complex wounds in order to broaden and diversify our revenue streams.
Our NPWT product portfolio is built upon our proprietary V.A.C. Therapy technology, which promotes wound healing by delivering a controlled and regulated negative pressure (a vacuum) to the wound bed through an open-cell foam dressing. This distributed negative pressure helps draw wound edges together, removes infectious materials and actively promotes granulation at the cellular level. Since its introduction, our V.A.C. Therapy technology has changed the way wounds are treated and managed. With more published clinical evidence than any competing offering, V.A.C. Therapy has been selected by prescribers as the treatment of choice for more than 7 million patients worldwide. As part of our corporate strategy and to better address customer and patient needs, we are in the process of expanding from our suite of products to a broad, differentiated therapeutic portfolio. We launched our V.A.C.UltaTM Therapy System, another NPWT product, on a limited commercial basis in late 2011 and on a global basis in 2012. V.A.C.Ulta combines our existing V.A.C. Therapy technology with instillation capability in one device and is intended to augment and accelerate the wound healing process while targeting ease of use.
We are also making investments in the development and commercialization of new KCI products over the next several years. During 2010, we launched our Prevena product globally. Prevena is our newest NPSM product designed specifically for the management of surgically-closed incisions. In the future, our goal is to develop and commercialize new and next generation products for the treatment of chronic wounds and hard tissue defects.
KCI offers an exclusive combination of technology, support and proven results that delivers 360 degrees of healing. In addition to the innovative therapy systems and dressings and the most evidence-based outcomes in the NPWT field, KCI also offers an extensive integrated service and delivery model, which includes support through the care continuum provided by on-call clinical experts that offer clinical assistance and education across all care settings.

Products and Clinical Applications
KCI's products are designed to deliver highly-effective therapies in multiple clinical applications with the needs of physicians, nurses, and patients in mind for both the acute care and post-acute care settings. The table below provides a summary view of our NPTP products, including those that are already commercially available as well as those currently under development.

NPTP (Negative Pressure Technology Platform)
	NPWT (Negative Pressure Wound Therapy)		NPSM (Negative Pressure Surgical Management)
Care Setting	Acute	Post-Acute	Acute (Operating Room)
Products	InfoV.A.C.®	ActiV.A.C. ®	ABTheraTM	PrevenaTM
	V.A.C. ATS®	V.A.C. Freedom®(1)
V.A.C. Instill®
V.A.C.U1taTM
V.A.C.ViaTM

Clinical Application
Used primarily for creating an environment that promotes wound healing by preparing the wound bed for closure, reducing edema, promoting granulation tissue formation and perfusion, and by removing exudate and infectious material
			Used primarily for management of the open abdomen, as a temporary bridging of abdominal wall openings where primary closure is not possible and/or repeated abdominal entries are necessary	Used primarily to manage surgical incisions by maintaining a closed environment to protect the incision site from external infectious sources, removing exudates, approximating incision edges.

(1)	Certified for Joint Airworthiness by the U S Military. See “-NPWT Products- V.A.C. Freedom® Therapy System.”
NPWT Products
Each of the V.A.C. Therapy Systems in our NPWT portfolio consists of a therapy unit and four types of disposables: our proprietary dressings, an occlusive drape, a unique tubing system connecting the dressing to the therapy unit and a specialized canister. Our V.A.C. Therapy dressings are specially designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical incisions, and diabetic foot ulcers, among others. The V.A.C. Therapy unit consists of a pump that generates controlled negative pressure and sophisticated internal software that controls and monitors the application of the therapy. The therapy can be programmed for individualized use based on prescriber preferences and requirements. The occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. The tubing system is both a means of delivering negative pressure therapy to a wound site as well as a proprietary feedback mechanism to measure and monitor therapy levels. The canister collects the fluids, or exudates, helps reduce odors through the use of special filters and provides for safe disposal of medical waste. Additionally, all of our V.A.C. Therapy units include safety alarms that respond in real time to signal users of any tubing blockage, dressing leakage or other condition that may interfere with appropriate therapy delivery. The systems have a number of on-screen user-assist features such as treatment guidelines.
Since the introduction of KCI's V.A.C. Therapy in 1996, over 750 clinical studies proving and supporting the superior clinical efficacy of our V.A.C. Therapy wound healing and tissue repair systems have been published in peer reviewed medical journals such as the International Wound Journal, the Journal of Wound Care and the Annals of Plastic Surgery. In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds. The table below provides a summary description of each of our NPWT therapy systems and specialized dressings.

NPWT Products

NPWT Products	Description
V.A.C.UItaTM Therapy System
V.A.C.Ulta incorporates all of the functionality of InfoV.A.C. and V.A.C. Instill into a single therapy system thereby enhancing efficiency and ease of use. The therapeutic highlight is V.A.C. VeraFloTM Therapy, which enhances V.A.C. Therapy with the controlled delivery and removal of topical solutions in the wound bed. V.A.C. VeraFlo Therapy expands the current NPWT market opportunity. The V.A.C.Ulta was launched globally in 2012.

V.A.C. Instill® Therapy System
V.A.C. Instill has all the capabilities and features of the V.A.C. ATS® (described below), while also providing the ability to instill topical wound treatment solutions and suspensions into the wound bed.

InfoV.A.C. ® Therapy System
InfoV.A.C. provides a digital wound imaging feature that allows caregivers to monitor and document wound healing progress. Digital images can be reviewed on-screen or transferred electronically to help document patient progress, which enables convenient sharing of wound information among caregivers and payers who require evidence of wound healing. Technical advancements also include SensaT.R.A.C. Technology and Seal CheckTM Leak Detector, which simplify the application, monitoring and documentation of wound therapy.

ActiV.A.C.® Therapy System
ActiV.A.C. addresses the demand for a simpler, lighter, and lower profile design that enhances patient comfort and mobility. ActiV.A.C. features newly-developed technology that automatically documents the patient’s therapy history and treatment times. Reports can be reviewed on-screen or downloaded to a computer and are electronically stored in the system. ActiV.A.C., which can be battery operated, incorporates SensaT.R.A.C. Technology and Seal Check Leak Detector, which simplifies the application, monitoring and documentation of wound therapy.

V.A.C. ViaTM Therapy System
V.A.C.Via is designed as a single-patient use disposable NPWT device. V.A.C.Via provides all of the clinical benefits of V.A.C. Therapy for less-complex wounds having minimal to moderate levels of exudate. The portable, sleek design of V.A.C.Via enhances patient mobility and provides discretion, which enables improved patient therapy compliance.

V.A.C. ATS® Therapy System
V.A.C. ATS incorporates our proprietary T.R.A.C.TM Technology, which enables the system to monitor pressure at the wound site and automatically adjust system operation to maintain the desired therapy protocol. V.A.C. ATS is the initial therapy system commercialized in Japan.

V.A.C. Freedom® Therapy System
V.A.C. Freedom was designed to meet the requirements for a lightweight product suitable for ambulatory patients. V.A.C. Freedom also utilizes T.R.A.C. technology and T.R.A.C. dressings. With the introduction of ActiV.A.C. to the post-acute market, V.A.C. Freedom is primarily utilized in the long-term care market. In addition, V.A.C. Freedom has achieved Joint Airworthiness Certification status by the U.S. Military, following an extensive evaluation process testing the device’s safety for use on military aeromedical evacuation aircraft. The certification program is a shared U.S. Air Force-Army initiative and applies to specific U.S. Air Force aircraft and U.S. Army helicopters. The certification enables military caregivers to continue providing effective and uninterrupted treatment for injured military personnel that are being transported long distances from theatre hospitals to continental U.S. hospitals.

V.A.C. ® GranuFoamTM Bridge Dressing
The V.A.C. GranuFoam Bridge Dressing is specifically designed to allow the SensaT.R.A.C.TM Pad to be placed away from the wound site. This makes the V.A.C. GranuFoam Bridge Dressing an ideal dressing for diabetic foot wounds requiring NPWT and off-loading therapy. Because V.A.C. GranuFoam Bridge Dressing can be used with all existing V.A.C. Therapy Systems, and in combination with standard-of-care off-loading boots or devices, the V.A.C. GranuFoam Bridge Dressing improves patient mobility and allows patients to resume daily living activities. The V.A.C. GranuFoam Bridge Dressing, when used with an off-loading boot and V.A.C. Therapy, facilitates patient transition from acute facilities to non-acute care settings.

V.A.C. ® SimplaceTM Dressing
The V.A.C. Simplace Dressing features a newly designed GranuFoam Dressing and a 3MTM TegadermTM Dressing designed exclusively for use with our proprietary V.A.C. Therapy Systems. The unique features of the V.A.C. Simplace Dressing kit are designed to simplify and quicken the V.A.C. Therapy dressing application process, which results in improved adaptation of the technology with less training required. The new spiral shaped GranuFoam Dressing is pre-scored, which reduces the need to cut the foam and facilitates easier placement in the wound site. The 3M Tegaderm Dressing conforms to the body and flexes with the skin to help ensure the existence of an optimal wound-healing environment.

V.A.C. GranuFoam Silver® Dressing
The V.A.C. GranuFoam Silver Dressing combines the proven benefits of NPWT with the antimicrobial attributes of silver. The V.A.C. GranuFoam Silver Dressing is the only NPWT dressing that allows direct contact of silver to the wound, thereby eliminating the need for additional silver dressing layers that may inhibit negative pressure and granulation. Micro- bonded metallic silver is uniformly distributed throughout the dressing, providing continuous delivery of silver even after dressing sizing. A single application of V.A.C. GranuFoam Silver Dressing eliminates the need for adjunct silver dressings. The dressing offers a protective barrier to reduce certain infection-producing bacteria.

NPSM Products
The NPSM product portfolio consists of products designed specifically for use in the surgical suite. These products leverage the NPTP to address unique challenges that surgeons encounter during and after surgical procedures. Each NPSM product offering includes a therapy unit, application-specific dressing, tubing set, drape, and canister. The levels of negative pressure for each therapy unit are pre-determined based on the surgical procedures the unit is designed to address. Relevant alarms and alerts are also built into the unit and are based on the specific surgical procedure. The dressings offered are designed to suit the needs of the surgeon during the surgical procedure. A tubing set connects the dressing to the therapy unit. A canister is also available to collect exudate and its size varies to accommodate levels of exudate observed for each type of surgical procedure. The table below provides a summary description of each of our NPSM therapy systems.
NPSM Therapy Systems

NPSM product	Description
PrevenaTM Incision Management System
Prevena is designed for the management of surgical incisions. Prevena provides a closed environment to protect the incision site from external infectious sources, removes exudates, and approximates incision edges, all of which assist with the management of surgical incisions. Prevena is fully disposable and includes a battery-powered, pre-programmed therapy unit delivering negative pressure, a peel and place dressing and a carrying case.

ABTheraTM Open Abdomen Negative Pressure Therapy System
ABThera is designed specifically for the management of patients with an open abdomen. The system includes a dedicated therapy unit delivering negative pressure, which is designed to be easy to use and is made available in the operating room. ABThera Therapy is a unique temporary abdominal closure technique, which helps achieve primary fascial closure, manage exudate, protect the abdominal contents and allow for rapid application.

Other Products
In January 2011, we entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET® brand name, which KCI uses in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers. Patients can be treated with GRAFTJACKET Matrix as part of the overall treatment regimen in a variety of care settings, including outpatient wound care clinics, physicians’ offices, or hospitals. GRAFTJACKET Matrix may be used in conjunction with V.A.C. Therapy, providing a convenient option in caring for chronic wounds. The addition of GRAFTJACKET Matrix allows us to offer both negative pressure wound therapy and regenerative tissue matrix for the treatment of hard-to-heal wounds, providing clinicians two leading modalities for treating patients across the wound healing continuum.
In the fourth quarter of 2012, KCI acquired Momelan Technologies, Inc., a medical technology company developing innovative skin grafting solutions. Momelan developed an innovative epidermal grafting solution utilizing donor site-sparing technology for enabling and standardizing the use of epidermal skin grafting that can be performed in the office or outpatient setting with minimal discomfort. This technology enables a consistent and reproducible harvest of autologous grafts of uniform thickness that are immediately applied to the recipient site. The technology's value in skin grafting procedures makes it a strategic fit into  KCI's portfolio of negative pressure technologies. KCI expects to commercially launch this innovative solution in 2013.
Customers
In U.S. acute care and long-term care facilities, we contract with healthcare facilities individually or through proprietary hospital groups and voluntary group purchasing organizations (“GPOs”) that represent large numbers of hospitals and long-term care facilities. Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement. We bill these facilities directly for the rental and sale of our products. In the U.S. home care setting, we provide products and services to patients in the home and bill third-party payers, such as Medicare and private insurance, directly. For 2012, 2011 and 2010, U.S. Medicare placements accounted for 13%, 12% and 12%, of total KCI revenue, respectively. None of our individual customers or third party payers accounted for 10% or more of total KCI revenues for 2012, 2011 or 2010. Outside of the U.S., most of KCI's revenue is generated in the acute care setting on a direct billing basis. Sales and rentals of KCI's products accounted for approximately 75% of our total revenue in 2012. By geographic region, the Americas and EMEA/APAC represented 76% and 24%, respectively, of total 2012 KCI revenue.

Payment and Reimbursement Coverage
We have extensive contractual relationships and reimbursement coverage for KCI's products in the United States. We have contracts with nearly all major acute care hospital organizations and most major extended care organizations, either directly or through GPOs. We are paid directly by hospitals and extended care organizations, who seek reimbursement for surgical procedures from both private and public payers. A substantial portion of KCI product placements, particularly placements in the home, are subject to reimbursement coverage from various public and private third-party payers, including government-funded programs, such as the Medicare and Medicaid programs in the United States, and other publicly-funded health plans in foreign jurisdictions. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers.
In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. insurers have adopted coverage criteria similar to Medicare standards. From time to time, the U.S. Medicare administrative agency, The Centers for Medicare and Medicaid Services (“CMS”) publishes reimbursement policies and rates that affect reimbursement for our Medicare placements in the home. In August 2011, CMS announced it will include NPWT in Round Two of its DME Competitive Bidding program, which goes into effect July 1, 2013. Round Two Bid rates for NPWT were announced on January 31, 2012 with an average 41% reduction in reimbursement starting July 1, 2013 in 100 Competitive Bid Areas (“CBAs”), which represent 40% of our U.S. Medicare Part B business. CMS's DME Competitive Bidding Round One Re-Compete program will impact an additional 9 areas, beginning January 1, 2014, with the potential for a similar reimbursement decline.
We are continuing our efforts to obtain expanded reimbursement for our NPWT products and related disposables in foreign jurisdictions. These efforts have resulted in varying levels of reimbursement from private and public payers in Japan, Germany, Austria, the Netherlands, Switzerland, Canada, South Africa, Australia, Turkey and the U.K., primarily in the acute care setting. Generally, our NPWT products are covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post-acute or community-based care settings. However, in certain countries, such as Germany, the U.K., France and Spain, post-acute care coverage and reimbursement are largely provided on a case-by-case basis and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community-based outpatient care settings. In targeted countries, we are utilizing accepted “coverage with evidence” mechanisms in close cooperation with local clinicians and clinical centers, government health ministry officials and, in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement.
In Germany, we receive reimbursement for our NPWT products in the acute care setting. While we do receive reimbursement today for patients treated in the home care setting, the process for this is not part of a standard home care reimbursement but instead performed on a patient-by-patient evaluation of possible coverage by the insurance company. We continue to seek expanded home care reimbursement and have been working with the German government and several German insurance agencies to design clinical trials and possibly a registry for the purposes of assessing payment and coverage for V.A.C. Therapy in the home. There have been delays in this process generally driven by a formal tender process. The tender is comprised of four regions for which we will bid, as will competitors, to receive the patient study population in a particular region. The study will not differentiate between providers of NPWT but will assess the effectiveness of NPWT versus the standard of care in Germany. In June 2011, we were awarded the legal maximum of three out of four regional contracts granted by Germany’s largest state health insurer. In these regions, KCI will be the exclusive contracted provider of NPWT with our V.A.C. Therapy system in the home care environment for the clinical evaluation of NPWT in diabetic foot ulcers and post-surgical wound dehiscences. During a two to three year evaluation period, the German government will perform two clinical evaluations to further validate NPWT clinical effectiveness and cost efficiency to support government directed reimbursement across Germany. Assessment of results and any coverage decisions will follow the conclusion of the studies.
In the APAC region, we are undertaking major coverage and reimbursement efforts for our NPWT products. In Japan, the Ministry of Health Labor and Welfare (“MHLW”) approved our V.A.C. ATS Therapy System in November 2009, establishing a new device category of Negative Pressure Wound Therapy after the successful completion of our clinical trial in Japan and accelerated review process as a “High Needs Medical Device.” During the first quarter of 2010, we received reimbursement listing from Japan’s Health Insurance Bureau and subsequently launched NPWT commercially in Japan in April 2010. Our field sales organization is comprised of both account executives and clinical specialists and is deployed nationally. In accordance with the reimbursement review process by the MHLW, the listing for V.A.C. Therapy was reviewed during the first quarter of 2012 and the reimbursement rate was slightly reduced from the original listing. Our V.A.C. ATS Therapy System is one of two approved devices in the NPWT category in Japan. A competitive product offered by Smith & Nephew entered the market in August 2012, and we anticipate that additional competitive products will enter the market in early 2013. In Australia, where acute care reimbursement for the V.A.C. Therapy System has been approved for many years, we are seeking reimbursement approval for V.A.C. Therapy in the post acute or community-based settings. In this regard, negotiations are underway with the Australian health ministry, as well as that country’s largest private payers. In addition, during the second half of 2010, we launched NPWT commercially in China and India. We are working aggressively to construct appropriate networks to launch NPWT products in other APAC countries that are important to KCI’s growth, where we intend to dedicate substantial efforts to obtain reimbursement in the future.
Overall, the prospects of achieving broader global coverage and reimbursement for our NPWT products in both acute and post-acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs balanced by the significant and growing evidence that our NPWT products have demonstrated the ability to prepare wounds for closure while reducing the overall costs associated with treatment. We believe that our plans to achieve positive coverage and reimbursement decisions for NPWT products outside the United States are supported by the growing need for clinical and economic evidence.
To ensure compliance with Medicare and other regulations to which we are subject, regional carriers often conduct audits and request patient records and other documents to support claims we submit for payment of services rendered to customers. From time to time, we receive inquiries from various government agencies requesting customer records and other documents. It is our policy to cooperate with all such requests for information. We also are subject to routine pre-payment and post-payment audits of reimbursement claims submitted to Medicare. These audits typically involve a review by Medicare, or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by us and could ultimately result in denial, recoupment or refund demands for claims submitted for Medicare reimbursement. In addition, Medicare or its contractors could place us on extended pre-payment review, which could slow our collections process for submitted claims. Initial audit findings of this type are subject to administrative remedies and appeals processes. Going forward, it is likely that we will be subject to periodic inspections, assessments and audits of our billing and collections practices.
Competition
Historically, KCI's therapies and systems have competed primarily with traditional wound care dressings, other advanced wound dressings (hydrogels, hydrocolloids, alginates), skin substitutes, products containing growth factors and other medical devices used for wound care. Many of these methods can be used to compete with our NPWT products or as adjunctive therapies that may complement our products. In recent years, as a result of the success of our V.A.C. Therapy System, a number of companies have announced or introduced products similar to, or designed to mimic the product component of, our NPWT solution, and others may do so in the future.
We believe that the principal competitive factors within our markets are clinical outcomes, cost of care and support and service, particularly across key care settings. Furthermore, we believe that a national presence with full distribution capabilities is important to serve large, national and regional healthcare GPOs and care systems. We believe KCI is well-positioned to compete effectively in advanced wound care markets based on our broad reach and relationships, the clinical efficacy and superior outcomes of our products, which is supported by a large body of evidence, and our differentiated global infrastructure, service and support. Multiple studies have demonstrated that our V.A.C. Therapy System, including its unique design, materials and mechanism of action provides a clinical advantage for treatment of wounds, including limb salvage in patients with diabetic foot ulcers.
KCI primarily competes with Convatec, Molnlycke, Spiracur, Genadyne, Hartmann and Smith & Nephew. In addition there are several smaller regional companies that have introduced medical devices designed to compete with our products.
Sales and Marketing
KCI currently markets its products in the acute, extended and home care settings. Because physicians and nurses are critical to the adoption and use of advanced medical systems, a major element of our marketing focus is to educate and train these medical practitioners in the application of our therapies, including the specific knowledge necessary to drive optimal clinical outcomes, restore patient well-being and reduce the cost of patient care. The KCI sales organization includes clinical consultants, all of whom are healthcare professionals, whose principal responsibilities are to make product rounds, consult on complex cases and assist organizations and home health agencies in developing their patient-care protocols and educate facility staff on the use of our therapies. Additionally, these team members consult with our customers regarding the often demanding and complex paperwork required by Medicare and private insurance companies. In fulfilling the paperwork requirements, these specialists enhance the overall productivity of our sales force.

Seasonality
Historically, we have experienced a seasonal slowing of KCI unit demand beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.
Operations and Manufacturing
Our U.S. operations have a national 24-hour, seven days-a-week customer service communications system, which allows us to quickly and efficiently respond to our customers’ needs. Additionally, we have employees located in San Antonio at our Advantage Center operation who perform functions associated with customer service and sales administration. We maintain a secure and encrypted website, KCI Express®, allowing customers across all care settings to transact business with us directly and efficiently on the web. This website, www.kciexpress.com, provides KCI customers self-service applications designed to meet the specific needs in their care setting.
In the U.S., KCI distributes products through a network of service centers and distribution centers. Our U.S. network gives us the ability to deliver our products to any major Level I domestic trauma center rapidly. Our international operations distribute our products through a network of service centers, which are strategically located within the regions and countries where we market our products and provide services similar to those provided in the U.S. market, but vary by country to ensure we meet the unique needs of our international customers. In addition, we manage a V.A.C. Therapy van fleet that has enhanced our efficiency and ability to better serve customers by providing increased mobility and accelerated turnaround of products.
On November, 8, 2012, we closed a transaction with Getinge AB (“Getinge”) pursuant to which Getinge purchased certain assets and assumed certain liabilities, including KCI's Therapeutic Support Systems (“TSS”) product portfolio. In connection with the transaction, a significant portion of our historic service center  network has been transferred to Getinge. We have entered into leasing or licensing arrangements with Getinge in certain circumstances for a limited transition period to allow us to continue to use certain service center facilities transferred to Getinge while we evaluate the service center needs of KCI on a stand-alone basis.

In addition to delivery, pick-up and technical support services, our service organization cleans, disinfects and reconditions products between rentals. To ensure product availability, the service organization manages our rental fleet of over 95,000 V.A.C. Therapy units, deploying units to meet individual service center demand patterns while maintaining high levels of rental asset utilization.
Our manufacturing processes for KCI products involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is relatively low. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements.
Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C.Ulta, Prevena, ABThera and other V.A.C. Therapy units for our global markets. Our Ireland plant also manufactures certain disposable supplies on both high-volume automation lines and manual assembly lines, which have historically been supplied by a third-party supplier in Mexico. We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.

LIFECELL
Description of Business
LifeCell develops, processes and markets novel biological soft tissue repair products made from human or animal sources that have been uniquely designed to harness the body’s natural healing processes to promote remodeling and regeneration of lost or damaged tissue while restoring function and well¬being. Soft tissue, such as skin, heart valves, blood vessels and nerve connective tissue, contains a complex, three-dimensional structure consisting of multiple forms of collagen, elastin, proteoglycans, other proteins and blood vessels making up the tissue matrix. As part of the body’s natural regenerative process, cells within a tissue continuously degrade and, in the process, replace the tissue matrix. However, in the event that a large portion of the body’s existing tissue matrix is destroyed or lost, such as from trauma or surgery, the body cannot effectively regenerate the damaged portion, resulting in scar formation. In such situations, surgeons consider a number of treatment options in the attempt to restore structure, function and physiology, including the use of implant materials. Alternatives include tissue transplants from one part of the patient’s body to the wound site (autograft transplants), processed allograft tissue derived from human cadaveric tissue, processed animal tissue (xenograft tissue) and synthetic products.
We believe the use of autograft tissue is disadvantageous due to the creation of a separate donor site wound and the associated pain, morbidity and scarring from this additional wound. We also believe there are disadvantages to using synthetic materials and certain biologic materials including their susceptibility to infection, resorption, encapsulation, movement away from the transplanted area, and erosion through the skin. Some biologic materials may include bovine collagen, which requires patient sensitivity testing.
We believe that our acellular tissue matrix products provide surgeons with benefits over other implant materials due to our approach to biomaterials processing, namely to produce advanced tissue matrix products the body recognizes as safe, thus encouraging acceptance and proper incorporation which in turn allows progression to healing and restoration. Our tissue matrix products undergo non-damaging proprietary processing, resulting in intact tissue matrices that are strong and support tissue regeneration by way of rapid revascularization (repopulation of blood vessels within the tissue) and remodeling. Our proprietary tissue processes remove cells from biologic tissues to minimize the potential for specific rejection of the transplanted tissue. Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.
In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of Novadaq’s SPY® Intraoperative Perfusion Assessment System in certain specified North American surgical markets. The SPY Intraoperative Perfusion Assessment System enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table. The newest version of the system, the SPY Elite Intraoperative Perfusion Assessment System, has been well received by surgeons and was launched at our sales meeting in January 2011. LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution. Novadaq will continue to be responsible for manufacturing and research and development.
Products and Clinical Applications
LifeCell's product portfolio includes biological soft tissue repair products made from human and animal tissue for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair or reinforce soft tissue defects or weaknesses.
Allograft-Based Regenerative Tissue Matrix Products
Our allograft-based tissue matrices are made from donated human skin tissue processed with our non-damaging proprietary technique. Our allograft products support the repair or reinforcement of damaged or weakened tissue by providing a foundation for regeneration of normal human soft tissue. Following transplant, our regenerative tissue matrix products revascularize and repopulate with the patient’s own cells becoming incorporated into the patient, thus providing a versatile scaffold with multiple surgical applications. The table below provides a description of our allograft tissue matrix products, common clinical applications and distribution channels.

Allograft Products

Product	Description	Distribution
AlloDerm® Regenerative Tissue Matrix
Human allograft tissue matrix product predominately used in general, plastic and reconstructive procedures:
• as an implant for soft tissue reconstruction or tissue deficit correction
• as a graft for tissue coverage or closure; and
• as a sling to provide support to tissue following nerve or muscle damage
Examples of application include:
• in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures
• in surgical repair of abdominal wall defects, to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue
• in periodontal surgical procedures, to increase the amount of attached gum tissue supporting the teeth as an alternative to autologous connective tissue grafts
• for the treatment of third-degree and deep second-degree burns requiring skin grafting to replace lost skin

LifeCell's direct sales force handles the distribution of AlloDerm RTM for all applications other than periodontal applications.
BioHorizons Implant Systems, Inc. distributes the product in the U.S. and certain international markets of AlloDerm RTM for use in periodontal applications.

Cymetra® Micronized AlloDerm® Tissue
Micronized human allograft tissue matrix product ideally suited for the correction of soft-tissue defects requiring minimally invasive techniques
Example of application includes:
• injection laryngoplasty
LifeCell's direct sales force handles the distribution of Cymetra Micronized AlloDerm Tissue.
GRAFTJACKET® Regenerative Tissue Matrix
Human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in orthopedic surgical procedures
Example of application includes:
• for rotator cuff tendon reinforcement
Wright Medical Technology Inc. distributes the product for orthopedic markets in the U.S. and certain international markets.
GRAFTJACKET® Xpress Flowable Soft Tissue Scaffold
Micronized human allograft tissue matrix product intended for the repair of damaged or inadequate integumental tissue, such as deep dermal wounds
Example of application includes:
• for tunneling diabetic foot ulcers
KCI distributes GraftJacket Xpress.
Repliform® Tissue Regeneration Matrix
Human allograft tissue matrix product intended for use in repairing damaged or inadequate integumental tissue in urogynecologic surgical procedures
Examples of application include:
• as a bladder sling in the treatment of stress urinary incontinence
• for the repair of pelvic floor defects
Boston Scientific Corporation distributes the product for use in urogynecology.

Xenograft-Based Reconstructive Tissue Matrix Products
Our xenograft-based tissue matrices are porcine skin tissue processed with our non-damaging proprietary processing technique that removes cells and significantly reduces a component believed to play a major role in the xenogeneic rejection response. Our xenograft tissue matrix products support the repair of damaged tissue by allowing rapid revascularization and cell repopulation with a patient’s own cells, providing a versatile scaffold for optimal remodeling into the patient’s own tissues. The table below provides a description of our xenograft tissue matrix products, common clinical applications and distribution channels.
Xenograft Products

Product	Clinical applications	Distribution
StratticeTM Reconstructive Tissue Matrix
Porcine reconstructive tissue matrix product intended for use as an implant to reinforce soft tissue where weakness exists and for the surgical repair of damaged or ruptured soft tissue membranes
Examples of application include:
• in cancer reconstruction procedures, including breast reconstruction following mastectomy procedures
• in surgical repair of abdominal wall defects, to repair defects resulting from trauma, previous surgery, hernia repair, infection, tumor resection or general failure of the musculofascial tissue
• in reinforcement and repair of parastomal hernias
• in breast augmentation revisionary and mastopexy procedures
LifeCell's direct sales force handles the distribution of StratticeTM for all applications.
ConexaTM Reconstructive Tissue Matrix
Porcine reconstructive tissue matrix product intended for use in soft tissue reinforcement
Example of application includes:
• for reinforcement of rotator cuff, patellar, achilles, biceps, quadriceps, or other tendons
Tornier distributes the product in the U.S. and certain international markets.

Customers
LifeCell's tissue matrix products are used primarily by general, plastic and reconstruction surgeons for challenging abdominal wall/hernia repair, parastomal hernia repair and reinforcement, breast reconstruction post-mastectomy, mastopexy, head and neck trauma, and certain cosmetic surgical procedures. Hospitals and ambulatory surgical centers (“ASCs”) are the primary purchasers of our tissue matrix products. LifeCell's revenue accounted for approximately 25% of our total revenue in 2012. By geographic region, the Americas and EMEA/APAC represented approximately 96% and 4%, respectively, of total 2012 LifeCell revenue.
Payment and Reimbursement Coverage
LifeCell has contractual relationships with hospitals and ASCs in the United States. For direct sales of our tissue matrix products, we are paid directly by hospitals and ASCs, who seek reimbursement for surgical procedures from both private and public insurers. In 2009, we launched Strattice in our EMEA geographic region, where we have initially contracted directly with hospitals for the use of Strattice in challenging hernia repair and breast reconstruction. LifeCell has introduced Strattice into thirteen European countries.
We have undertaken significant efforts to inform and educate private insurers about the clinical efficacy and economic value associated with the use of AlloDerm in the United States. The majority of national and regional insurers have adopted coverage policies for the use of AlloDerm in connection with surgical procedures, making AlloDerm more accessible in the United States. With the launch of Strattice in the first quarter of 2008, clinical studies were initiated to demonstrate favorable clinical outcomes. Published clinical experience is necessary to initiate insurance coverage. To date coverage of Strattice has been favorable on a case-by-case basis.

For the 2011 Healthcare Common Procedure Coding System (“HCPCS”) code set, we submitted to CMS a Coding Modification Recommendation requesting an appropriate HCPCS code for Strattice. In November 2010, CMS notified us that the appropriate HCPCS code for Medicare outpatient procedures would be C1781-Mesh (Implantable). LifeCell applied to the CMS for a distinct HCPCS product code for Strattice in December 2010. CMS granted Strattice a new HCPCS code effective January 1, 2012. HCPCS product codes are important to facilities for appropriate payment for Strattice when procedures are performed in a hospital outpatient setting or in an ASC. HCPCS codes are adopted by both private and governmental payors and allow for specific reimbursement of products implanted.
Competition
LifeCell's products compete with various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin. Our tissue matrix products compete with products marketed by such companies as Covidien, C.R. Bard Inc., Johnson & Johnson, Integra LifeSciences Holdings Corporation, W.L. Gore & Associates, Cook, Inc., TEI Biosciences Inc., and Baxter International Inc. Two tissue processors, Musculoskeletal Transplant Foundation (“MTF”) and RTI Biologics Inc., distribute human tissue-based products that compete with our products. MTF distributes its products through a direct sales force and through Synthes, Inc. and Johnson & Johnson. RTI Biologics Inc. distributes its products through C.R. Bard Inc.
Sales and Marketing
We currently market tissue matrix and tissue perfusion assessment products in the United States primarily for abdominal wall surgery, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through LifeCell's direct sales and marketing organization. LifeCell sales representatives are responsible for interacting with primarily plastic surgeons and general surgeons to educate them regarding the use and potential benefits of our tissue-related products. We execute a variety of professional medical education events including bioskill labs, national and international conferences, trade shows, and medical symposia. We also participate in numerous national fellowship programs.
In addition to our direct sales and marketing efforts, LifeCell has arrangements with KCI (GraftJacket for Wounds), BioHorizons Implant Systems, Inc. (AlloDerm), Wright Medical Technology Inc. (GraftJacket for Orthopedic), Boston Scientific Corporation (Repliform), and Tornier (Conexa) for the distribution and marketing of our tissue matrix products in the United States and certain international markets.
Seasonality
Historically, LifeCell has experienced a seasonal slowing of sales in the third quarter of each year. This seasonality could be due to fewer surgeries being performed when patients and surgeons are on vacation. Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.
Operations and Manufacturing
LifeCell conducts its manufacturing operations at a single location in Branchburg, New Jersey, with primary warehousing and distribution being conducted at a separate location in the immediate vicinity of the manufacturing plant. Warehousing and distribution of products supporting our EMEA business are conducted from a distribution center in the Netherlands. We maintain inventory of our tissue matrix products for direct sales, and we periodically ship product to our distributors, which they maintain in inventory until final sale. The SPY tissue perfusion device is manufactured by Novadaq in Vancouver, British Colombia and installed and serviced at LifeCell's direction by a third party. We maintain a comprehensive quality assurance and quality control program, which includes documentation of all material specifications, operating procedures, equipment maintenance, and quality control test methods intended to comply with appropriate FDA, Canadian Medical Device Regulations (“CMDR”), Medical Device Directive (“MDD”) and ISO requirements. We believe that demand for Strattice, especially larger product sizes, is likely to increase further as we expand the number of applications, products and geographies based on our corporate strategy. Also, demand for AlloDerm continues to be strong in the United States in light of a demonstrated physician preference for AlloDerm in breast reconstruction and head and neck applications.

Our allograft tissue matrix products are made from donated human dermal tissue. We obtain all of our donated human cadaveric tissue from tissue banks and organ procurement organizations in the United States. These tissue banks and organ procurement organizations are subject to federal and state regulations. Specifically, the National Organ Transplant Act (“NOTA”) prohibits the sale of any human organ or tissue for valuable consideration but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue. We reimburse tissue banks and organ procurement organizations for their expenses associated with the recovery, storage and transportation of donated human skin that they provide to us for processing. In addition, we require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA. NOTA does not apply to xenograft tissue products; however, our materials and porcine tissue suppliers are subject to extensive regulatory requirements applicable to their operations.
LifeCell is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing. We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.
Our xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. We also have qualified second sources for all of our specialized solutions that are essential to the processing of our xenograft tissue matrix products.
INFORMATION WITH RESPECT TO OUR BUSINESS IN GENERAL
U.S. Healthcare Reform
In the United States, healthcare reform legislation will most likely remain focused on reducing the cost of healthcare. We believe that efforts by private payers to contain costs through managed care and other methods will continue in the future as efforts to reform the healthcare system continue. The demand for our products and the amount we may be reimbursed for our products is in many cases dependent on the policies of third-party payers such as Medicare, Medicaid, private insurance and managed care organizations that reimburse us for the sale and rental of our products.
The many healthcare reform initiatives in the United States have caused healthcare providers to examine their cost structures and reassess the manner in which they provide healthcare services. This review, in turn, has led many healthcare providers to merge or consolidate with other members of their industry in an effort to reduce costs or achieve operating synergies. A substantial number of our customers, including proprietary hospital groups, GPOs, hospitals, national nursing home companies and national home healthcare agencies, have been affected by this consolidation. An extensive service and distribution network and a broad product line are key to servicing the needs of these larger provider networks. In addition, the consolidation of healthcare providers often results in the re-negotiation of contracts and the granting of price concessions. Finally, as GPOs and integrated healthcare systems increase in size, each contract represents a greater concentration of market share, and the adverse consequences of losing a particular contract increases.
Intellectual Property
To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other laws, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. We have approximately 211 issued U.S. patents and 335 pending U.S. patent applications relating to our existing and prospective products. Outside of the U.S., we have approximately 990 issued patents and 1,364 pending patent applications. Many of our products and services are offered under proprietary trademarks and service marks. We have 56 trademarks registered with the U.S. Patent and Trademark Office. We also have agreements with third parties that provide for the licensing of patented and proprietary technology.
KCI has patent rights relating to its existing and prospective products in the form of owned and licensed patents, including approximately 199 issued U.S. patents and 285 U.S. patent applications pending. KCI's worldwide patent portfolio (including owned and licensed patent assets) includes approximately 1,142 issued patents and 1,561 pending patent applications, including protection in Europe, Canada, Australia, Japan and the U.S. Most of the patents in our patent portfolio have a term of 20 years from their date of priority.

We continuously innovate in the wound healing space, including further advances in NPWT technology. Some of KCI's earliest improvements to the technology include its first generation wound site pressure feedback (T.R.A.C.TM) technology that has some patents expiring in 2016 and others in 2018. KCI's latest generation pressure feedback system (SensaT.R.A.C.TM) has patents that expire in 2024. Other patents related to KCI's pressure control algorithms expire in 2021 and later. KCI also has a number of patents to specific dressings used in its NPWT systems that expire in the 2020s as well. KCI's next generation NPT products, including PrevenaTM Incision Management and ABTheraTM System for the treatment of the open abdomen, are protected by patents expiring in 2023 and later. For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain patents KCI previously licensed from Wake Forest University were asserted against providers of competing NPWT products, including Smith & Nephew. Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in light of the various invalidity rulings around the world and the Wake Forest royalty litigation. For additional information regarding our patent litigation, see “Business-Legal Proceedings.”

There are certain primary patents and patent applications that LifeCell relies upon to protect its regenerative medicine technology. Twelve U.S. patents and 50 pending U.S. patent applications cover various aspects of LifeCell's regenerative medicine technology, including various aspects of the products, methods and apparatus for using, preparing, preserving and freeze-drying tissue-based products. LifeCell's regenerative medicine technology also relies upon certain knowledge that it considers proprietary, and LifeCell protects such information as trade secrets, as business confidential information or as know-how. Additionally, LifeCell licenses rights to additional technologies, some of which are protected by patents owned by others. We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by or licensed to us may differ from that of their foreign counterparts. In addition, recent changes to the U.S. patent system, when implemented under the Leahy-Smith America Invents Act, may also impact the patent protection available to us in the United States.
We are subject to legal proceedings involving our patents that are significant to our business. These proceedings are discussed subsequently below in “—Legal Proceedings.”
Research, Development and Clinical Sciences
Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, and new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.
In 2012, we continued our successful track record of advancing therapies through new product introductions and significant enhancements to existing products. KCI's development and commercialization of its NPTP products, including proprietary, differentiated disposable dressings, has established KCI as a leader in advanced wound care and tissue healing. We are committed to clinical research that continues to demonstrate the benefits of our technologies.With the integration of LifeCell products, we now offer a portfolio of tissue matrix products that are used in a variety of surgical procedures including: breast reconstruction, abdominal wall reconstruction, and orthopedic repair. From LifeCell, we also gained valuable competencies in biological matrix and tissue regeneration technologies to complement our product development efforts.
We continue to focus our efforts in developing new cost-effective products and technologies that result in superior clinical outcomes. One of our primary focuses for innovation is to gain greater insights into areas of high clinical needs, where we can bring new product solutions with novel technologies to help clinicians address these problems. In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use.
We are devoted to the discovery, development and commercialization of innovative, high-technology therapies and products that are designed to leverage the body’s ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care. Significant investments in our 2012 research, development and clinical sciences include:

▪	new products designed to simplify use and tailored to the needs of different wound types and care settings;

▪	new applications of negative pressure technology and unique differentiated dressings for other therapeutic modalities;

▪	development of new surgical applications for regenerative tissue matrices;

▪	research on new technologies in wound healing and tissue repair;

▪	research programs designed to expand our product line in the rapidly growing biosurgery market; and

▪	initiation, execution or support of a number of clinical trials, registries, development studies, and investigator initiated trials.
Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor

Research and development expenses	$71,859	$14,117	$69,601	$85,591

Working Capital Management
We maintain inventory parts, supplies and disposables to support customer needs in our service centers, manufacturing facilities and distribution warehouses. We also maintain inventory for conversion to KCI's rental fleet in our manufacturing facilities. KCI's rental equipment cannot be used without the disposables that support our therapy systems. As such, we generally ship disposable inventory directly to the customer.
Our payment terms with acute care and extended care organizations are consistent with industry standards and generally provide for payment within 30 days of invoice. Our payment terms with third-party payers, including Medicare and private insurance, generally vary from 30 to 45 days, which is consistent with industry standards and is regulated by contract and state law. A portion of our receivables relate to unbilled revenues arising in the normal course of business. A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our acute care or extended care organization customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.
Regulatory Matters
Regulation of Medical Devices in the United States
The development, manufacture, sale and distribution of our medical device products are subject to comprehensive federal and state governmental regulation. Most notably, all of our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act (“FDC Act”) as implemented and enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements covering the design, development, testing, safety, effectiveness, manufacturing, labeling, promotion, advertising, distribution and post-market surveillance of our products.
Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by filing a 510(k) submission) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA pursuant to the FDC Act. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. To obtain 510(k) clearance, we are required to submit information to the FDA to demonstrate that our device is “substantially equivalent” to another legally marketed device. The FDA’s 510(k) clearance process usually takes from four to twelve months, but it may last longer. To obtain PMA approval, we are required to submit significantly more information to the FDA and must demonstrate that our device is safe and effective for its intended use. The process of obtaining PMA approval is much more costly, uncertain and may take three or more years. We cannot be sure that 510(k) clearance or PMA approval will be obtained for any product that we propose to market.
After a device is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements include the following: device listing and establishment registration; adherence to the FDA’s good manufacturing practices, as set forth in the Quality System Regulation (“QSR”), which requires stringent controls and procedures for device design, testing, processing, handling, storage, distribution, installation, servicing, corrective and preventative actions, complaint handling, documentation, record-keeping, and other quality assurance requirements; labeling requirements; promotion and marketing restrictions, including FDA prohibitions against the promotion of off-label uses or indications; reporting of adverse events and device malfunctions; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; the FDA’s recall authority, whereby it can ask for or require the recall of products from the market; and requirements relating to voluntary corrections or removals.

Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for- cause inspections to verify compliance with the QSR and other FDA regulatory requirements. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary sanctions, consent decrees, injunctions to halt the manufacture or distribution of products, civil or criminal sanctions, refusal to grant clearances or approvals, delays in granting clearances or approvals, import detentions of products made outside of the United States, restrictions on operations, or withdrawal or suspension of existing approvals. The FDA also has the authority to request the repair or replacement of devices or the refund of the cost of any medical device manufactured or distributed by us.
Regulation of Medical Devices Outside of the United States
Medical device laws also are in effect in many of the non-U.S. markets in which we do business. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device- related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. For example, the European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received CE certification from a “notified body” in order to be able to sell products within the member states of the European Union. Medical devices deemed to be in the high risk classifications, such as Strattice, further undergo a distinct design review by the notified body prior to certification. Certification allows manufacturers to stamp the products with a “CE” mark. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union.
Human Tissue Regulation
The FDA regulatory requirements for the allograft tissue processed and distributed by LifeCell are complex and constantly evolving. The FDA has established regulatory requirements for human cells, tissues and cellular and tissue-based products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. The FDA will consider an HCT/P to be a Section 361 HCT/P if the HCT/P: (i) is not more than minimally manipulated; (ii) is intended solely for homologous use; (iii) is not combined with a device, drug or biologic (with limited exceptions); and (iv) does not have a systemic effect and is not dependent upon metabolic activity for its primary function (with certain exceptions). A product that is regulated as a Section 361 HCT/P generally may be commercially distributed without prior FDA clearance or approval. However, all HCT/Ps, including Section 361 HCT/Ps, must comply with the FDA’s regulations for donor screening and Good Tissue Practices, as described further below.
We believe that AlloDerm, Cymetra, GRAFTJACKET and Repliform satisfy the FDA requirements for regulation solely as Section 361 HCT/Ps and, therefore, are not subject to FDA’s requirements for medical devices and biologics and do not require FDA clearance or approval prior to commercial distribution. Correspondence between LifeCell and the FDA supports that AlloDerm, Cymetra, GRAFTJACKET, and Repliform are appropriately regulated as Section 361 HCT/Ps for specific intended uses. We believe our marketing and promotion of these products is consistent with these intended uses. However, there is a risk that the FDA could disagree with our conclusions. AlloCraft DBM is regulated both as a HCT/P and as a medical device and has received 510(k) clearance. Our xenograft products, e.g. Strattice, are regulated as medical devices and have all received 510(k) clearance.
The FDA has established regulations for HCT/Ps (including Section 361 HCT/Ps) that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow Good Tissue Practices in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps to prevent the introduction, transmission or spread of communicable diseases. Moreover, the FDA has the authority to inspect our facilities; to detain, recall or destroy our HCT/Ps; and order us to cease manufacturing if we fail to comply with these requirements. The FDA regulations for HCT/Ps also require us to report adverse reactions, and deviations from donor screening and other applicable requirements. Product listing and establishment registration requirements also apply to our HCT/Ps.
In addition to the FDA regulations applicable to our products, procurement of certain human organs and tissue is subject to other federal requirements, such as NOTA, which prohibits the sale of any human organ or tissue for valuable consideration. A few but increasing number of states, including Florida, California, Oklahoma, Illinois, New York and Maryland, impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue. Noncompliance with state requirements may include some or all of the risks associated with noncompliance with FDA regulation, as well as other risks.

The regulation of our human tissue products outside the United States varies by country and is complex and constantly evolving. A limited amount of our human tissue products are currently distributed in several countries internationally. Certain countries regulate our human tissue products as pharmaceutical products, requiring us to make extensive filings and obtain regulatory approvals before selling our product. Certain countries classify our products as human tissue for transplantation but may restrict its import or sale. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet. Noncompliance with foreign country requirements may include some or all of the risks associated with noncompliance with FDA regulation as well as other risks.
Healthcare Laws
We are subject to various federal, state and local laws in the United States targeting fraud and abuse in the healthcare industry, which generally prohibit us from soliciting, offering, receiving or paying any remuneration in order to induce the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs. Healthcare costs have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. The U.S. federal government continues to scrutinize potentially fraudulent practices affecting Medicare, Medicaid and other government healthcare programs. Payers have become more influential in the marketplace and increasingly are focused on drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of healthcare. Violations of fraud and abuse-related laws are punishable by criminal or civil sanctions, including substantial fines, imprisonment and exclusion from participation in healthcare programs such as Medicare and Medicaid and health programs outside of the United States.
Under the Physician Payment Sunshine Provisions of the new Patient Protection and Affordable Care Act, we are required to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2014 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

Medical Record Confidentiality and Privacy Laws
The Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), includes a variety of provisions that impact our business, including provisions relating to the privacy of individually identifiable protected health information (“PHI”), the security of PHI and the standardization of certain electronic transactions, such as an electronic claim to a health plan. Sanctions for violating HIPAA include criminal penalties and civil sanctions. HIPAA’s privacy regulations impose restrictions on the use and disclosure of PHI. We maintain a secure and encrypted website, KCI Express®, allowing customers across all care settings to transact business with us directly and efficiently on the web. This website provides KCI customers self-service applications designed to meet the specific needs in their care setting and is maintained in compliance with HIPAA security standards. The HIPAA security standards impose obligations to safeguard the security and integrity of electronic PHI. HIPAA regulations regarding standardization of electronic data billing transactions also impact our business. We continue to work with all of our business associates with whom we share PHI and who process standardized transactions covered by the regulations in order to make the transition to standardized electronic transactions and medical data code sets as smooth as possible. However, the healthcare industry’s continued transition to standardized electronic transactions and medical data code sets may create billing difficulties or business interruptions for us.

Other Regulatory Requirements
We are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws applicable in non-U.S. jurisdictions that generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. In the sale, delivery and servicing of our medical devices and software outside of the United States, we must also comply with various export control and trade embargo laws and regulations, including those administered by the Department of Treasury’s Office of Foreign Assets Control and the Department of Commerce’s Bureau of Industry and Security, which may require licenses or other authorizations for transactions relating to certain countries and/or with certain individuals identified by the U.S. government. Our policies require our employees to complete a training and compliance program, and we have internal controls, policies, and procedures aimed at providing employees with guidance related to the proper conduct of international business.
For more information regarding the application of regulations to our business see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”
Environmental Matters
Our manufacturing operations worldwide are subject to many requirements under environmental laws. In the United States, the U.S. Environmental Protection Agency and similar state agencies administer laws that restrict the emission of pollutants into the air, discharges of pollutants into bodies of water and disposal of pollutants on the ground. Violations of these laws can result in significant civil and criminal penalties and incarceration. The failure to obtain a permit for certain activities may be a violation of environmental law and subject the owner and operator to civil and criminal sanctions. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. U.S. laws also typically allow citizens to bring private enforcement actions. Outside of the United States, the environmental laws and their enforcement vary and may be more burdensome. For example, some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life, and others restrict the materials that manufacturers may use in their products and require redesign and labeling of products. Although such laws do not currently have a significant impact on our products, they are expanding rapidly in Europe. We have management programs and processes in place that are intended to minimize the potential for violations of these laws.
Other environmental laws, primarily in the United States, address the contamination of land, surface water and groundwater and require the clean-up of such contamination. These laws impose strict and, in certain circumstances, joint and several liability for investigation and clean-up costs on the current owner or operator as well as a prior owner or operator of contaminated property. In addition, if a parcel is contaminated by the release of regulated materials, such as through its historic use as a disposal site, any person or company that has contributed to that contamination, whether or not it has a legal interest in the land, may be subject to a requirement to clean up the parcel. Costs to investigate and remediate contamination if incurred by us could be significant.
Employees
As of December 31, 2012, we had approximately 5,160 employees worldwide, the majority of whom are located in North America. Other major concentrations of employees are located in Europe and at our manufacturing, research and development and engineering operations based in the U.K. and Ireland. None of our North American employees are represented by a labor union. In various countries outside of North America, we interact with trade unions and work councils that represent a limited number of employees. We believe that our relationship with our employees is generally good.
Availability of Securities and Exchange Commission Filings

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.kci1.com, as soon as reasonably practicable after we file or furnish such information to the SEC. Information contained on our website is not incorporated by reference to this report.

ITEM 1A.      RISK FACTORS

Risks Related to Our Business
We face significant and increasing competition, which could adversely affect our operating results.
We face significant and increasing competition in each of our businesses, which are intensely competitive and are characterized by rapid technological change. We compete with many companies, some of which have longer operating histories, better brand or name recognition, broader product lines and greater access to financial and other resources. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer, and market share can shift as a result of technological innovation and other business factors. Our ability to compete with other developers of advanced therapies and technologies will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products or proposed products obsolete or less competitive. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry. For additional information regarding our competitive positioning, see “Business—Information Related to Businesses—KCI—Competition and LifeCell—Competition.”
We expect competition for KCI to increase over time as competitors introduce additional competing products in the advanced wound care market and continue expanding into geographic markets where it currently operate. For example, in August 2012, Smith & Nephew announced the introduction of a competing NPWT product offering in Japan, where Smith & Nephew has already had a presence for 25 years. As KCI's patents in the field of NPWT expire over time, it expects increased competition with products adopting basic NPWT technologies. Some of KCI's earliest improvements to the technology include its first generation wound site pressure feedback (T.R.A.C.TM) technology that has some patents expiring in 2016 and others in 2018. KCI's latest generation pressure feedback system (SensaT.R.A.C.TM) has patents that expire in 2024. Other patents related to KCI's pressure control algorithms expire in 2021 and later. KCI also has a number of patents to specific dressings used in its NPWT systems that expire in the 2020s as well. KCI's next generation Negative Pressure Therapy ("NPT") products, including PrevenaTM Incision Management and ABTheraTM System for the treatment of the open abdomen, are protected by patents expiring in 2023 and later. For the last several years, KCI and its affiliates have been involved in multiple patent infringement suits where claims under certain patents KCI previously licensed from Wake Forest University were asserted against providers of competing NPWT products, including Smith & Nephew. Smith & Nephew or third parties may become more aggressive in the marketing of competitive NPWT systems in light of the various invalidity rulings around the world and the Wake Forest royalty litigation. For additional information regarding our patent litigation, see “Business-Legal Proceedings.”
KCI's NPWT systems also compete with traditional wound care dressings, other advanced wound care dressings, skin substitutes, products containing growth factors and other medical devices used for wound care in the United States and internationally. LifeCell is facing increasing competition from providers of various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin. If we are unable to effectively differentiate our products from those of our competitors, our market share, sales and profitability could be adversely impacted.
If we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed.
Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing products is required for us to grow and compete effectively. The completion of development of any new products remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or manufacturing problems; extended lead times in obtaining required regulatory approval of new products; the possibility of significantly higher development costs than anticipated; and gaining customer acceptance. Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover.
Our current and future products are subject to regulation by the FDA and other national, federal and state governmental authorities. We may be required to undertake time-consuming and costly development and clinical activities and seek regulatory clearance or approval for expanded clinical applications for current products and new products. Clearance and/or approval might not be granted for a new or modified product or expanded uses of existing products on a timely basis, if at all.

Applicable regulations are subject to change as a result of legislative, administrative or judicial action, which may further increase costs or reduce sales. Any substantial increase in requirements that are imposed on us could potentially delay our development and commercialization of new medical device products. We cannot assure that clearance or approval for new uses of existing products, or new products could be obtained in a timely fashion, or at all. Also, our determination that our allograft products are eligible for regulation as human cellular and tissue-based product is limited to their current intended uses. In the future, we may wish to market our allograft products for new intended uses, which may require premarket clearance or approval under FDA medical device or biologic regulations, and could be time consuming and costly. Our failure to maintain clearances or approvals for existing products or to obtain clearance or approval for new or modified products could adversely affect our results of operations and financial condition.
In addition, we may be subject to intellectual property infringement claims from individuals and companies who have acquired or developed patent portfolios in the fields of advanced wound care or regenerative medicine for the purpose of developing competing products, or for the sole purpose of asserting claims against us. Any claims that our products or processes infringe the intellectual property rights of others, regardless of the merit or resolution of such claims, could cause us to incur significant costs in responding to, defending and resolving such claims, and may prohibit or otherwise impair our ability to commercialize new or existing products.
If we are unsuccessful in protecting and maintaining our intellectual property, our competitive position could be harmed.
Our ability to enforce our patents and those licensed to us, together with our other intellectual property, is subject to general litigation risks, as well as uncertainty as to the validity or enforceability of our intellectual property rights in various countries. Changes in either the intellectual property laws or in interpretations of intellectual property laws in the United States and other countries may diminish the value of our intellectual property. For instance, the U.S. Supreme Court has recently modified some tests used by the U.S. Patent and Trademark Office in granting patents during the past 20 years, which may decrease the likelihood that we will be able to obtain patents and increase the likelihood of challenge of any patents we obtain or license. In addition, the U.S. recently enacted sweeping changes to the U.S. patent system under the Leahy-Smith America Invents Act (“AIA”), including changes that would transition the U.S. from a “first-to-invent” system to a “first to file” system and alter the processes for challenging issued patents. These changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, if at all. We own or license numerous patents on our existing products and processes, and we file applications as appropriate for patents covering new technologies as such technologies are developed. However, the patents we own, or in which we have rights, may not be sufficiently broad to protect our technology position against competitors, or may not otherwise provide us with competitive advantages. We often retain certain knowledge that we consider proprietary as confidential and elect to protect such information as trade secrets, as business confidential information or as know-how. In these cases, we rely upon trade secrets, know-how and continuing technological innovation to maintain our competitive position. Our intellectual property rights may not prevent other companies from developing functionally equivalent products, developing substantially similar proprietary processes, or otherwise gaining access to our confidential know-how or trade secrets.
When we seek to enforce our intellectual property rights, we may be subject to claims that our rights are invalid, are otherwise unenforceable or are already licensed to the party against whom we are asserting a claim. When we assert our intellectual property rights, it is likely that the other party will seek to assert intellectual property rights of its own against us, which may adversely impact our business. All patents are subject to requests for reexamination by third parties and under the AIA additional methods of challenging the validity or enforceability of issued patents will be implemented. When such requests for reexamination are granted, some or all claims may require amendment or cancellation. Since 2007, multiple requests for reexamination of patents owned or licensed by KCI were granted by the U.S. Patent and Trademark Office. If we are unable to enforce our intellectual property rights our competitive position could be harmed. We and our affiliates are also involved in multiple intellectual property litigation suits in the United States and Europe. If any of our key patent claims are narrowed in scope or found to be invalid or unenforceable, or we otherwise do not prevail, our share in the markets where we compete could be negatively impacted due to increased competition and pricing of our products could decline significantly, either of which would negatively affect our financial condition and results of operations. For example, in the U.K. and Germany, where certain patent claims relating to NPWT were invalidated in 2009 litigation, we have experienced increased competition and reduced growth rates in KCI revenue as a result. In addition, third parties may become more aggressive in the marketing of competitive NPWT systems in the U.S. and internationally due to the Wake Forest royalty litigation and the invalidation of Wake Forest patent claims around the world. We derived approximately 72% of total revenue during the year ended December 31, 2012 from our NPWT products worldwide. For more information on our current intellectual property litigation, see "Business—Legal Proceedings."

We have agreements with third parties pursuant to which we license patented or proprietary technologies. These agreements commonly include royalty-bearing licenses. If we lose the right to license technologies essential to our businesses, or the costs to license these technologies materially increase, our businesses could be adversely impacted.
The adoption of healthcare reform in the U.S. may adversely affect our business and financial results.
On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010 (“PPACA”) which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010. Under PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government from PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The PPACA imposes, among other things, an excise tax of 2.3% of any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013, resulting in an anticipated cost to the medical device industry of up to $20 billion over the next decade. We are now subject to this excise tax on our sales of certain medical devices we manufacture, produce or import. The PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014. In addition, PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care. PPACA increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act (“FCA”) and government enforcement tools, which may adversely impact healthcare companies.

The United States Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. In addition to PPACA, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. However, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could adversely affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

We may not successfully identify and complete acquisitions or strategic alliances on favorable terms or achieve anticipated synergies relating to any acquisitions or alliances, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources and require significant charges or write-downs.
We regularly review potential acquisitions of complementary businesses, technologies, services or products, as well as potential strategic alliances. We may be unable to find suitable acquisition candidates or appropriate partners with which to form alliances. Even if we identify appropriate acquisition or alliance candidates, we may be unable to complete the acquisitions or alliances on favorable terms, if at all. Future acquisitions may reduce our cash available for operations or other uses. In addition, the process of integrating an acquired business, technology, service or product into our existing operations could result in unforeseen difficulties and expenditures. Integration of an acquired company often requires significant expenditures as well as significant management resources that otherwise would be available for ongoing development of our other businesses. Moreover, we may not realize the anticipated financial or other benefits of an acquisition or alliance.
We may be required to take charges or write-downs in connection with acquisitions. Our financial results could be adversely affected by financial adjustments required by GAAP in connection with our acquisitions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets.
Divestitures of some of our businesses or product lines may adversely affect our business, results of operations and financial condition.

In regularly evaluating the performance of our businesses, we may decide to sell a business or product line. Even if we identify a divestiture opportunity, we may be unable to complete the divestiture on favorable terms, if at all. Any divestitures may result in significant charge-offs or write-downs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. The process of divesting ourselves of a business or product line could result in unforeseen expenditures and risks, including complexities in separating operations, services, products and personnel. Divestitures often require the diversion of management's attention from other business concerns and the disruption of our business, and could result in potential loss of key employees.

On November, 8, 2012, we closed a transaction with Getinge AB ("Getinge") pursuant to which Getinge purchased certain assets and assumed certain liabilities, including KCI's Therapeutic Support Systems ("TSS") product portfolio. We agreed to provide transition services to Getinge after the close of the transaction.

In connection with the transaction, a significant portion of our historic service center  network has been transferred to Getinge. We have entered into leasing or licensing arrangements with Getinge in certain circumstances for a limited transition period to allow us to continue to use certain service center facilities transferred to Getinge while we evaluate the service center needs of KCI on a stand-alone basis. There is no guarantee that we will be able to build or implement the new KCI service network in the time period we expect or at a cost that is satisfactory to us, perform transition services at a cost consistent with levels being reimbursed by Getinge, manage the incremental cost associated with this divestiture, or accomplish these activities without any significant disruption to KCI's business.

We may not be able to successfully manage these or other significant risks related to divesting a business or product line.

Changes in U.S. and international reimbursement regulations, policies and rules, or their interpretation, could reduce the reimbursement we receive for and adversely affect the demand for our products.
The demand for our products is highly dependent on the regulations, policies and rules of third-party payers in the United States and internationally, including the U.S. Medicare and Medicaid programs, as well as private insurance and managed care organizations that reimburse us for the sale and rental of our products. If coverage or payment regulations, policies or rules of existing third-party payers are revised in any material way in light of increased efforts to control healthcare spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of furnishing or renting our products could increase.
In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs. These contractors are delegated certain authority to make local or regional determinations and policies for coverage and payment of biologicals, durable medical equipment (“DME”), medical devices, and related supplies in various care settings. Adverse interpretation or application of Medicare contractor coverage policies, adverse administrative coverage determinations or changes in coverage policies can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such determinations and changes can often be challenged only through an administrative appeals process. From time to time, we have been engaged in dialogue with the medical directors of the various Medicare contractors, including the part A/B Medicare Administrative Contractors (A/B MACs) and the Durable Medical Equipment Medicare Administrative Contractors (“DME MAC" or DMACs”) in order to clarify local coverage policies for our tissue matrix and NPWT products. In some instances relating to reimbursement of our NPWT products, the DMAC medical directors have indicated that their interpretation of the NPWT coverage policy differs from KCI's. Although we have informed the DMAC's medical directors of our positions and billing practices, we continue to work towards the resolution of all open issues. In the event that KCI's interpretations of NPWT coverage policies in effect at any given time do not prevail, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact KCI revenue from Medicare placements in the United States.
In addition, the current Medicare NPWT coverage policy instructs the DMACs to initially deny payment for any NPWT placements that have extended beyond four months in the home; however, we are permitted to appeal such non-payment on a claim-by-claim basis. As of December 31, 2012, we had approximately $14.0 million in outstanding receivables relating to Medicare NPWT placements that have extended beyond four months in the home, including both unbilled items and claims where coverage or payment was initially denied. We are in the process of submitting all unbilled claims for payment and appealing the remaining claims through the appropriate administrative appeals processes necessary to obtain payment. We may not be successful in collecting these amounts. Further changes in policy or adverse determinations may result in increases in denied claims and outstanding receivables. In addition, if our appeals are unsuccessful and/or there are further policy changes, we may be unable to continue to provide the same types of services that are represented by these disputed claims in the future.

If we are unable to obtain expanded reimbursement for our products in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.
The successful global expansion of our business is dependent upon our ability to obtain expanded reimbursement for our products in the United States and in foreign jurisdictions. We are continuing our efforts to obtain reimbursement for Strattice and V.A.C. Therapy systems and related disposables in foreign jurisdictions. For V.A.C. Therapy systems and related disposables, these efforts have resulted in varying levels of reimbursement from private and public payers in multiple countries, mainly in the acute care setting. In these jurisdictions and others outside the United States, we continue to seek expanded home care reimbursement, which we believe is important in order to increase the demand for V.A.C. Therapy Systems and related disposables in these markets. For our LifeCell business, work has begun to secure appropriate coding, coverage and reimbursement for AlloDerm in Canada, and for Strattice throughout Europe, the Middle East and Africa. If we are unable to obtain expanded reimbursement, our international expansion plans could be delayed and our plans for growth could be negatively impacted. For a more detailed discussion of our reimbursement efforts, see “Business—Information Related to Businesses—KCI—Payment and Reimbursement Coverage; and LifeCell—Payment and Reimbursement Coverage.”
U.S. Medicare reimbursement of competitive products and the implementation of the Medicare competitive bidding program could reduce the reimbursement we receive and could adversely affect the demand for our V.A.C. Therapy Systems in the United States.
From time to time, Medicare publishes reimbursement policies and rates that may unfavorably affect the reimbursement and market for our products. Since 2005, Medicare has assigned NPWT reimbursement codes to several devices being marketed to compete with V.A.C. Therapy Systems. Due to the introduction of competitive products, the Centers for Medicare and Medicaid Services (“CMS”) and other third-party payers could attempt to reduce reimbursement rates on NPWT or its various components through competitive bidding or otherwise, which could negatively impact KCI revenue from U.S. Medicare placements.
For the year ended December 31, 2012, U.S. Medicare placements of our NPWT products represented approximately 9.6% of our total revenue. In the future, KCI revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. In August 2011, CMS announced that NPWT pumps and related supplies and accessories will be included in the next rounds of competitive bid process (Round Two and the Round One Re-compete). Round Two Bid rates for NPWT were announced on January 31, 2012 with an average 41% reduction in reimbursement starting July 1, 2013 in 100 Competitive Bid Areas ("CBAs"). Inclusion of NPWT products in the Medicare competitive bidding program will result in increased competition in those CBA markets were KCI is not offered a bid, and greatly reduced reimbursement for our Medicare placements in those CBAs. In the event that CMS adopts policies or procedures that are unfavorable to us, any resulting reduction in reimbursement could materially and adversely affect our business and operating results.
U.S. Medicare reimbursement changes applicable to facilities that use our products, such as hospitals and skilled nursing facilities, could adversely affect the demand for our products.
In 2006, CMS finalized new provisions for the hospital inpatient prospective payment system (“IPPS”) that included a significant change in the manner in which it determines the underlying relative weights used to calculate the diagnosis-related group (“DRG”) payment amount made to hospitals for certain patient conditions. In 2007, CMS began to phase-in the use of hospital costs rather than hospital charges for the DRG relative weight determination. As expected, payments have increased for hospitals serving more severely ill patients and decreased for those serving patients who are less severely ill. The fiscal year 2009 IPPS final rule, issued in 2008, announced the completion of the transition to the severity-adjusted DRGs. The changes to IPPS reimbursement procedures have placed downward pressure on prices paid by acute care hospitals to us and have somewhat affected the demand for our products used for inpatient services.
The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products.
Due to the increased scrutiny and publicity of government efforts to contain rising healthcare costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business. We are also currently subject to multiple technology assessments related to our V.A.C. Therapy Systems in foreign countries where we conduct business. Any unfavorable results from these evaluations or technology assessments could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our V.A.C. Therapy Systems.

In March 2009, the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) published a report on the comparative pricing of NPWT pumps. In that report, the OIG suggested that CMS is overpaying for NPWT pumps because the current price is based on the price of the V.A.C. Therapy System and did not consider the lower prices of new products added to the NPWT category since 2005. The OIG suggested that CMS should either competitively bid NPWT in the Second Round of DME Competitive Bidding or conduct an inherent reasonableness assessment. In August 2011, CMS announced it will include NPWT in Round Two of its DME Competitive Bidding program, which goes into effect July 1, 2013. Round Two Bid rates for NPWT were announced on January 31, 2012 with an average 41% reduction in reimbursement starting July 1, 2013 in 100 Competitive Bid Areas (CBAs), which represent 40% of our U.S. Medicare Part B business. CMS's DME Competitive Bidding Round One Re-Compete program will impact an additional 9 areas, beginning January 1, 2014, with the potential for a similar reimbursement decline. This could negatively impact commercial payer reimbursement of our products.
The OIG has also reiterated that it plans to continue to review DME suppliers’ use of certain claims modifiers to determine whether the underlying claims made appropriate use of such modifiers when billing to Medicare. Under the Medicare program, a DME supplier may use these modifiers to indicate that it has the appropriate documentation on file to support its claim for payment. Upon request, the supplier may be required to provide this documentation; however, recent reviews by Medicare regional contractors have indicated that some suppliers have been unable to furnish this information. The OIG intends to continue its work to determine the appropriateness of Medicare payments for certain DME items, including wound care equipment, by assessing whether the suppliers’ documentation supports the claim, whether the item was medically necessary, and/or whether the beneficiary actually received the item. The OIG also plans to review DME that is furnished to patients who are receiving home health services to determine whether the DME is properly billed separately from the home health agency’s reimbursement. In the event that these initiatives result in any assessments with respect to our claims, we could be subject to material refunds, recoupments or penalties. Such initiatives could also lead to further changes to reimbursement or documentation requirements for our products, which could be costly to administer. The results of U.S. or foreign government agency studies could factor into governmental or private reimbursement or coverage determinations for our products and could result in changes to coverage or reimbursement rules which could reduce the amounts we collect for our products and have a material adverse effect on our business.
We may be subject to claims audits that could harm our business and financial results.
As a healthcare supplier, we are subject to claims audits by government regulators, contractors and private payers. Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits. To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers. Such audits may also be initiated as a result of recommendations made by government agencies, such as those in the June 2007 OIG report. For more information on claims audits, see Note 13 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012. CMS’s Medicaid Integrity Plan, a national strategy to detect and prevent Medicaid fraud and abuse, seeks to identify, recover and prevent inappropriate Medicaid payments through increased review of suppliers of Medicaid services. We could be subjected to such reviews in any number of states potentially resulting in demands for refunds or assessments of penalties against us, which could have a material adverse impact on our financial condition and results of operations.
In addition, our agreements with private payers commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us.
We could be subject to governmental investigations regarding the submission of claims for payment for items and services furnished to federal and state healthcare program beneficiaries.
There are numerous rules and requirements governing the submission of claims for payment to federal and state healthcare programs. In many cases, these rules and regulations are not very clear and have not been interpreted on any official basis by government authorities. If we fail to adhere to these requirements, the government could allege we are not entitled to payment for certain claims and may seek to recoup past payments made. Governmental authorities could also take the position that claims we have submitted for payment violate the FCA. The recoupment of alleged overpayments and/or the imposition of penalties or exclusions under the FCA or similar state provisions could result in a significant loss of reimbursement and/or the payment of significant fines and may have a material adverse effect on our operating results. Even if we were ultimately to prevail, an investigation by governmental authorities of the submission of widespread claims in non-compliance with applicable rules and requirements could have a material adverse impact on our business as the costs of addressing such investigations could be significant.

In February 2009, we received a subpoena from the OIG seeking records regarding our billing practices under the local coverage policies of the four regional DMACs. In response to the initial request, we produced substantial documentation to the OIG and met with the U.S. Department of Justice in order to assist the government in its review. The government made additional informal requests in November and December 2009. We cooperated with all of the inquiries and provided substantial documentation to the OIG and the U.S. Attorneys’ office throughout 2009 and 2010. On May 9, 2011, we received notice that the U.S. Attorneys’ office had declined to intervene in qui tam actions filed against KCI by two former employees in Federal Court in California. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. These cases were originally filed under seal pending the government's review of the allegations contained therein. Following the completion of the government's review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds. On January 30, 2012, the Court granted two of KCI's motions dismissing all of the claims in one suit and dismissing all of the claims in the second suit with the exception of a retaliation claim, which has been stayed pending the appeal of the dismissed claims. On February 27, 2012 and June 15, 2012, respectively, the former employees each filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit seeking to reverse the dismissal of their claims by the trial court. KCI fully intends to vigorously defend the appeals. For a description of other risks relating to governmental review and investigation of our businesses, see each of the risk factors entitled “The initiation by U.S. and foreign healthcare, safety and reimbursement agencies of periodic inspections, assessments or studies of the products, services and billing practices we provide could lead to reduced public reimbursement or the inability to obtain reimbursement and could result in reduced demand for our products;” “We may be subject to claims audits that could harm our business and financial results;” and “We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.”
We could be subject to governmental investigations under the Anti-Kickback Statute, the Stark Law, the federal False Claims Act or similar state laws with respect to our business arrangements with prescribing physicians and other healthcare professionals.
We are subject to various federal, state and foreign laws pertaining to healthcare pricing and fraud and abuse, including prohibitions on kickbacks and the submission of false claims and restrictions on relationships with physicians and other referral sources. We have numerous business arrangements with physicians and other potential referral sources. Although we believe neither these arrangements nor the remuneration provided thereunder in any way violate the federal Anti-Kickback Statute, the Stark Law or similar state laws, governmental authorities could attempt to take the position that one or more of these arrangements, or the payments or other remuneration provided thereunder, violates these statutes or laws. In addition, if any of our arrangements were found to violate such laws, federal authorities or whistleblowers could take the position that our submission of claims for payment to a federal healthcare program for items or services realized as a result of such violations also violates the FCA. Imposition of penalties or exclusions for violations of the Anti-Kickback Statute, the Stark Law or similar state laws could result in a significant loss of reimbursement and may have a material adverse effect on our financial condition and results of operations. Even the assertion of a violation under any of these provisions could have a material adverse effect on our financial condition and results of operations.
Failure of any of our clinical studies or third-party assessments to demonstrate desired outcomes in proposed endpoints may reduce physician usage or result in pricing pressures that could have a negative impact on business performance.
We regularly conduct clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or cost effectiveness of our products, physicians may elect not to use our products as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our products. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products. In the case of a pre-approval study or a study required by a regulatory body as a condition of approval, a regulatory body can revoke, modify or deny approval of the product in question.

Our business is partly dependent on major contracts with group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”). Our relationships with these organizations pose several risks.
Our products can be contracted under national tenders or with larger hospital GPOs. The healthcare industry has been consolidating, and as a result, transactions with customers are larger and more complex. The purchasing power of these larger customers has increased, and may continue to increase, generating downward pressure on product pricing. The majority of KCI's U.S. hospital sales and rentals are made pursuant to contracts with GPOs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing GPO agreements, including agreements that would otherwise expire. Failure to be included in certain of these agreements could have a material adverse effect on our business, including sales and rental revenues. The contracting practices of GPOs change frequently to meet the needs of their member hospitals. An emerging trend is for GPOs to offer committed programs or standardization programs, where one supplier may be chosen to serve designated members that elect to participate in the program. Participation by us in such programs may require increased discounting, and failure to participate or be selected for participation in such programs may result in a reduction of sales to the member hospitals. In addition, the industry is showing an increased focus on contracting directly with health systems or IDNs (which typically represents influential members and owners of GPOs). IDNs and health systems often make key purchasing decisions and have influence over a GPO’s contract decisions. This presents an opportunity to have more contracts directly with customers, but customers may request additional discounts or enhancements. GPOs, IDNs and large health care providers have communicated that their member hospitals have limited access to capital, and they have increased their focus on pricing and on limiting price increases. Some of our sales contracts contain restrictions on our ability to raise prices, therefore limiting our ability, in the short-term, to respond to significant increases in raw material prices or other factors.
The success of many of our products depends heavily on acceptance by healthcare professionals who prescribe and recommend our products and by end users of our products, and our failure to maintain a high level of confidence in our products could adversely affect our business.
We maintain customer relationships with numerous specialized nurses, surgeons, primary care physicians, home healthcare providers, other specialist physicians and other healthcare professionals. We believe that sales of our products depend significantly on their confidence in, and recommendations of, our products. In addition, our success depends on end users’ acceptance and confidence in the effectiveness, comfort and ease-of-use of our products, including our new products. In order to achieve acceptance by end users and healthcare professionals alike, we seek to educate patients and the healthcare community as to the distinctive characteristics, perceived benefits, clinical efficacy and cost-effectiveness of our products compared to alternative products, including the products offered by our competitors. Acceptance of our products also requires effective training of patients and healthcare professionals in the proper use and application of our products. Failure to effectively educate and train our customers and end-users and failure to continue to develop relationships with leading healthcare professionals and new patients could result in a less frequent recommendation or prescription of our products to patients, which may adversely affect our sales and profitability.
Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact our rental and sales of KCI and LifeCell products.
For both of our businesses, we obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost- effectiveness, availability, or constraints resulting from regulatory requirements. While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of finished products and components. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. Due to our substantial indebtedness, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business. Any casualty, natural disaster or other significant disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business. For more information regarding our sole-source supply arrangements, see “Business—Information Related to Businesses—KCI—Operations and Manufacturing and LifeCell—Operations and Manufacturing”

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect our profitability or revenues.

Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our results of operations.

Any shortfall in our ability to procure unprocessed tissue or manufacture Strattice and AlloDerm in sufficient quantities to meet market demand would negatively impact our growth.
Demand for our tissue matrix products is significant and increasing in the United States, and we continue to expand our manufacturing capabilities to meet this demand. Since 2010, our inventory levels of Strattice and AlloDerm have been maintained at levels sufficient to meet market demand. However, any inability to manufacture sufficient quantities of our products to meet demand in the future could have a material adverse effect on our LifeCell business. For more information respecting our procurement of tissue for our AlloDerm and Strattice products, see “Business-Information Related to Businesses-LifeCell-Operations and Manufacturing.”
If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.
Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The manufacture of all of our LifeCell regenerative medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey. The manufacture of KCI's disposable supplies is conducted at our manufacturing facility in Athlone, Ireland and the manufacturing facility of our third-party supplier in Mexico. Any temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions could cause a significant disruption in our ability to supply LifeCell products or KCI products, which would impair LifeCell's or KCI's revenue growth, respectively. We take precautions to safeguard the facilities, including security, health and safety protocols and off-site backup and storage of electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.
Disruptions in service or damage to our data center could adversely affect our business.

Our information technologies and systems are vulnerable to damage or interruption from various causes, including (i) acts of God and other natural disasters, war and acts of terrorism and (ii) power losses, computer system failures, Internet and telecommunications or data network failures, operator error, losses of and corruption of data and similar events. While we maintain a backup of much of our operational and financial data at an offsite disaster recovery site and conduct business continuity planning to mitigate the adverse effects of a disruption, relocation or change in operating environment at the data center we utilize, the situations we plan for and the amount of insurance coverage we maintain may not be adequate in any particular case. Any resulting interruption, delay or cessation in service to our customers could impair or prohibit our ability to provide our services, reduce the attractiveness of our services to current or potential customers and adversely impact our financial condition and results of operations.

Increased IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services and data.

Increased global IT security requirements, vulnerabilities, threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products, solutions and services remain potentially vulnerable to advanced persistent threats. We also may have access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Despite our efforts to protect sensitive, confidential or personal data or information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, programming and/or human errors that could potentially lead to the compromising of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.

Our success depends to a significant extent on our ability to attract and retain key members of our executive, technical, sales, marketing and engineering staff. While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future.

Our international business operations are subject to risks, including risks arising from currency exchange rate fluctuations, which could adversely affect our operating results.

Our operations outside the United States, which represented approximately $394.5 million, or 23%, of our total revenue for the year ended December 31, 2012 and $416.5 million, or 23%, of our total revenue for the year ended December 31, 2011, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations, including, but not limited to:

•	less stringent protection of intellectual property in some countries outside the United States;

•	trade protection measures and import and export licensing requirements;

•	changes in foreign regulatory requirements and tax laws;

•	alleged or actual violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial anti-bribery and anti-corruption laws in the foreign jurisdictions in which we do business;

•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;

•	political and economic instability;

•	complex tax and cash management issues;

•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries; and

•	longer-term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.
Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates related to the value of the U.S. dollar. While we enter into foreign currency exchange contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot eliminate the risk, which may adversely affect our expected results.
If we fail to comply with the extensive array of laws and regulations that apply to our business, we could suffer civil or criminal penalties or be required to make significant changes to our operations that could reduce our revenue and profitability.
We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing practices;

•	product pricing and price reporting;

•	quality of medical equipment and services and qualifications of personnel;

•	confidentiality, maintenance and security of patient medical records;

•	marketing and advertising, and related fees and expenses paid; and

•	business arrangements with other providers and suppliers of healthcare services.
For example, the Health Insurance Portability and Accountability Act defines two new federal crimes: (i) healthcare fraud and (ii) false statements relating to healthcare matters, the violation of which may result in fines, imprisonment, or exclusion from government healthcare programs. Further, under separate statutes, any improper submission of claims for payment, causing any claims to be submitted that are “not provided as claimed,” or improper price reporting for products, may lead to civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. We are subject to numerous other laws and regulations, the application of which could have a material adverse impact on our operating results. For more information regarding the application of regulations to our business see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters.”
We are subject to regulation by the FDA and its foreign counterparts that could materially limit our ability to distribute our products and could cause us to incur significant compliance costs.
The production and marketing of substantially all of our products and our ongoing research and development activities are subject to regulation by the FDA and its foreign counterparts. Complying with FDA requirements and other applicable regulations imposes significant costs on our operations. If we fail to comply with applicable regulations or if postmarket safety issues arise, we could be subject to enforcement sanctions, our promotional practices may be restricted, and our marketed products could be subject to recall or otherwise impacted. Each of these potential actions could result in a material adverse effect on our operating results.
In addition, new FDA guidance and new and amended regulations that regulate the way we do business likely will result in increased compliance costs. Any substantial increase in requirements imposed on us could potentially delay our development and commercialization of new medical device products. In 2007, standardization agencies in Europe and Canada adopted the revised standard, IEC 60601, requiring labeling and electro-magnetic compatibility modifications to several product lines in order for them to remain state-of-the-art. As of 2012, compliance with the IEC 60601 third edition series of standards is required in Europe and Canada. Compliance is expected to be mandatory in the United States effective in 2013. These revised standards will entail increased costs relating to compliance with the new mandatory requirements that could adversely affect our operating results.
Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Recently, the credit and capital markets experienced extreme volatility and disruption, leading to recessionary conditions and depressed levels of consumer and commercial spending. We continue to see signs of weakness in the U.S. and global economies. We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries. Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. We believe that rising unemployment reduces the number of individuals covered by private insurance, which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals. Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare. If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.
Further disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials required to manufacture our products.
All of these factors related to the global economic situation, which are beyond our control, could negatively impact our business, results of operations, financial condition and liquidity.

We are exposed to product liability claims that may materially and adversely affect our revenues and results of operations.
Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We maintain product liability insurance; however, we cannot be certain that (i) the level of insurance will provide adequate coverage against potential liabilities, (ii) the type of claim will be covered by the terms of the insurance coverage, (iii) adequate product liability insurance will continue to be available in the future, or (iv) the insurance can be maintained on acceptable terms. The legal expenses associated with defending against product liability claims and the obligation to pay a product liability claim in excess of available insurance coverage would increase operating expenses and could materially and adversely affect our results of operations and financial position.
Some LifeCell products (AlloDerm, GRAFTJACKET, AlloCraft DBM and Repliform) contain donated human cadaveric tissue. The implantation of tissue products derived from donated cadaveric tissue creates the potential for transmission of communicable disease. LifeCell Corporation is accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines. LifeCell Corporation and its tissue suppliers are registered with and regulated by the FDA and state regulatory bodies. These regulations have strict requirements for testing donors to prevent communicable disease transmission, and there have not been any reported instances of a communicable disease being transmitted by a LifeCell product. However, there can be no assurance that our tissue suppliers will comply with such regulations intended to prevent communicable disease transmission, or even if such compliance is achieved, that our products have not been or will not be associated with disease transmission, or a patient otherwise infected with disease would not erroneously assert a claim that the use of our products resulted in disease transmission. LifeCell Corporation is currently named as a defendant in approximately 300 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for centralized management in Middlesex County, New Jersey. These cases are in the early stages of litigation and have not yet been set for trial. The law firms representing plaintiffs in these cases are actively soliciting and publicly advertising in an effort to recruit additional plaintiffs for hernia repair cases. The active solicitation of plaintiffs in the AlloDerm cases could potentially harm our reputation with our customers and disrupt our ability to market our products, which may materially and adversely impact the growth rates of our LifeCell business.

The National Organ Transplant Act (“NOTA”) could be interpreted in a way that could reduce our revenues and income in the future.
Procurement of certain human organs and tissue for transplantation is subject to the restrictions of NOTA, which prohibits the sale of any human organ or tissue, but permits the reasonable payment of costs associated with the removal, transportation, implantation, processing, preservation, quality control and storage of human tissue, including skin. We reimburse tissue banks for expenses incurred that are associated with the recovery and transportation of donated cadaveric human skin that the tissue bank processes and distributes. In addition to amounts paid to tissue banks to reimburse them for their expenses associated with the procurement and transportation of human skin, we include in our pricing structure certain costs associated with tissue processing, tissue preservation, quality control and storage of the tissue.
NOTA payment allowances may be interpreted to limit the amount of costs and expenses that we may recover in our pricing for our products, thereby negatively impacting our future revenues and profitability. If we are found to have violated NOTA’s prohibition on the sale of human tissue, we also are potentially subject to criminal enforcement sanctions that may materially and adversely affect our results of operations.

Risks Related to Our Capital Structure
The interests of the Equity Sponsors may differ from the interests of holders of our 10.5% Second Lien Senior Secured Notes due 2018, 12.5% Senior Unsecured Notes due 2019 and Convertible Senior Notes due 2015 (collectively, the “Notes”) .
As a result of the Merger, the Sponsors and their affiliates beneficially own most of the outstanding equity of our parent company, The interests of the Sponsors may differ from our interest and from those of holders of our Notes in material respects. For example, the Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to holders of our Notes. The Sponsors are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Sponsors at a time when such disposition could be detrimental to the holders of our Notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our Notes. In that situation, for example, the holders of our Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in us at any time. Moreover, the Sponsors' ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.
We have a significant amount of indebtedness. At December 31, 2012, we and our subsidiaries had approximately $4,663 million (excluding original issue discount) of aggregate principal amount of indebtedness outstanding, of which $4,012 million was secured indebtedness, and an additional $188 million of unused commitments available to be borrowed under our Revolving Credit Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes and our other debt;

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•
require us to repatriate cash for debt service from our foreign subsidiaries resulting in dividend tax costs or require us to adopt other disadvantageous tax structures to accommodate debt service payments;

•	restrict us from capitalizing on business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on the Notes;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the credit agreement governing our Credit Facilities and the Indentures contain, and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.
Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur significant additional indebtedness in the future. Although the Indentures and the credit agreement governing our Credit Facilities limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the Credit Facilities and the Indentures permit us to incur significant additional indebtedness. At December 31, 2011, we and our subsidiaries had approximately $4,663 million (excluding original issue discount on the Term Loan Facility and the second lien notes) of aggregate principal amount of indebtedness outstanding, of which $4,012 million was secured indebtedness, and an additional $188 million of unused commitments available to be borrowed under our Revolving Credit Facility. Moreover, all amounts outstanding at any time under our Credit Facilities are effectively senior to the notes to the extent of the value of the collateral. In addition, the credit agreement governing our Credit Facilities and the Indentures do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. In addition, because our Credit Facilities bear interest at variable rates of interest, we are exposed to risk from fluctuations in interest rates. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, or may create additional risks.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including the Notes, on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness, including the Notes, will depend on the condition of the capital markets and our financial condition at such time Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Indentures, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the Notes.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our financial condition and results of operations.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments under the Notes.

The Indentures and the credit agreement governing our Credit Facilities will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The Indentures and the credit agreement governing our Credit Facilities will impose significant operating and financial restrictions and limit the issuer’s ability and our ability and its other restricted subsidiaries to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	sell stock of our subsidiaries;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.
As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we will be required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal office is owned by us and is located in San Antonio, Texas. In addition, we lease office space in San Antonio, Texas that is used for our customer service center, our research and development and medical facility, our information technology personnel and training, and for general corporate purposes. We conduct domestic manufacturing, shipping, receiving, repair, engineering and storage activities at facilities in San Antonio, Texas. Throughout the U.S., we also lease our domestic service centers.

LifeCell's corporate headquarters is in a leased facility located in Bridgewater, New Jersey. We conduct our LifeCell manufacturing operations, including tissue processing, warehousing and distribution at a leased facility in Branchburg, New Jersey, which includes office, laboratory, manufacturing and warehouse space. In addition, we lease additional warehouse and laboratory space in Readington, New Jersey.

We lease office space for general corporate purposes. Internationally, we lease our service centers. International manufacturing, research and development and engineering operations are based in the United Kingdom, Ireland and Belgium. Our manufacturing plant in Athlone, Ireland currently manufactures our V.A.C.Ulta, Prevena, ABThera and other V.A.C. Therapy units and also manufactures certain V.A.C. Therapy disposable products for our global markets. In addition, the Ireland plant manages third-party manufacturers, global purchasing, supplier agreements and distribution of our V.A.C. Therapy products.

We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2013.

The following is a summary of our primary facilities:

Owned
Location	Description	Segment	or Leased

KCI Headquarters- San Antonio, TX	Corporate Headquarters	KCI	Owned

LifeCell Headquarters -Bridgewater, NJ	LifeCell Corporate Offices	LifeCell	Leased

LifeCell Manufacturing - Branchburg, NJ	Manufacturing Plant	LifeCell	Leased

KCI North V - San Antonio, TX	R&D and Medical Facility	KCI	Leased

KCI North VI - San Antonio, TX	Billings, Collections and Customer Service	KCI	Leased

KCI North VII - San Antonio, TX	Information Technology and Training	Shared Services	Leased

KCI North IX - San Antonio, TX	Technical Service Center	KCI	Leased

KCII Shared Services - Budapest, Hungary	Financial and Other Shared Services	Shared Services	Leased

KCII R&D - Dorset, United Kingdom	R&D and Administrative Offices	KCI	Leased

KCII Manufacturing - Athlone, Ireland	Manufacturing Plant	KCI	Leased

KCII Manufacturing - Peer, Belgium	Manufacturing Plant	KCI	Leased

ITEM 3. LEGAL PROCEEDINGS
Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, we are a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts, foreign patent offices and the U.S. Patent and Trademark Office (“USPTO”). Additionally, from time to time, we are a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents. It is not possible to reliably predict the outcome of the proceedings described below. However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

Smith & Nephew Litigation

In 1993, KCI exclusively licensed several patent applications from Wake Forest University relating to negative pressure wound therapy (“NPWT”) that ultimately issued in several countries. In the following years, KCI developed and began marketing V.A.C.® Therapy, the first commercially available NPWT system. In 2003, BlueSky Medical launched the first competitive NPWT system. Unlike KCI, BlueSky commercialized a gauze-based system that utilized pumps manufactured by Medela AG (“Medela”). Shortly thereafter, KCI and Wake Forest sued BlueSky and Medela for infringement of the patents KCI licensed from Wake Forest. Following a jury trial in the Federal District Court for the Western District of Texas (“Western District”) in 2006, a judgment was entered holding that BlueSky's gauze-based NPWT system did not infringe these patents. That judgment was appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which affirmed the judgment of the trial court. In April 2007, Smith & Nephew PLLC acquired BlueSky and began commercializing NPWT products. Shortly thereafter, in May 2007, KCI and Wake Forest filed a patent infringement lawsuit against Smith & Nephew asserting patent infringement. In January 2009, Smith & Nephew launched a foam-based NPWT system at which point KCI and Wake Forest amended their claims against Smith & Nephew to assert additional patent claims. This case was tried by a jury in February 2010. Following the trial, the jury found that the patent claims asserted were not invalid and also found that Smith & Nephew was infringing the asserted patent claims. However, in October 2010, the Western District granted a motion for judgment as a matter of law filed by Smith & Nephew and entered an order invalidating the Wake Forest patent claims asserted in the case. This decision followed the revocations of the UK and German equivalents of the Wake Forest patents and was later followed by the revocation of the Australian equivalent. The litigation resulting in these revocations is detailed below. Wake Forest appealed this decision to the Federal Circuit.

On August 13, 2012, the Court of Appeals for the Federal Circuit reversed the judgment of the District Court in the Smith & Nephew litigation, and remanded the case for resolution of several outstanding motions. The Court of Appeals ruled that the trial court was bound by the jury's advisory verdict on the legal question of obviousness because there was sufficient evidence to support the factual questions that were posed to them. It did not construe any prior art or rule that the patent claims are valid as a matter of law; rather, it held that Smith & Nephew failed to carry its burden of persuasion. Smith & Nephew subsequently filed a motion for rehearing en banc at the Federal Circuit Court of Appeals, arguing that the trial court cannot be bound by the advisory verdict of the jury on obviousness, since obviousness is a question of law. At least four amicus briefs were filed, including one from the Federal Circuit Bar Association, in support of Smith & Nephew's position.

Wake Forest Litigation

Since at least 2009, a host of companies began offering NPWT systems, both gauze-based and foam-based, across the globe. None of these companies licensed the Wake Forest patents. To the contrary, several succeeded in having the patents declared invalid. These proceedings are also detailed herein.

In light of the multiple rulings declaring the patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew from the Smith & Nephew litigation and on February 28, 2011, filed suit in the Western District seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest because the relevant patent claims are invalid or not infringed. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, royalty payments to Wake Forest under the license agreement were approximately $86 million. No royalty payments were made to Wake Forest during the years ended December 31, 2012 and 2011.

On March 18, 2011, Wake Forest provided KCI with written notice of termination of the license agreement and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI. In its termination notice, Wake Forest demanded that KCI cease manufacturing and selling licensed products. KCI subsequently removed that action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement. KCI moved to have the North Carolina case transferred to the Western District of Texas, and on August 26, 2011, the case was transferred to the Western District, where it was consolidated with KCI's existing suit. The Western District case was stayed pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described above.

On November 1, 2012, Smith & Nephew announced it had reached a global settlement with Wake Forest to resolve all patent disputes between them related to NPWT. Following the settlement, the Federal Circuit appeal was dismissed, and the stay in the case between KCI and Wake Forest was lifted. The case has been set for trial in April 2014. In January and February of 2013, Wake Forest and KCI filed their respective answers and counterclaims against each other. KCI is alleging breach of contract against Wake Forest for their refusal to negotiate in good faith to reduce the royalty rate under the license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because the August 13, 2012 decision in the Smith & Nephew litigation does not construe any prior art or rule that the patent claims are valid as a matter of law, it does not alter our assessment that the Wake Forest patents are invalid. We intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C.® Therapy products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest, because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on US non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

Because KCI believes the Wake Forest patents are invalid, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers. Instead, KCI is in the process of withdrawing from each of the cases described below that involve the Wake Forest patents.

Other US Intellectual Property Litigation

In May 2007, contemporaneous with the filing of the lawsuit against Smith & Nephew which is detailed above, KCI and Wake Forest filed a case against Medela, for the manufacture, use and sale of NPWT products alleging infringement of the Wake Forest patents. Medela responded by alleging, among other things, that the Wake Forest patents are invalid. Following the October 2010 judgment invalidating the claims in the Wake Forest patents, the case against Medela was stayed and remains stayed to this date. Because KCI believes the Wake Forest patents are invalid, KCI filed an unopposed motion to withdraw from the case, which was granted by the court in February 2013.

In January 2008, KCI and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device introduced by ITI in 2007 infringed three Wake Forest patents. ITI responded by alleging, among other things, that the Wake Forest patents are invalid. This case is currently stayed. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device manufactured by Boehringer and commercialized by Convatec infringed Wake Forest patents. In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents. This case was stayed by the Federal District Court. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest's German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”). In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the '720 Patent. In March 2009, the German Federal Patent Court ruled that the claims of the '720 Patent were invalid and revoked the German patent corresponding to the '720 Patent. A hearing on Wake Forest's appeal, previously set for April 26, 2012 was postponed and reset for February 13, 2013. The nullity complaints were withdrawn the morning of the scheduled hearing, and the hearing did not take place. The patent's statutory term expired in November 2012.

In March 2009, KCI and its affiliates and Wake Forest filed a patent infringement lawsuit asserting the Australian counterpart to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit. A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010. In September 2011, the Federal Court ruled the asserted claims to be invalid and not infringed by Smith & Nephew's product. Wake Forest appealed the decision and oral arguments were heard before the appellate court in May 2012. Following the settlement between Wake Forest and Smith & Nephew described above, the Federal Court dismissed the appeal on November 30, 2012 without addressing Wake Forest's appeal, and remitted the case to the lower court for costs and damages relating to the initial action filed in 2009. The dismissal renders the ruling of non-infringement and invalidity of the asserted claims final. The patent's statutory term expired in November 2012.

LifeCell Litigation

LifeCell Corporation is a party to approximately 300 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The cases are in the early stages of litigation, and none have been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits and believe that after the application of our self-insured retention, which is $500,000 per occurrence for products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits. Recently, we resolved a dispute with our primary products liability carrier and these consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible for the company to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request.  On May 9, 2011, KCI received notice that the U.S. Attorneys' office had declined to intervene in qui tam actions filed against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. and United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages.  These cases were originally filed under seal pending the government's review of the allegations contained therein.  Following the completion of the government's review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011.  After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  On January 30, 2012, the Court granted two of KCI's motions dismissing all of the claims in the Hartpence suit and dismissing all of the claims in the Godecke suit with the exception of a retaliation claim, which has been stayed pending the appeal of the dismissed claims.  On February 27, 2012 and June 15, 2012, respectively, Hartpence and Godecke each filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit seeking to reverse the dismissal of their claims by the trial court.  On December 11, 2012, KCI moved the Ninth Circuit to disqualify counsel in the Hartpence and Godecke matters from representing relators on appeal due to their possession and use of KCI's privileged documents.  The Ninth Circuit granted the parties agreed motion to stay the briefing of the merits of the appeals pending resolution of the disqualification motion and on February 25, 2013 remanded that motion to the U.S. District Court for disposition. KCI intends to vigorously defend the appeals once the stay is lifted.

We are party to several additional lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

ITEM 4.      MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Centaur's partnership units are not currently traded on a public market. No dividends were declared in 2012 or 2011. The terms of our Notes and our senior credit agreement currently restrict our ability to declare and pay cash dividends. (See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.)

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA
The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this prospectus. The selected consolidated balance sheet data for fiscal years 2011 and 2012 and the selected consolidated statement of operations data for fiscal year 2010, the period from January 1, 2011 through November 3, 2011, the period from November 4, 2011 through December 31, 2011 and fiscal year 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for fiscal year 2008 and 2009 and the selected consolidated balance sheet data for fiscal years 2008 and 2009 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands).

	Fiscal Year Ended December 31,			Period from January 1 through November 3,	Period from November 4 through December 31,	Fiscal Year Ended December 31,
	2008(1)	2009	2010	2011	2011(2)	2012
	Predecessor	Predecessor	Predecessor	Predecessor	Successor	Successor

Consolidated statement of operations data:
Revenue:
Rental	$922,248	$919,359	$911,866	$746,816	$142,962	$822,201
Sales	624,308	768,956	831,574	756,596	161,802	924,252
Total revenue	1,546,556	1,688,315	1,743,440	1,503,412	304,764	1,746,453
Rental expenses	499,166	465,937	468,975	350,912	85,142	443,446
Cost of sales	193,098	225,680	229,522	190,927	43,761	249,338
Gross profit	854,292	996,698	1,044,943	961,573	175,861	1,053,669
Selling, general and administrative expenses	424,175	502,765	530,718	565,512	217,717	602,781
Research and development expenses	74,261	91,467	85,591	69,601	14,117	71,859
Acquired intangible asset amortization	25,001	40,634	37,426	29,519	16,459	220,984
In-process research and development	61,571	—	—	—	—	—
Operating earnings (loss)	269,284	361,832	391,208	296,941	(72,432)	158,045

Interest income and Other	6,101	819	851	972	148	829
Interest expense(3)	(80,753)	(104,918)	(87,053)	(61,931)	(114,992)	(493,691)
Loss on extinguishment of debt	—	—	—	—	—	(31,481)
Foreign currency gain (loss)	1,308	(4,004)	(4,500)	(2,778)	22,250	(17,365)
Earnings (loss) from continuing operations before income taxes (benefit)	195,940	253,729	300,506	233,204	(165,026)	(383,663)
Income taxes (benefit)	86,651	92,848	89,668	74,367	(46,330)	(150,048)
Earnings (loss) from continuing operations	109,289	160,881	210,838	158,837	(118,696)	(233,615)
Earnings (loss) from discontinued operations, net of tax	57,155	67,821	45,246	32,101	3,827	92,198
Net earnings (loss)	$166,444	$228,702	$256,084	$190,938	$(114,869)	$(141,417)

	Fiscal Year Ended December 31,
	2008(1)	2009	2010	2011(2)	2012
	Predecessor	Predecessor	Predecessor	Successor	Successor
Consolidated balance sheet data:
Cash and cash equivalents(4)	$247,767	$263,157	$316,603	$215,426	$383,150
Working capital	405,205	417,327	512,388	479,913	512,185
Total assets	3,003,452	3,038,565	3,075,999	7,921,379	7,574,764
Total debt(5)	1,515,776	1,306,493	1,105,062	4,663,402	4,579,592
Total shareholders’ equity	903,370	1,177,471	1,483,079	1,593,444	1,457,396

(1)	Amounts include the impact of our acquisition of LifeCell Corporation in May 2008.

(2)	Amounts include the impact of the Merger in November 2011.

(3)	Amount for the period from November 4, 2011 through December 31, 2011 (successor) includes $32.3 million of fees associated with the Merger-related bridge financing.

(4)	Includes $5.6 million of deposits related to our former chief executive officer's deferred compensation account as of December 31, 2011.

(5)	Total debt equals current and long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors.”
GENERAL

We are a leading global medical technology company devoted to the discovery, development, manufacturing and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s innate ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad. Our primary businesses serve the advanced wound care and regenerative medicine markets.

On November 4, 2011, Kinetic Concepts, Inc. (“KCI”) completed its merger (the “Merger”) with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Centaur Guernsey L.P. Inc. (“Centaur”), pursuant to the terms of the Agreement and Plan of Merger, dated as of July 12, 2011 (the “Merger Agreement”), by and among Holdings, Merger Sub and KCI. As a result of the Merger, KCI is now a 100% owned subsidiary of Centaur. In connection with this transaction, LifeCell Corporation (“LifeCell”), formerly a 100% owned subsidiary of KCI, was promoted to be a sister corporation of KCI, such that each of KCI and LifeCell are now 100% owned subsidiaries of Centaur. Centaur is a non-operating holding company indirectly controlled by investment funds advised by Apax Partners (“Apax”) and controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments” and with Apax and CPPIB, collectively, the “Sponsors”) and certain other co-investors. The consolidated financial statements presented herein include the accounts of Centaur Guernsey L.P. Inc. for successor period and KCI predecessor period, together with its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise noted in this report, the terms “we,” “us,” “our,” or the “Company,” refers to Centaur Guernsey L.P. Inc. and subsidiaries.

The Merger has been accounted for as a business combination using the acquisition method. The allocation of the total purchase price to KCI’s and LifeCell’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.

Our consolidated statements of operations, statements of comprehensive income (loss) and statements of cash flows are presented for two periods: successor and predecessor. The Merger resulted in a new basis of accounting with the application of purchase accounting adjustments beginning on November 4, 2011 as the Merger occurred at the opening of business on November 4, 2011. The results of operations subsequent to the closing of the Merger reflect the impact of the new basis of accounting. The financial reporting periods presented herein for periods prior to November 4, 2011, represent our predecessor periods. The consolidated financial statements for all predecessor periods were prepared using the historical basis of accounting for KCI. The financial reporting periods presented herein for periods subsequent to and including November 4, 2011, represent our successor periods. As a result of the Merger and the associated purchase accounting adjustments, the consolidated financial statements of the successor period are not comparable to periods preceding the Merger.

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement (the “Agreement”) with Getinge AB (“Getinge”). The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities, including KCI's Therapeutic Support Systems™ (“TSS”) product portfolio. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented.

KCI

KCI is focused on the development and commercialization of advanced wound care therapies based on our Negative Pressure Technology Platform which employs negative pressure in a variety of applications to promote wound healing through unique mechanisms of action and to speed recovery times while reducing the overall cost of treating patients with complex wounds. In addition, we continue to pursue development opportunities within the broader wound care market for technology outside of NPWT.

LifeCell

LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based Strattice™ Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers. In addition, LifeCell distributes SPY Elite, a real-time operating room based tissue perfusion system. The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction.

The Company is principally engaged in the rental and sale of our products in over 25 countries. We have research and development facilities in the United States and the United Kingdom, and we maintain manufacturing and engineering operations in Ireland, the United States, the United Kingdom and Belgium.

Historically, we have experienced a seasonal slowing of KCI unit demand beginning in the fourth quarter and continuing into the first quarter which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays.  LifeCell has also historically experienced a similar seasonal slowing of sales in the first and third quarter of each year.  Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.

RECENT DEVELOPMENTS
Competitive Bidding Update

For the year ended December 31, 2012, U.S. Medicare placements of our NPWT products represented approximately 9.6% of our total revenue. In the future, KCI's revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates for Medicare patients in the home, which become effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across 91 major metropolitan areas, which represent 40% of our U.S. Medicare Part B business. CMS's DME Competitive Bidding Round One Re-Compete program will impact an additional 9 areas, beginning January 1, 2014, with the potential for a similar reimbursement decline.

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2012 presentation.
The Year ended December 31, 2012 (Successor), the Period from November 4, 2011 through December 31, 2011 (Successor) and the Period from January 1, 2011 through November 3, 2011 (Predecessor)
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

KCI revenue:
Rental	$815,560	$142,506	$745,457
Sales	496,698	88,643	436,504
Total – KCI	1,312,258	231,149	1,181,961

LifeCell revenue:
Rental	6,641	456	1,359
Sales	427,554	73,159	320,092
Total – LifeCell	434,195	73,615	321,451

Total consolidated revenue:
Rental	822,201	142,962	746,816
Sales	924,252	161,802	756,596
Total consolidated revenue	$1,746,453	$304,764	$1,503,412

For additional discussion on segment and operation information, see Note 15 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Americas revenue:
Rental	$682,868	$118,492	$616,376
Sales	733,489	127,479	585,340
Total – Americas	1,416,357	245,971	1,201,716

EMEA/APAC revenue:
Rental	139,333	24,470	130,440
Sales	190,763	34,323	171,256
Total – EMEA/APAC	330,096	58,793	301,696

Total consolidated revenue:
Rental	822,201	142,962	746,816
Sales	924,252	161,802	756,596
Total consolidated revenue	$1,746,453	$304,764	$1,503,412

The change in total revenue compared to the prior-year was due to lower KCI revenue, partially offset by higher LifeCell revenue. Foreign currency exchange movements had a slight unfavorable impact on total revenue during 2012 compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

KCI revenue	75.1%	75.8%	78.6%
LifeCell revenue	24.9	24.2	21.4
Total consolidated revenue	100.0%	100.0%	100.0%

Americas revenue	81.1%	80.7%	79.9%
EMEA/APAC revenue	18.9	19.3	20.1
Total consolidated revenue	100.0%	100.0%	100.0%

Rental revenue	47.1%	46.9%	49.7%
Sales revenue	52.9	53.1	50.3
Total consolidated revenue	100.0%	100.0%	100.0%

KCI Revenue

The following table sets forth, for the periods indicated, KCI rental and sales revenue (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

KCI revenue:
Rental	$815,560	$142,506	$745,457
Sales	496,698	88,643	436,504
Total KCI revenue	$1,312,258	$231,149	$1,181,961

The decline in worldwide KCI revenue in 2012 was attributable primarily to lower rental revenue and disposable and therapy unit sales volumes in established markets, partially offset by increased revenue from new products including Prevena, GraftJacket and V.A.C.Ulta as well as higher rental and sales volumes from our expansion markets. The lower rental and disposable sales revenue in established markets resulted primarily from a combination of lower hospital procedural volumes and lower average pricing. We anticipate our average global pricing to decline moderately in the future as our competitors market products designed to compete with KCI's offering. Foreign currency exchange movements unfavorably impacted total KCI revenues during 2012 compared to the prior year.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell rental and sales revenue (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

LifeCell revenue:
Rental	$6,641	$456	$1,359
Sales	427,554	73,159	320,092
Total LifeCell revenue	$434,195	$73,615	$321,451

The growth in LifeCell revenue over the prior-year periods was due primarily to increased demand for our acellular tissue matrix products as a result of continued market penetration and geographic expansion driven by revenue from the commercial launch of AlloDerm® Ready to Use. Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue.

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Rental expenses	$443,446	$85,142	$350,912

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses as a percent of total rental revenue during 2012 and the period from November 4 through December 31, 2011 increased from the prior period due primarily to depreciation expense associated with the purchase accounting adjustments related to the step up in value of rental medical equipment (“RME”), which totaled $102.9 million and $21.4 million for 2012 and the period from November 4, 2011 through December 31, 2011, respectively, or 12.5% and 14.9% of total rental revenue, respectively, partially offset by lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University for which we ceased accruing royalties in the first quarter of 2011.

Cost of Sales

The following table presents cost of sales (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Cost of sales	$249,338	$43,761	$190,927

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. Cost of sales for 2012 and the period from November 4 through December 31, 2011includes cost of sales associated with the purchase accounting adjustments related to the step up in value of inventory, which totaled $25.5 million and $7.3 million for 2012 and the period from November 4, 2011 through December 31, 2011, respectively, or 2.8% and 4.8% of total sales revenue, respectively, and lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University. The decrease in our cost of sales as a percent of sales revenue during the period from January 1, 2011 through November 3, 2011 was due primarily to lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University and improved yields for LifeCell .

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Gross profit margin	60.3%	57.7%	64.0%

The gross profit margin decrease during 2012 and the period from November 4 through December 31, 2011was due primarily to depreciation expense of $102.9 million and $21.4 million, respectively, and cost of sales of $25.5 million and $7.3 million, respectively, associated with the purchase accounting adjustments related to the step up in value of RME and inventory. This decrease was partially offset by lower royalty expense associated with our previous license agreement with Wake Forest University and higher gross margins associated with LifeCell. During 2012 and the period from November 4, 2011 through December 31, 2011, we did not record any royalty expense associated with our previously-existing licensing agreement with Wake Forest University. During the period from January 1, 2011 through November 3, 2011, we recorded $13.1 million in royalty expense associated with our previously-existing licensing agreement with Wake Forest University.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Selling, general and administrative expenses	$602,781	$217,717	$565,512
As a percent of total revenue	34.5%	71.4%	37.6%

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs. SG&A increased during the period from November 4, 2011 through December 31, 2011 due primarily to charges, before taxes, related to the Merger including $99.4 million of transaction costs and management fees and $35.2 million of restructuring and other costs. Additionally, the Company incurred higher selling and marketing costs associated with our LifeCell division and higher costs associated with geographic expansion. During the period from January 1 through November 3, 2011, the Company incurred significant charges, before taxes, related to the Merger including $55.0 million of additional share-based compensation expense to settle in-the-money equity awards to employees and non-employee directors and $39.0 million of transaction costs.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Research and development expenses	$71,859	$14,117	$69,601
As a percent of total revenue	4.1%	4.6%	4.6%

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, as well as new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business.

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.89 billion of identifiable intangible assets and recognized $221.0 million and $16.5 million of amortization expense during the year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011, respectively. Prior to the Merger, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008 in connection with the LifeCell acquisition. Intangible asset amortization expense associated with the LifeCell acquisition was $29.5 million during the period from January 1, 2011 through November 3, 2011.

Interest Expense

Interest expense increased to $493.7 million during 2012 due to higher average debt balances at higher interest rates, and higher expense associated with interest rate swap and cap agreements. Interest expense increased to $115.0 million during the period from November 4, 2011 through December 31, 2011 due to one-time commitment fees of $32.3 million associated with Merger-related bridge financing, higher average debt balances at higher interest rates, and higher expense associated with interest rate swap and cap agreements.

Foreign Currency Gain (Loss)

During the year ended December 31, 2012, foreign currency transaction losses were $17.4 million due primarily to significant volatility in the foreign currency markets. Foreign currency transaction gains were $22.3 million during the period from November 4, 2011 through December 31, 2011, of which $25.6 million related to the revaluation of the Term B-1 EURO loan to U.S. dollars, due primarily to significant volatility in the foreign currency markets. During the period from January 1, 2011 through November 3, 2011, foreign currency transaction losses were $2.8 million due primarily to significant volatility in the foreign currency markets.

Earnings from Discontinued Operations

Earnings from discontinued operations, net of tax, were $92.2 million, $3.8 million and $32.1 million for the year ended December 31, 2012, the period from November 4, 2011 through December 31, 2011 and the period from January 1, 2011 through November 3, 2011, respectively, related to the disposition of TSS assets. During 2012, we recognized a $93.9 million gain from this transaction, which is included in earnings from discontinued operations. See Note 3 of the notes to consolidated financial statements for the year ended December 31, 2012 for additional information on discontinued operations.

The Period from November 4, 2011 through December 31, 2011 (Successor), the Period from January 1, 2011 through November 3, 2011 (Predecessor) and Year ended December 31, 2010 (Predecessor)
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

KCI revenue:
Rental	$142,506	$745,457	$911,655
Sales	88,643	436,504	490,380
Total – KCI	231,149	1,181,961	1,402,035

LifeCell revenue:
Rental	456	1,359	211
Sales	73,159	320,092	341,194
Total – LifeCell	73,615	321,451	341,405

Total consolidated revenue:
Rental	142,962	746,816	911,866
Sales	161,802	756,596	831,574
Total consolidated revenue	$304,764	$1,503,412	$1,743,440

For additional discussion on segment and operation information, see Note 15 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Americas revenue:
Rental	$118,492	$616,376	$755,831
Sales	127,479	585,340	646,219
Total – Americas	245,971	1,201,716	1,402,050

EMEA/APAC revenue:
Rental	24,470	130,440	156,035
Sales	34,323	171,256	185,355
Total – EMEA/APAC	58,793	301,696	341,390

Total consolidated revenue:
Rental	142,962	746,816	911,866
Sales	161,802	756,596	831,574
Total consolidated revenue	$304,764	$1,503,412	$1,743,440

Total revenue for the period from November 4, 2011 through December 31, 2011 and the period from January 1, 2011 through November 3, 2011 increased due to higher LifeCell and KCI revenue. Foreign currency exchange movements favorably impacted total revenue during the periods in 2011 compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

KCI revenue	75.8%	78.6%	80.4%
LifeCell revenue	24.2	21.4	19.6
Total consolidated revenue	100.0%	100.0%	100.0%

Americas revenue	80.7%	79.9%	80.4%
EMEA/APAC revenue	19.3	20.1	19.6
Total consolidated revenue	100.0%	100.0%	100.0%

Rental revenue	46.9%	49.7%	52.3%
Sales revenue	53.1	50.3	47.7
Total consolidated revenue	100.0%	100.0%	100.0%

KCI Revenue

The following table sets forth, for the periods indicated, KCI rental and sales revenue (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

KCI revenue:
Rental	$142,506	$745,457	$911,655
Sales	88,643	436,504	490,380
Total KCI revenue	$231,149	$1,181,961	$1,402,035

KCI revenue for the period from November 4, 2011 through December 31, 2011 and the period from January 1, 2011 through November 3, 2011 increased as sales revenue was offset by lower rental revenue. Lower KCI rental revenue was due primarily to a combination of lower hospital procedural volumes, sales force disruption related to the Merger and lower average pricing. KCI sales revenue increases were attributable primarily to higher volumes from new markets and revenue associated with new products. Foreign currency exchange movements favorably impacted total KCI revenues during the periods in 2011 compared to the prior year.

LifeCell Revenue

The following table sets forth, for the periods indicated, LifeCell rental and sales revenue (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

LifeCell revenue:
Rental	$456	$1,359	$211
Sales	73,159	320,092	341,194
Total LifeCell revenue	$73,615	$321,451	$341,405

Growth in LifeCell revenue for the period from November 4, 2011 through December 31, 2011 and the period from January 1, 2011 through November 3, 2011 was due primarily to increased demand for our acellular tissue matrix products as a result of continued market penetration and geographic expansion. LifeCell revenue generated from the use of AlloDerm, Strattice, and other acellular tissue matrix products in reconstructive surgical procedures, primarily challenging hernia repair and breast reconstruction, accounted for 93.8%, 93.9% and 93.6% of total LifeCell revenue for the period from November 4, 2011 through December 31, 2011, the period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010, respectively. Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue.

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Rental expenses	$85,142	$350,912	$468,975

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses as a percent of total rental revenue during the period from November 4, 2011 through December 31, 2011 increased due to depreciation expense associated with the purchase accounting adjustments related to the step up in value of rental medical equipment (“RME”), which totaled $21.4 million, or 14.9% of total rental revenue for the period, partially offset by lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University. Rental expenses as a percent of total rental revenue during the period from January 1, 2011 through November 3, 2011 decreased due to lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University.
Cost of Sales

The following table presents cost of sales (in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Cost of sales	$43,761	$190,927	$229,522

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The decrease in our cost of sales as a percent of sales revenue during the period from November 4, 2011 through December 31, 2011 was due primarily to lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University and improved yields for LifeCell partially offset by cost of sales associated with the purchase accounting adjustments related to the step up in value of inventory, which totaled $7.3 million or 4.5% of total sales revenue for the period. The decrease in our cost of sales as a percent of sales revenue during the period from January 1, 2011 through November 3, 2011 was due primarily to lower product royalty costs on KCI revenue associated with our previous license agreement with Wake Forest University and improved yields for LifeCell.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Gross profit margin	57.7%	64.0%	59.9%

The gross profit margin decrease during the period from November 4, 2011 through December 31, 2011 was due primarily to depreciation expense and cost of sales associated with the purchase accounting adjustments related to the step up in value of RME and inventory, partially offset by lower royalty expense associated with our previous license agreement with Wake Forest University and higher gross margins associated with LifeCell. The gross profit margin increase during the period from January 1, 2011 through November 3, 2011 was due primarily to lower royalty expense associated with our previous license agreement with Wake Forest University and higher gross margins associated with LifeCell. During the period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010, we recorded $13.1 million and $92.1 million, respectively, in royalty expense associated with our previously-existing licensing agreement with Wake Forest University. No royalty expense was recorded during the period from November 4, 2011 through December 31, 2011.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Selling, general and administrative expenses	$217,717	$565,512	$530,718
As a percent of total revenue	71.4%	37.6%	30.4%

Selling, general and administrative (“SG&A”) expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs. SG&A as a percent of total revenue increased during the period from November 4, 2011 through December 31, 2011 due primarily to charges, before taxes, related to the Merger including $99.4 million of transaction costs and management fees and $35.2 million of restructuring and other costs. Additionally, the Company incurred higher selling and marketing costs associated with our LifeCell division and higher costs associated with geographic expansion. During the period from January 1 through November 3, 2011, the Company incurred significant charges, before taxes, related to the Merger including $55.0 million of additional share-based compensation expense to settle in-the-money equity awards to employees and non-employee directors and $39.0 million of transaction costs.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Predecessor	Predecessor

Research and development expenses	$14,117	$69,601	$85,591
As a percent of total revenue	4.6%	4.6%	4.9%

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, and new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business. Research and development expenses as a percentage of total revenue was consistent for all periods presented.

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.89 billion of identifiable intangible assets and recognized $16.5 million of amortization expense during the period from November 4, 2011 through December 31, 2011. Prior to the Merger, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008 in connection with the LifeCell acquisition. Intangible asset amortization expense associated with the LifeCell acquisition was $29.5 million during the period from January 1, 2011 through November 3, 2011 compared to $37.4 million during the year ended December 31, 2010.

Interest Expense

Interest expense increased to $115.0 million during the period from November 4, 2011 through December 31, 2011 due to one-time commitment fees of $32.3 million associated with Merger-related bridge financing, higher average debt balances at higher interest rates, and higher expense associated with interest rate swap and cap agreements.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $22.3 million during the period from November 4, 2011 through December 31, 2011, of which $25.6 million related to the revaluation of the Term B-1 EURO loan to U.S. dollars, due primarily to significant volatility in the foreign currency markets. During the period from January 1, 2011 through November 3, 2011and the year ended December 31, 2010, foreign currency transaction losses were $2.8 million and $4.5 million, respectively due primarily to significant volatility in the foreign currency markets.

Earnings from Discontinued Operations

Earnings from discontinued operations were $3.8 million, $32.1 million and $45.2 million for the period from November 4, 2011 through December 31, 2011, the period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010, respectively, related to the disposition of TSS assets. For additional information on discontinued operations, see Note 3 of the notes to consolidated financial statements for the fiscal year ended December 31, 2012 .

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our operations through a combination of internally generated cash from operations and from occasional borrowings under our Revolving Credit Facility. Our primary uses of cash are working capital requirements, capital expenditures and debt service requirements. We anticipate that cash generated from operations together with amounts available under our Revolving Credit Facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. See “Risk Factors—Risks Relating to our Capital Structure—To service our indebtedness, we will require a significant amount of cash.” Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. For further information on the terms of our Revolving Credit Facility, see Note 6 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.
On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge. The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. The Company plans to use the net proceeds from the sale to reinvest in its core business and look for growth opportunities.  If the Company has not reinvested all of the net proceeds within one year of the close date, it must use the remaining amount to repay its long-term debt obligations.
Historical — General
We require capital principally for working capital requirements, capital expenditures and debt service requirements. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software, expenditures related to leasehold improvements and expenditures related to our new corporate headquarters.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our revolving credit facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the year ended December 31, 2012, the period from January 1, 2011 through November 3, 2011 and the period from November 4, 2011 through December 31, 2011 and therefore have not been separately disclosed in the consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During 2012, our primary source of capital was cash from operations and proceeds from the disposition of assets held for sale. During the period from January 1, 2011 through November 3, 2011 and the period from November 4, 2011 through December 31, 2011, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year ended December 31, 2010

	Successor	Successor	Predecessor	Predecessor
Net cash provided (used) by operating activities	$162,693	$(77,574)	$487,968	$352,721
Net cash provided (used) by investing activities	144,535	(5,208,991)	(122,657)	(93,932)
Net cash provided (used) by financing activities	(140,200)	4,792,031	28,953	(204,202)
Effect of exchange rates changes on cash and cash equivalents	696	(1,925)	1,018	(1,141)
Net increase (decrease) in cash and cash equivalents	$167,724	$(496,459)	$395,282	$53,446

As of December 31, 2012 and 2011, our principal sources of liquidity consisted of $383.2 million and $215.4 million (excluding $5.6 million of deposits related to our former chief executive officer's deferred compensation account as of December 31, 2011), respectively, of cash and cash equivalents and availability under our revolving credit facility. The availability under the Revolving Credit Facility was $188.5 million and $187.8 million at December 31, 2012 and 2011, respectively, and was reduced for $11.5 million and $12.2 million, respectively, of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we had $4.6 million and $5.7 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2012 and 2011, respectively.

Capital Expenditures

During the year ended December 31, 2012, the period from January 1, 2011 through November 3, 2011, the period from November 4, 2011 through December 31, 2011 and the year ended December 31, 2010, we made capital expenditures of $91.6 million, $36.0 million, $98.6 million and $85.9 million, respectively. Capital expenditures during the year ended December 31, 2012, the period from January 1, 2011 through November 3, 2011 and the period from November 4, 2011 through December 31, 2011 related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases. Capital expenditures during 2010 related primarily to expanding the rental fleet and information technology purchases.

Senior Secured Credit Facility

In November 2011, we entered into a senior secured credit facility consisting of (i) a $1.63 billion term B-1 facility (the “Senior Dollar Term B-1 Credit Facility”), (ii) a €250 million term B-1 facility (the “Senior Euro Term B-1 Credit Facility”), (iii) a $325 million term B-2 facility (the “Senior Term B-2 Credit Facility”), and (iv) a $200 million revolving credit facility (the “Senior Revolving Credit Facility”).

On November 7, 2012, we entered into an amendment to our senior credit facility. As a result of the amendment we created new classes of Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans, having the same rights and obligations as the Dollar Term B-1 Loans, Euro Term B-1 Loans and Term B-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with the amendment, Dollar Term B-1 Loans, Euro Term B-1 Loans and Term B-2 Loans were refinanced with Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans, respectively.

Amounts outstanding under the Dollar Term C-1 Loans, the Term C-2 Loans and the Revolving Credit Facility (other than swing-line loans and unreimbursed drawings on letters of credit) bear interest, at our option, at a rate equal to either the base rate (defined as the highest of (i) Bank of America’s prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) the eurocurrency rate (defined as the LIBOR rate, adjusted for statutory reserve requirements and subject to a floor of 1.25% in the case of loans under any of the term facilities) applicable for an interest period of one month plus 1.00%, and, (iv) for amounts outstanding under the term facilities only, 2.25%) or the eurocurrency rate, in each case plus an applicable margin. Amounts outstanding under the Euro Term C-1 Loans bear interest at the eurocurrency rate, and swing-line loans and unreimbursed drawings on letters of credit bear interest at the base rate. As of December 31, 2012, the applicable margin (i) under the Dollar Term C-1 Loans is 3.25% in the case of loans based on the base rate and 4.25% in the case of loans based on the eurocurrency rate, (ii) under the Euro Term C-1 Loans is 3.50% in the case of loans based on the base rate and 4.50% in the case of loans based on the eurocurrency rate, and (iii) under the Term C-2 Facility is 2.75% in the case of loans based on the base rate and 3.75% in the case of loans based on the eurocurrency rate. After the first fiscal quarter of 2013, the applicable margin will adjust and thereafter vary based on our total leverage ratio. The applicable margin (i) under the Dollar Term C-1 Loans will be 3.00% to 3.25% in the case of loans based on the base rate and 4.00% to 4.25% in the case of loans based on the eurocurrency rate, (ii) under the Euro Term C-1 Loans will be 3.25% to 3.50% in the case of loans based on the base rate and 4.25% to 4.50% in the case of loans based on the eurocurrency rate, and (iii) under the Term C-2 Facility will be 2.50% to 2.75% in the case of loans based on the base rate and 3.50% to 3.75% in the case of loans based on the eurocurrency rate.

The following table sets forth the amounts owed under the senior secured credit facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2012 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$188,453	(2)
Senior Dollar Term C-1 Credit Facility	May 2018	6.07%	(3)	1,579,860	—
Senior Euro Term C-1 Credit Facility	May 2018	6.75%	(3)	313,669	—
Senior Term C-2 Credit Facility	November 2016	5.81%	(3)	314,686	—
Total				$2,208,215	$188,453
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At December 31, 2012, the amount available under the revolving portion of our senior secured credit facility reflected a reduction of $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of December 31, 2012 was 5.50% on the Senior Dollar Term C-1 Credit Facility, 5.75% on the Senior Euro Term C-1 Credit Facility and 5.00% on the Senior Term C-2 Credit Facility.

As of December 31, 2012, the Credit Facilities required we have a total leverage ratio of not to exceed 8.3:1 and an interest coverage ratio of at least 1.1:1. As of December 31, 2012, our actual total leverage ratio was 5.6:1 and our interest coverage ratio was 1.6:1. As of December 31, 2011, covenant requirements were not in effect. As of December 31, 2012, we were in compliance with all covenants under the senior secured credit agreement. For further information on the Senior Secured Credit Facility, see Note 6 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.75 billion aggregate principal amount of second lien notes due 2018. Interest on the second lien notes accrues at the rate of 10.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The second lien notes were issued at a discount resulting in an effective interest rate of 10.87%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% from November 4, 2012 to December 31, 2012. As of December 31, 2012, we were in compliance with all covenants under the second lien notes indenture. For further information on the second lien notes, see Note 6 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior unsecured notes due 2019; $650 million of which are still outstanding. Interest on the senior unsecured notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The senior unsecured notes were issued at a discount resulting in an effective interest rate of 12.62%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% from November 4, 2012 to December 31, 2012. As of December 31, 2012, we were in compliance with all covenants under the senior unsecured notes indenture. For further information on the senior unsecured notes, see Note 6 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of December 31, 2012, $701,000 aggregate principal amount of the notes remained outstanding.

As of December 31, 2012, we were in compliance with all covenants under the Indenture. For further information on our Convertible Notes, see Note 6 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

Interest Rate Protection

At December 31, 2012 and 2011, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective on December 31, 2013. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. As of December 31, 2012 and 2011, we had interest rate cap agreements with remaining notional amounts of $1.6 billion that effectively limits the eurocurrency rate to 2% on a portion of the borrowings under our senior secured credit facility. The aggregate notional amount decreases quarterly by amounts ranging from $5.4 million to $5.5 million until maturity at December 31, 2013. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

For further information on our interest rate protection agreements, see Note 7 of the notes to the consolidated financial statements for the year ended December 31, 2012.

Contractual Obligations
We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2012 for each of the years indicated (in thousands):

	2013	2014-2015		2016-2017	Thereafter	Total(1)
Long-term debt obligations(2)	$23,383	$45,364		$350,985	$4,243,441	$4,663,173
Interest on long-term debt obligations(2)	389,674	775,652		751,022	340,150	2,256,498
Capital lease obligations	638	1,133	538	438	—	2,209
Operating lease obligations	23,235	29,274		15,303	28,061	95,873
Licensing agreements	1,000	—		—	6,500	7,500
Purchase obligations	28,223	5,000		—	—	33,223
Related party management fees(3)	5,148	10,296		10,296	30,030	55,770
Total	$471,301	$866,719		$1,128,044	$4,648,182	$7,114,246
_____________________
(1) This excludes our liability of $44.5 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest and foreign currency rate fluctuations.
(3) Represents fees for strategic and consulting services paid to entities affiliated with the Sponsors. For further discussion of related party management fees, see Note 14 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.
OTHER MATTERS
We are party to lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate. For additional discussion of our legal proceedings, see Note 13 of the notes to the consolidated financial statements for the period ended December 31, 2012.

The U.S. and global economies continue to show signs of weakness. We believe the economic downturn may generally decrease hospital census and the demand for elective surgeries. Also, the global financial crisis, continuing high levels of unemployment and general economic uncertainties have made it more difficult and more expensive for hospitals and health systems to obtain credit which may contribute to pressures on their operating margins. We believe that rising unemployment reduces the number of individuals covered by private insurance which has resulted in a noticeable increase in our charity-care placements and may increase the cost of uncompensated care for hospitals. Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as Medicaid or Medicare. If the economic downturn persists and unemployment remains high or increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

Recently, the FDA proposed certain regulatory reforms, which may result in substantial changes to the 510(k) clearance process for medical devices. If any of the FDA’s proposed reforms are established by statute or regulation, we expect that 510(k) submissions for our medical devices in the future may require significantly more data, including clinical data, and that obtaining 510(k) clearance may become more costly and time consuming. Any substantial increase in requirements which are imposed on us as a result of new statutory or regulatory requirements could potentially delay our development and commercialization of new medical device products.

In April 2011, LifeCell Corporation initiated a voluntary recall of specified lots of human-tissue based products because of information received indicating that the tissue may not have been suitable for transplant. We have notified the FDA of the voluntary recall and have recovered all affected product from the sole affected customer.  We initiated communications with the customer for the replacement of the product. This voluntary recall did not materially impact our revenue or cost of goods sold. Any defects that warrant material or widespread product recalls in the future could have a material adverse effect on our operating results.

In May 2011, LifeCell Corporation received a warning letter from the FDA following an inspection by the FDA at LifeCell in November 2010. The warning letter primarily related to LifeCell’s failure to submit required documentation to the FDA prior to conduct of certain clinical studies. The FDA also identified certain non-compliance with FDA regulations covering the promotion of LifeCell’s Strattice Tissue Matrix. LifeCell submitted a written response to the FDA on May 31, 2011. In a letter dated December 20, 2011, the FDA acknowledged that LifeCell's corrective actions were adequate to address the concerns raised in the warning letter.

In November 2010, KCI USA, Inc.’s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC's audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to Redetermination and Reconsideration and reduced the overpayment to $4.2 million.  The remaining claims were present at the Administrative Law Judge (“ALJ”) level on October 26, 2012 and are pending a decision by the ALJ. Interest will accrue on the overpayment unless it is overturned on appeal. In addition to challenging the underlying clinical basis for the claims denials, KCI also challenged the validity of the sampling used to extrapolate the overpayment.  If the extrapolation is found to have been invalid, the extrapolation may be rejected even if the actual claims denials on which the extrapolation was based are not overturned. We cannot predict the outcome of theses appeals. However, we do not expect that the final determination with respect to the audit will have a material impact on our results of operations or financial position.
Critical Accounting Estimates
Critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below. Also, see Note 1 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2012.

Revenue Recognition and Accounts Receivable Realization

We recognize revenue in accordance with the Revenue Recognition topic of the Codification when each of the following four criteria are met:

1)	a contract or sales arrangement exists;

2)	products have been shipped and title has transferred or services have been rendered;

3)	the price of the products or services is fixed or determinable; and

4)	collectibility is reasonably assured.

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience. In addition, revenue is recognized net of administrative fees paid to group purchasing organizations (“GPOs”).

The Americas trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

The domestic TPP reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our home care business may, in some cases, extend beyond one year prior to full settlement of the claim.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2012 would impact pre-tax earnings (loss) by an estimated $1.8 million.

Inventory

KCI inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

LifeCell inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements. In addition, we record a provision for tissue that will not meet tissue standards based on historic rejection rates.

Long-Lived Assets

Prior to the completion of the Merger on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. If an event were to occur that indicates the carrying value of long-lived assets might not be recoverable, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill is tested for impairment by reporting unit annually as of October 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is primarily determined using discounted cash flow models using certain assumptions about expected future operating performance and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we consider current industry market multiples and we perform a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values of reporting units and performing the goodwill impairment test are inherently uncertain and require management judgment. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in process research and development, customer relationships, tradenames and patents. As a result of the Merger, the identifiable intangible assets are presented on a new basis of accounting with the application of preliminary purchase accounting adjustments. We amortize our identifiable definitive lived intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

There have been no impairments of goodwill or identifiable intangible assets during 2012, 2011 or 2010.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 17% and 5% drop in the fair value of our KCI reporting unit and the fair value of our KCI identifiable intangible assets, respectively, the fair value of the KCI reporting unit and identifiable intangible assets would still exceed their book values as of October 31, 2012. Additionally, in the event of an approximate 6% and 4% drop in the fair value of our LifeCell reporting unit and the fair value of our LifeCell identifiable intangible assets, respectively, the fair value of the LifeCell reporting unit and identifiable intangible assets would still exceed their book values as of October 31, 2012.

Income Taxes

Deferred income taxes are accounted for in accordance with the “Income Taxes” Topic of the FASB Accounting Standards Codification which requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates. When appropriate, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

We also account for uncertain tax positions in accordance with the “Income Taxes” Topic of the FASB Accounting Standards Codification. Accordingly, a liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain state net operating losses and certain foreign deferred tax assets to an amount whose realization is more likely than not. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of foreign earnings. Accordingly, we believe that no additional valuation allowances are necessary.

Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

Recently Adopted Accounting Standards

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all non owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Upon adoption of this update, we are no longer presenting the components of other comprehensive income within the associated footnotes and instead are presenting these items in two separate but consecutive statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The objective of this update is to defer only those changes in Accounting Standards Update 2011-05 that relate to the presentation of reclassification adjustments. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective at the same time as the amendments in Accounting Standards Update No. 2011-05.

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under ASU 2012-02, an entity has the option of performing a qualitative assessment of whether it is more likely than not that the fair value of an entity’s indefinite-lived intangible asset is less than its carrying amount before calculating the fair value of the asset. If the conclusion is that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the company would be required to calculate the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

On January 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-07 “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The objective of this update is to provide financial statement users with greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity's sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered, to present the provision for bad debts related to patient service revenue as a deduction from revenue on their statement of operations. Upon adoption of this update, we reduced both revenue and selling, general and administrative expense by $3.7 million, $0.6 million, $3.4 million and $4.2 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap and cap agreements which effectively convert a portion of our variable rate borrowings to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expenses. We do not use financial instruments for speculative or trading purposes.

The table below provides information as of December 31, 2012 about our long-term debt and interest rate derivatives, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates of our interest rate derivatives are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value(1)
Long-term debt
Fixed rate	$701	$—	$—	$—	$—	$2,400,000	$2,400,701	$2,451,326
Weighted average interest rate	3.250%	—%	—%	—%	—%	11.292%	11.290%
Variable rate	$22,682	$22,682	$22,682	$331,529	$19,456	$1,843,441	$2,262,472	$2,286,073
Weighted average interest rate(2)	5.465%	5.465%	5.465%	5.465%	5.465%	5.465%	5.465%

Interest rate swaps(3)
Variable to fixed-notional amount	$—	$74,900	$83,300	$1,379,700	$—	$—	$1,537,900	$(34,865)
Average pay rate	—%	2.252%	2.252%	2.252%	—%	—%	2.252%
Average receive rate(4)	—%	1.250%	1.250%	1.250%	—%	—%	1.250%

Interest rate caps(3)
Variable to fixed-notional amount	$1,572,900	$—	$—	$—	$—	$—	$1,572,900	$9
Average receive rate(5)	—%	—%	—%	—%	—%	—%	—%
_____________________

(1)	The fair value of our fixed rate debt is based on a limited number of trades and does not necessarily represent the purchase price of the entire portfolio.

(2)	The weighted average interest rate for all periods presented represents the nominal weighted average interest rate as of December 31, 2012. These rates reset quarterly.

(3)
Interest rate swaps and caps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements of $34.9 million was negative and was recorded as a long-term liability at December 31, 2012. The aggregate fair value of our interest rate cap agreements of $9,000 was recorded as a short-term asset at December 31, 2012. The interest rate swap agreements are not effective until December 2013. No amounts have been received under the interest rate cap agreements to date.

(4)	The average receive rate for future periods are based on the current period rates. These rates reset quarterly.

(5)
Our interest rate cap agreements effectively limit our interest rate to 2 percent, excluding the applicable margin, on the notional amount of our variable rate borrowings in periods when the interest rate, excluding the applicable margin, exceeds 2 percent.

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, Japan, Singapore, India, Turkey and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. Our foreign operations are generally measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

We face transactional currency exposures related to our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions and anticipated cash flows denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. The periods of the foreign currency exchange contracts correspond to the periods of the exposed transactions and anticipated cash flows but generally do not extend beyond 12 months. We also face exposure to foreign currency fluctuations related to our Senior Euro Term C-1 Credit Facility.

At December 31, 2012, we had outstanding foreign currency exchange contracts to sell or purchase approximately $59.1 million of various currencies. Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition. We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $90.2 million for the year ended December 31, 2012. We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2012, would change our net earnings (loss) for the year ended December 31, 2012 by approximately $1.6 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chiron Holdings GP, Inc.
We have audited the accompanying consolidated balance sheets of Centaur Guernsey L.P. Inc. and subsidiaries as of December 31, 2012 and 2011 (successor), the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Centaur Guernsey L.P. Inc. and subsidiaries for the year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011 (successor), and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Kinetic Concepts, Inc. and subsidiaries for the period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010 (predecessor). Our audits also included the financial statement schedule listed in Schedule II - Valuation and Qualifying Accounts. These financial statements and schedule are the responsibility of Centaur Guernsey L.P. Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centaur Guernsey L.P. Inc. and subsidiaries at December 31, 2012 and 2011, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Centaur Guernsey L.P. Inc. and subsidiaries for the year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Kinetic Concepts, Inc. and subsidiaries for the period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 6, 2013

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31, 2012	December 31, 2011
	Successor	Successor
Assets:
Current assets:
Cash and cash equivalents	$383,150	$215,426
Accounts receivable, net	355,718	401,958
Inventories, net	139,850	178,243
Deferred income taxes	—	23,270
Prepaid expenses and other	39,511	46,022
Total current assets	918,229	864,919
Net property, plant and equipment	388,482	545,347
Debt issuance costs, net	96,476	111,397
Deferred income taxes	20,003	18,322
Goodwill	3,479,775	3,497,532
Identifiable intangible assets, net	2,666,201	2,875,736
Other non-current assets	5,598	8,126
	$7,574,764	$7,921,379

Liabilities and Equity:
Current liabilities:
Accounts payable	$40,970	$49,898
Accrued expenses and other	284,163	311,617
Current installments of long-term debt	23,383	23,491
Deferred income taxes	57,528	—
Total current liabilities	406,044	385,006
Long-term debt, net of current installments and discount	4,554,112	4,639,728
Non-current tax liabilities	44,465	38,295
Deferred income taxes	1,069,480	1,253,344
Other non-current liabilities	43,267	11,562
Total liabilities	6,117,368	6,327,935
Equity:
General partner’s capital	—	—
Limited partners’ capital	1,457,913	1,599,285
Accumulated other comprehensive income (loss), net	(517)	(5,841)
Total equity	1,457,396	1,593,444
	$7,574,764	$7,921,379

See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Revenue:
Rental	$822,201	$142,962	$746,816	$911,866
Sales	924,252	161,802	756,596	831,574
Total revenue	1,746,453	304,764	1,503,412	1,743,440

Rental expenses	443,446	85,142	350,912	468,975
Cost of sales	249,338	43,761	190,927	229,522
Gross profit	1,053,669	175,861	961,573	1,044,943

Selling, general and administrative expenses	602,781	217,717	565,512	530,718
Research and development expenses	71,859	14,117	69,601	85,591
Acquired intangible asset amortization	220,984	16,459	29,519	37,426
Operating earnings (loss)	158,045	(72,432)	296,941	391,208

Interest income and other	829	148	972	851
Interest expense	(493,691)	(114,992)	(61,931)	(87,053)
Loss on extinguishment of debt	(31,481)	—	—	—
Foreign currency gain (loss)	(17,365)	22,250	(2,778)	(4,500)
Earnings (loss) from continuing operations before income taxes (benefit)	(383,663)	(165,026)	233,204	300,506
Income tax expense (benefit)	(150,048)	(46,330)	74,367	89,668
Earnings (loss) from continuing operations	(233,615)	(118,696)	158,837	210,838
Earnings from discontinued operations, net of tax	92,198	3,827	32,101	45,246
Net earnings (loss)	$(141,417)	$(114,869)	$190,938	$256,084

See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Net earnings (loss)	$(141,417)	$(114,869)	$190,938	$256,084
Foreign currency translation adjustment, net of taxes of $369 in 2012, $278 in 2011 successor, $(68) in 2011 predecessor and $(118) in 2010	5,324	(5,841)	1,836	(2,923)
Net derivative gain (loss), net of taxes of $(876) in 2011 predecessor and $(958) in 2010	—	—	(1,627)	(1,780)
Amount of loss reclassified from accumulated OCI into income, net of taxes during predecessor periods of $1,463 in 2011and $3,330 in 2010	—	—	2,717	6,185
Total comprehensive income (loss)	$(136,093)	$(120,710)	$193,864	$257,566

See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands)

	General Partner’s Capital	Limited Partners’ Capital	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Equity
			Shares	Par
Predecessor Balances at January 1, 2010	$—	$—	71,256	$71	$804,111	$357,350	$15,939		$1,177,471
Net earnings	—	—	—	—	—	256,084	—		256,084
Foreign currency translation adjustment, net of taxes of $(118)	—	—	—	—	—	—	(2,923)		(2,923)
Net derivative loss, net of taxes of $(958)	—	—	—	—	—	—	(1,780)		(1,780)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,330	—	—	—	—	—	—	6,185		6,185
Exercise of stock options and other	—	—	433	1	10,461	—	—		10,462
Shares purchased under ESPP	—	—	218	—	6,540	—	—		6,540
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	—	—	89	—	(1,741)	—	—		(1,741)
Equity-based compensation expense	—	—	—	—	32,781	—	—		32,781
Predecessor Balances at December 31, 2010	$—	$—	71,996	$72	$852,152	$613,434	$17,421		$1,483,079
Net earnings	—	—	—	—	—	190,938	—		190,938
Foreign currency translation adjustment, net of taxes of $(68)	—	—	—	—	—	—	1,836		1,836
Net derivative loss, net of taxes of $(876)	—	—	—	—	—	—	(1,627)		(1,627)
Reclassification adjustment for derivative losses included in income, net of taxes of $1,463	—	—	—	—	—	—	2,717		2,717
Exercise of stock options and other	—	—	1,053	1	43,357	—	—		43,358
Shares purchased under ESPP	—	—	203	—	8,058	—	—		8,058
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	—	—	(85)	—	(3,855)	—	—		(3,855)
Deferred taxes on stock options	—	—	—	—	31,252	—	—		31,252
Equity-based compensation expense	—	—	—	—	81,354	—	—		81,354
Predecessor Balances at November 3, 2011	$—	$—	73,167	$73	$1,012,318	$804,372	$20,347		$1,837,110
Elimination of pre-merger equity	—	—	(73,167)	(73)	(1,012,318)	(804,372)	(20,347)		(1,837,110)
Capital contributions from limited partners	—	1,714,398	—	—	—	—	—		1,714,398
Assumption of convertible note hedges	—	—	—	—	(314,857)	—	—		(314,857)
Assumption of convertible note warrants	—	—	—	—	280,220	—	—		280,220
Successor equity at November 4, 2011	$—	$1,714,398	—	$—	$(34,637)	$—	$—		$1,679,761
Net loss	—	(114,869)	—	—	—	—	—		(114,869)
Distribution to limited partners	—	(543)	—	—	—	—	—		(543)
Equity-based compensation expense	—	299	—	—	—	—	—		299
Foreign currency translation adjustment, net of taxes of $278	—	—	—	—	—	—	(5,841)		(5,841)
Settlement of convertible note hedges	—	—	—	—	314,857	—	—		314,857
Settlement of convertible note warrants	—	—	—	—	(280,220)	—	—		(280,220)
Successor Balances at December 31, 2011	$—	$1,599,285	—	$—	$—	$—	$(5,841)		$1,593,444
Net loss	—	(141,417)	—	—	—	—	—		(141,417)
Capital contributions from limited partners	—	239	—	—	—	—	—		239
Distribution to limited partners	—	(2,199)	—	—	—	—	—		(2,199)
Equity-based compensation expense	—	2,005	—	—	—	—	—	—	2,005
Foreign currency translation adjustment, net of taxes of $369	—	—	—	—	—	—	5,324		5,324
Successor Balances at December 31, 2012	$—	$1,457,913	—	$—	$—	$—	$(517)		$1,457,396

See accompanying notes to consolidated financial statements

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Cash flows from operating activities:
Net earnings (loss)	$(141,417)	$(114,869)	$190,938	$256,084
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	14,548	2,196	19,044	21,296
Depreciation and other amortization	454,547	56,751	117,686	156,465
Gain on disposition of assets held for sale	(152,701)	—	—	—
Amortization of fair value step-up in inventory	25,021	7,756	—	—
Fixed asset and inventory impairment	22,116	—	—	—
Provision for bad debt	8,984	1,690	9,392	10,602
Write-off of deferred debt issuance costs	16,216	—	3,218	2,301
Write-off of debt discount	16,256	—	—	—
Gain on note repurchase	(4,561)	—	—	—
Equity-based compensation expense	2,069	306	81,354	32,781
Deferred income tax benefit	(126,389)	(47,200)	(26,839)	(61,216)
Excess tax benefit from equity-based payment arrangements	—	—	(2,439)	(1,505)
Unrealized loss (gain) on derivative instruments	30,002	5,983	(3,114)	3,061
Unrealized loss (gain) on revaluation of cross currency debt	6,272	(25,575)	—	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	37,574	(9,708)	12,804	2,717
Decrease (increase) in inventories, net	(18,797)	9,563	11,008	(51,266)
Decrease (increase) in prepaid expenses and other	2,468	(792)	25,884	3,497
Increase (decrease) in accounts payable	(8,815)	7,065	(17,227)	(3,005)
Increase (decrease) in accrued expenses and other	(24,537)	28,863	63,997	2,682
Increase (decrease) in tax liabilities, net	6,206	124	2,978	(13,731)
Increase (decrease) in deferred income taxes, net	(2,369)	273	(716)	(8,042)
Net cash provided (used) by operating activities	162,693	(77,574)	487,968	352,721

Cash flows from investing activities:
Additions to property, plant and equipment	(91,567)	(36,008)	(98,556)	(85,883)
Decrease (increase) in inventory to be converted into equipment for short-term rental	5,269	5,426	(5,925)	8,531
Dispositions of property, plant and equipment	2,630	732	1,464	2,100
Proceeds from disposition of assets held for sale	244,317	—	—	—
Business acquired in purchase transaction, net of cash acquired	(15,097)	—	—	—
Dispositions of assets subject to leveraged lease, net	—	7,435	—	—
Increase in identifiable intangible assets and other non-current assets	(1,017)	(1,217)	(19,640)	(18,680)
Cash used to acquire equity	—	(5,185,359)	—	—
Net cash provided (used) by investing activities	144,535	(5,208,991)	(122,657)	(93,932)

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Cash flows from financing activities:
Capital contributions from limited partners	239	1,714,398	—	—
Distribution to limited partners	(2,199)	(543)	—	—
Proceeds from revolving credit facility	—	—	—	—
Repayments of long-term debt and capital lease obligations	(118,767)	(1,534,130)	(20,774)	(222,727)
Settlement of convertible debt warrants	—	(280,220)	—	—
Settlement of convertible debt hedges	—	314,856	—	—
Proceeds from exercise of stock options	—	—	42,973	12,221
Proceeds from the purchase of stock in ESPP and other	—	—	8,059	6,540
Excess tax benefit from equity-based payment arrangements	—	—	2,439	1,505
Purchase of immature shares for minimum tax withholdings	—	—	(3,855)	(1,741)

KCI acquisition financing:
Proceeds from B1, B2, 2nd lien notes and unsecured notes	—	4,685,896	—	—
Debt issuance costs – 2011 merger financing	(1,063)	(106,076)	(7,879)	—
Purchase of interest rate caps	—	(2,150)	—	—
2012 and 2011 refinancings of senior credit facility:
Proceeds from senior credit facility	517,680	—	146,012	—
Payments on senior credit facility	(517,680)	—	(123,346)	—
Payment of debt issuance costs	(18,410)	—	(14,676)	—
Net cash provided (used) by financing activities	(140,200)	4,792,031	28,953	(204,202)
Effect of exchange rate changes on cash and cash equivalents	696	(1,925)	1,018	(1,141)
Net increase (decrease) in cash and cash equivalents	167,724	(496,459)	395,282	53,446
Cash and cash equivalents, beginning of period	215,426	711,885	316,603	263,157
Cash and cash equivalents, end of period	$383,150	$215,426	$711,885	$316,603

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

On November 4, 2011, Kinetic Concepts, Inc. (“KCI”) completed its merger (the “Merger”) with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Centaur Guernsey L.P. Inc. (“Centaur”), pursuant to the terms of the Agreement and Plan of Merger, dated as of July 12, 2011 (the “Merger Agreement”), by and among Holdings, Merger Sub and KCI. As a result of the Merger, KCI is a 100% owned subsidiary of Centaur. In connection with this transaction, LifeCell Corporation (“LifeCell”), formerly a 100% owned subsidiary of KCI, was promoted to be a sister corporation of KCI, such that each of KCI and LifeCell are now 100% owned subsidiaries of Centaur. Centaur is a non-operating holding company indirectly controlled by investment funds advised by Apax Partners (“Apax”) and controlled affiliates of Canada Pension Plan Investment Board (“CPPIB) and the Public Sector Pension Investment Board (“PSP Investments” and with Apax and CPPIB, collectively, the “Sponsors”) and certain other co-investors. The consolidated financial statements presented herein include the accounts of Centaur Guernsey L.P. Inc., together with its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise noted in this report, the terms “we,” “us,” “our,” or the “Company” refers to Centaur Guernsey L.P. Inc. and subsidiaries. The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”). Certain prior period amounts have been reclassified to conform to the 2012 presentation.

Our consolidated statements of operations, comprehensive income (loss) and cash flows are presented for two periods: successor and predecessor. The Merger resulted in a new basis of accounting with the application of preliminary purchase accounting adjustments beginning on November 4, 2011 as the Merger occurred at the opening of business on November 4, 2011. The results of operations subsequent to the closing of the Merger reflect the impact of the new basis of accounting. The financial reporting periods presented herein are as follows:

•	The year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011 reflects our successor period.

•
The period from January 1, 2011 through November 3, 2011 and the year ended December 31, 2010 reflects our predecessor periods. The consolidated financial statements for all predecessor periods were prepared using the historical basis of accounting for KCI. As a result of the Merger and the associated preliminary purchase accounting adjustments, the consolidated financial statements of the successor period are not comparable to periods preceding the Merger.

Net earnings (loss) per share information is not presented as such information is not meaningful. During the successor periods ended December 31, 2012 and 2011, Chiron Guernsey Holdings L.P. Inc. owns over 99% of the limited partnership interests of Centaur, while Centaur’s Managing Limited Partner owns less than 1% of the limited partnership interests.  Chiron Guernsey GP Co. Limited owns all of the general partnership interests in Centaur and has no economic interest in Centaur. We do not have any publicly traded common stock or potential common stock.

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement (the “Agreement”) with Getinge AB (“Getinge”). The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities, including KCI's Therapeutic Support Systems™ (“TSS”) product portfolio. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. As a result of our Agreement with Getinge and in accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented.

The Company has two reportable operating segments which corresponds to our two global businesses: KCI and LifeCell. We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

(b)   Nature of Operations and Customer Concentration

We are a leading global medical technology company devoted to the discovery, development, manufacture and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s innate ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad. We design, manufacture, market and service a wide range of proprietary products that can improve clinical outcomes and can help reduce the overall cost of patient care. KCI's systems incorporate our proprietary V.A.C. Therapy technology, which is clinically-proven to promote wound healing through unique mechanisms of action, and to speed recovery times while reducing the overall cost of treating patients with complex wounds. Our LifeCell products include tissue-based products for use in reconstructive, orthopedic and urogynecologic surgical procedures to repair soft tissue defects. In addition, LifeCell distributes SPY Elite, a real-time operating room based tissue perfusion system. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad.

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Japan, Singapore, Hong Kong and South Africa, and we conduct additional business through distributors in Latin America, the Middle East, Eastern Europe and Asia. We manage our business in two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. Our two global operating segments also represent our reporting units as defined by the Codification. We have operations in two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

Operations for our Americas geographic region accounted for approximately 81.1%, 80.7%, 79.9%, and 80.4% of our total revenue for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively. In the U.S. acute and extended care settings, which accounted for approximately 48.6%, 44.2%, 42.1%, and 39.5% of our Americas revenue for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively, we bill our customers directly for the rental and sale of our products. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations (“GPOs”). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement. During the year ended December 31, 2012 (Successor), the period of November 4 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), we recorded approximately $96.3 million, $15.8 million, $86.2 million, and $111.9 million, respectively, in KCI revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. home care setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance. During the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), we recorded revenue related to Medicare claims of approximately $167.1 million, $28.9 million, $140.1 million, and $161.9 million, respectively.

LifeCell develops, processes and markets biological soft tissue repair products made from human or animal tissue. These products are used by surgeons to restore structure, function and physiology in a variety of reconstructive, orthopedic and urogynecologic surgical procedures. LifeCell revenue is generated primarily in the United States in the acute care setting on a direct billing basis. We market our regenerative and reconstructive acellular tissue matrix products for plastic reconstructive, general surgical and burn applications primarily to hospitals for use by general and plastic surgeons. Our primary tissue matrix products, AlloDerm and Strattice, are marketed through our direct sales and marketing organization. Our LifeCell sales representatives are responsible for interacting with plastic surgeons, general surgeons, head and neck surgeons, and trauma/acute care surgeons to educate them on the use and potential benefits of our tissue matrix products. We also participate in numerous national fellowship programs, national and international conferences and trade shows, and sponsor medical education symposiums. Our tissue matrix products for orthopedic and urogynecologic procedures are marketed through independent sales agents and distributors. These products include AlloCraft DBM, for bone grafting procedures; Repliform TRM, for urogynecologic surgical procedures; and GraftJacket and Conexa, for rotator cuff and other orthopedic procedures. In addition, LifeCell distributes the SPY Elite system, which enables intra-operative assessment of tissue perfusion.

In the EMEA/APAC region, most of KCI's revenue is generated in the acute care setting on a direct billing basis.

(c)   Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d)   Revenue Recognition

We recognize revenue in accordance with the “Revenue Recognition” Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification when each of the following four criteria are met:

1)	a contract or sales arrangement exists;

2)	products have been shipped, title has transferred or services have been rendered;

3)	the price of the products or services is fixed or determinable; and

4)	collectibility is reasonably assured.

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience. In addition, revenue is recognized net of administrative fees paid to group purchasing organizations (“GPOs”).

(e)   Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand. At December 31, 2011, cash and cash equivalents included $5.6 million of deposits related to our former chief executive officer’s deferred compensation account.

(f)   Accounts Receivable

The Americas trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations.

Significant concentrations of accounts receivable include:

	2012	2011
Acute and extended care organizations	56%	60%
Managed care, insurance and other	29%	28%
Medicare/Medicaid	11%	10%
Other	4%	2%

The domestic TPP reimbursement process requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our home care business may, in some cases, extend beyond one year prior to full settlement of the claim.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.

(g)   Inventories

KCI inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

LifeCell inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements. In addition, we record a provision for tissue that will not meet tissue standards based on historic rejection rates.

(h)   Vendor Rebates

We may receive consideration from vendors in the normal course of business in the form of rebates of purchase price paid. Our policy for accounting for these funds is in accordance with the “Revenue Recognition” Topic of the FASB Accounting Standards Codification. Funds are recognized as a reduction of cost of sales and inventory if the funds are a reduction of the price for the vendor’s products.

(i)   Long-Lived Assets

Prior to the completion of the Merger on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing. Other assets consisted principally of other investments at December 31, 2012 and 2011.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $178.4 million, $34.7 million, $55.2 million, and $74.1 million respectively. During 2012, we recorded a $22.1 million impairment charge associated with certain production equipment at our manufacturing plant and inventory associated with our V.A.C. Via product.

(j) Purchase Accounting

Business combinations are accounted for under the acquisition method. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

The Merger has been accounted for as a business combination. The allocation of the total purchase price to KCI’s and LifeCell’s tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date.

(k)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill is tested for impairment by reporting unit annually as of October 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is primarily determined using discounted cash flow models using certain assumptions about expected future operating performance and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we consider current industry market multiples and we perform a reconciliation of our total market capitalization to the total estimated fair value of all our reporting units. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in process research and development, customer relationships, tradenames and patents. As a result of the Merger, the identifiable intangible assets are presented on a new basis of accounting with the application of preliminary purchase accounting adjustments. We amortize our identifiable definitive lived intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

There have been no impairments of goodwill or identifiable intangible assets during 2012, 2011 or 2010.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 17% and 5% drop in the fair value of our KCI reporting unit and the fair value of our KCI identifiable intangible assets, respectively, the fair value of the KCI reporting unit and identifiable intangible assets would still exceed their book values as of October 31, 2012. Additionally, in the event of an approximate 6% and 4% drop in the fair value of our LifeCell reporting unit and the fair value of our LifeCell identifiable intangible assets, respectively, the fair value of the LifeCell reporting unit and identifiable intangible assets would still exceed their book values as of October 31, 2012.

(l)   Income Taxes

Deferred income taxes are accounted for using the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax bases of assets and liabilities, as measured by current enacted tax rates.  When appropriate, we evaluate the need for a valuation allowance to reduce our deferred tax assets.

A liability is recorded for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

We have established a valuation allowance to reduce deferred tax assets associated with foreign net operating losses, certain state net operating losses, and certain foreign deferred tax assets to an amount whose realization is more likely than not. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of foreign earnings. Accordingly, we believe that no additional valuation allowances are necessary.

(m)   Royalties

We pay royalties for the right to market many of our medical devices. Royalties are generally based on applicable revenue or the number of units sold and are recognized in the period that the related revenue is earned. Royalties related to rental revenue are included in rental expense. Royalties on sales revenue are included in cost of sales.

(n)   Self-Insurance

We self-insure certain employee benefit and casualty insurance risks. Our group medical plan for U.S. employees is a qualified self-insured plan subject to specific stop loss insurance coverage. Our short-term disability plan for U.S. based employees is self-insured. The Texas Employee Injury Benefit Plan is self-insured subject to a $750,000 per occurrence retention. Our casualty insurance program has a $750,000 deductible for workers’ compensation, auto liability, and general liability. Our products liability program has a $1,000,000 self-insured retention. Our group life and accidental death and dismemberment plan and our long-term disability plan are all fully insured. We fully accrue our retained loss liabilities, including claims incurred but not reported. Based on historical trends, we believe our accruals for retained losses are adequate to cover future losses.

(o)   Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. We do not use financial instruments for speculative or trading purposes. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. Prior to the Merger, we designated our interest rate swap agreements as cash flow hedge instruments. Each interest rate swap was designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations. These agreements involved the exchange of amounts based on variable interest rates for amounts based on fixed interest rates, over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received, as interest rates change, was accrued and recognized as an adjustment to interest expense related to the debt. These interest rate swaps were settled prior to the Merger. Subsequent to the Merger, our interest rate derivatives have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period and included in interest expense in our consolidated statements of operations.

We also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. We enter into foreign currency exchange contracts to manage these economic risks. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Gains and losses resulting from the foreign currency fluctuations impact on transactional exposures are included in foreign currency gain (loss) in our consolidated statements of operations. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the consolidated balance sheet.

All derivative instruments are recorded on the balance sheet at fair value. The fair values of our interest rate derivatives and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets, which represent level 2 inputs as defined by the Codification. Prior to the Merger, we estimated the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement was compared to the fair value of a hypothetical swap agreement that had the same critical terms as the portion of the loan being hedged. Changes in the effective portion of the fair value of the remaining interest rate swap agreement were recognized in other comprehensive income (loss), net of tax, until the hedged item was recognized into earnings (loss).

(p)   Foreign Currency Translation and Transaction Gains and Losses

The functional currency for the majority of our foreign operations is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Gains and losses resulting from the foreign currency translations are included in accumulated other comprehensive income. Transaction gains and losses, such as those resulting from the settlement of nonfunctional currency receivables or payables, including intercompany balances, are included in foreign currency gain (loss) in our consolidated statements of operations. Additionally, payable and receivable balances and long-term debt denominated in nonfunctional currencies are marked-to-market at month-end, and the gain or loss is recognized in our consolidated statements of operations.

(q)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of December 31, 2012, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap and cap agreements in notional amounts totaling $1.037 billion each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(r)   Equity-based Compensation

We account for equity-based payments to employees in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires that equity-based payments (to the extent they are compensatory) be recognized in our consolidated statements of operations based on their fair values.

As required by ASC 718, we recognize equity-based compensation expense for equity-based payment awards that are expected to vest, including stock options, restricted stock awards and restricted stock units based on estimated fair values on the date of grant. For awards classified as liability awards, the fair value of these awards is reviewed on a regular basis and the expense associated with these awards is adjusted accordingly as the fair value changes. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

We are also required to determine the fair value of equity-based awards at the grant date. Prior to the Merger, for option awards that are subject to service conditions and/or performance conditions, we estimated the fair values of employee stock awards using a Black-Scholes-Merton valuation model. Subsequent to the Merger, we estimate the fair values of employee incentive equity awards using a Black-Scholes-Merton valuation model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Profits Interest Units and Appreciation Rights. These determinations require judgment, including estimating expected volatility. If actual results differ significantly from these estimates, equity-based compensation expense and our results of operations could be impacted.

(s)   Collaborative Arrangements

In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq® Technologies, Inc. (“Novadaq”) for the distribution of Novadaq's SPY® Intraoperative Perfusion Assessment System in Americas surgical markets. LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution. Novadaq will continue to be responsible for manufacturing, field service and research and development. We recognize revenue for transactions under this agreement in accordance with the “Collaborative Arrangements” topic of the Codification. Expenditures under this agreement were $7.1 million, $0.5 million and $3.2 million, respectively, for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor) and the period of January 1, 2011 through November 3, 2011 (Predecessor). Expenditures under this agreement were not material for the year ended December 31, 2010.

(t)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems, products and dressings. This includes the development of new and synergistic technologies across the continuum of wound care including tissue regeneration, preservation and repair, new applications of negative pressure technology, and the leveraging of our core understanding of biological tissues in order to develop biosurgery products in our LifeCell business. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(u)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate. Shipping and handling costs on sales products recovered from customers of $6.1 million, $0.9 million, $4.0 million, and $4.1 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively, are included in sales revenue for these periods.

(v)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(w)   Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $8.8 million, $2.3 million, $9.8 million, and $12.9 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

(x)   Seasonality

Historically, we have experienced a seasonal slowing of KCI unit growth beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. LifeCell has also historically experienced a similar seasonal slowing of sales in the third quarter of each year.

(y)   Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time.

Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

(z)   Concentrations in Available Sources of Materials

For both of our businesses, we obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements.

Our manufacturing processes for KCI products involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabric, etc.) for which price volatility is reasonably low. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements.

Our Ireland plant manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by a third-party supplier in Mexico. We plan to continue leveraging our existing infrastructure and manufacturing capabilities within our Athlone plant and expand internal production in the future.

LifeCell is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.

LifeCell's xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity.  We also have qualified second sources for all of our specialized solutions that are essential to the processing of our xenograft tissue matrix products.

While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, manufacturing disruptions experienced by our suppliers could jeopardize our supply of finished products and components. Additionally, a change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. Any casualty, natural disaster or other significant disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.

(aa)   Recently Adopted Accounting Standards

On January 1, 2012, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-07 “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” The objective of this update is to provide financial statement users with greater transparency about a health care entity's net patient service revenue and the related allowance for doubtful accounts. This update provides information to assist financial statement users in assessing an entity's sources of net patient service revenue and related changes in its allowance for doubtful accounts. The amendments require health care entities that recognize significant amounts of patient service revenue at the time the services are rendered, to present the provision for bad debts related to patient service revenue as a deduction from revenue on their statement of operations. Upon adoption of this update, we reduced both revenue and selling, general and administrative expense by $3.7 million, $0.6 million, $3.4 million and $4.2 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

NOTE 2.    Business Combination

On November 4, 2011, KCI completed the Merger with Merger Sub, a direct subsidiary of Holdings and an indirect subsidiary of Centaur, pursuant to the terms of the Merger Agreement, by and among Holdings, Merger Sub and KCI.

The acquisition of all the outstanding capital stock of KCI was completed for an aggregate purchase price of approximately $5.2 billion or $4.5 billion excluding our cash as of November 3, 2011. The purchase price consisted of $5.0 billion of cash paid to acquire the outstanding common stock of KCI, at a price of $68.50 per share, and $208.5 million of cash paid to settle outstanding stock options, restricted stock awards and restricted stock units.

The purchase price was arrived at through negotiations between KCI and the Sponsors and was based on a number of factors, including but not limited to the market price of KCI’s common stock, the ability to expand KCI’s reach into the global marketplace, and the prospects of the research and development capabilities of KCI.

The Merger has been accounted for as a business combination using the acquisition method. The allocation of the total purchase price to KCI's and LifeCell's tangible and identifiable intangible assets was finalized during the third quarter of 2012 and was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets, in the amount of $3.5 billion, was allocated to goodwill, which is not deductible for tax purposes.

The following table represents the allocation of the purchase price (in thousands):

	December 31, 2011	Adjustment	December 31, 2012

Goodwill	$3,497,532	$(25,625)	$3,471,907
Identifiable intangible assets	2,890,570	—	2,890,570
Tangible assets acquired and liabilities assumed:
Accounts receivable	403,677	—	403,677
Inventories	195,779	(1,151)	194,628
Other current assets	43,919	—	43,919
Property, plant and equipment	554,065	42,920	596,985
Other non-current assets	15,177	—	15,177
Current liabilities	(328,000)	—	(328,000)
Long-term debt and other non-current liabilities	(1,502,318)	—	(1,502,318)
Noncurrent tax liabilities	(38,252)	—	(38,252)
Net deferred tax liability	(1,258,675)	(16,144)	(1,274,819)
Total purchase price	$4,473,474	$—	$4,473,474

Purchase accounting rules require that as certain pre-Merger issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of revisions to the valuation of inventories and certain rental medical equipment, net of the related tax effects.

The net deferred tax liability relates primarily to the tax impact of future amortization associated with the intangible assets acquired, which are not deductible for tax purposes.  In addition, as a result of the Merger, the company's permanent reinvestment assertion was changed as the Company intends to repatriate its accumulated foreign earnings through the date of the Merger and on a going forward basis.  Therefore, a deferred tax liability of $167.5 million was recorded related to the amount of unrepatriated foreign earnings through the date of the Merger, net of anticipated foreign tax credits that will result when the earnings are remitted to the U.S.

We estimated the fair value of acquired identifiable intangible assets using the income approach. Most acquired identifiable intangible assets will be amortized on a straight-line basis over their estimated useful lives, which we believe is the most appropriate amortization method. The acquired customer relationship intangible assets will be amortized on an accelerated basis over their expected useful lives of 15 to 20 years. The amortization of identifiable product-related intangible assets is included in “Acquired intangible asset amortization” expense and, as a result, is excluded from cost of sales and the determination of product margins.

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the Merger had occurred as of the beginning of the periods being presented (in thousands):

	Period from January 1 through November 3, 2011	Year Ended December 31, 2010
	(unaudited)	(unaudited)
Pro forma revenue	$1,503,412	$1,743,440
Pro forma net loss	$(60,822)	$(280,479)

Pro forma condensed consolidated results of operations for the period from January 1, 2011 through November 3, 2011 were adjusted to exclude nonrecurring charges of $49.2 million related to transaction costs and $55.0 million related to the acceleration of equity-based compensation expense. Pro forma condensed consolidated results of operations for the year ended December 31, 2010 were adjusted to include these nonrecurring charges. The pro forma condensed consolidated results of operations for the year ended December 31, 2010 were also adjusted to include nonrecurring charges of $96.4 million related to transaction costs incurred during the period from November 4, 2011 through December 31, 2011. Additionally, the pro forma condensed consolidated results of operations for the year ended December 31, 2010 were adjusted to include $33.9 million of additional nonrecurring cost of sales associated with the preliminary purchase accounting adjustments related to the step up in value of inventory.

The unaudited pro forma condensed consolidated results of operations presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results. Pro forma net loss per share information is not presented as such information is not meaningful. Had the Merger occurred at the beginning of the periods presented, no common stock or potential common stock would have been outstanding during those periods.

The following sets forth the sources and uses of funds in connection with the Merger (in thousands):

Amount
Source of funds:
Borrowings under the senior secured credit facility	$2,300,000
Proceeds from the issuance of partners’ equity	1,714,398
Gross proceeds from the sale of the second lien senior secured notes	1,750,000
Gross proceeds from the sale of the senior unsecured notes	750,000
Cash on hand	546,915
Total	$7,061,313

Use of funds:
Purchase of KCI common stock and net settlement of options	$5,185,359
Repayment of debt under the previous senior credit facility	529,375
Settlement of convertible debt and related note hedge and warrants	969,189
Payment of debt issuance costs, discount and transaction costs (1)	377,390
Total	$7,061,313
_____________________
(1) Debt issuance costs have been deferred and will be amortized over the life of the debt instruments. Transaction costs are reported as a component of selling, general and administrative expenses in the consolidated statements of operations.

In the fourth quarter of 2012, KCI acquired Momelan Technologies, Inc., a medical technology company developing innovative skin grafting solutions. The acquisition was individually not significant. The aggregate purchase price of this acquisition was $22.5 million, of which $15.1 million was paid in cash. The consolidated financial statements include the results of operations from this business combination from the date of the acquisition. Had the transaction occurred at the beginning of fiscal 2012, consolidated results of operations would not have differed materially from reported results.

NOTE 3.    Sale of Therapeutic Support Systems Assets

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge. The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities, including KCI's TSS product portfolio. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. During the year ended December 31, 2012, we recognized a $93.9 million gain, net of tax, from this transaction, which is included in earnings from discontinued operations in the consolidated statements of operations. Additionally, the historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

The Company plans to use the net proceeds from the sale to reinvest in its core business and look for growth opportunities.  If the Company has not reinvested all of the net proceeds within one year, it must use the remaining amount to repay its long-term debt obligations.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor

Revenue	$188,121	$42,492	$214,710	$270,154
Earnings before income taxes	$149,916	$6,223	$37,055	$55,167
Income tax expense	$57,718	$2,396	$4,954	$9,921
Earnings from discontinued operations	$92,198	$3,827	$32,101	$45,246

NOTE 4.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Gross trade accounts receivable:
Billed trade accounts receivable	$370,708	$371,832
Unbilled receivables	45,466	43,597
Less: Allowance for revenue adjustments	(71,770)	(17,674)
Gross trade accounts receivable	344,404	397,755
Less: Allowance for bad debt	(4,768)	(3,477)
Net trade accounts receivable	339,636	394,278
Other receivables	16,082	7,680
	$355,718	$401,958

(b)   Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Finished goods and tissue available for distribution	$96,573	$99,028
Goods and tissue in-process	12,421	14,005
Raw materials, supplies, parts and unprocessed tissue	45,993	77,691
	154,987	190,724
Less: Amounts expected to be converted into equipment for short-term rental	(5,237)	(10,507)
Reserve for excess and obsolete inventory	(9,900)	(1,974)
	$139,850	$178,243

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Land	$6,216	$7,336
Buildings	27,371	28,971
Equipment for short-term rental	262,674	262,641
Machinery, equipment and furniture	224,314	206,573
Leasehold improvements	84,856	67,256
Inventory to be converted to equipment	5,238	10,507
	610,669	583,284
Less: accumulated depreciation	(222,187)	(37,937)
	$388,482	$545,347

(d)   Accrued expenses and other

Accrued expenses and other consist of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Payroll, benefits, commissions, bonuses and related taxes	$70,153	$79,721
Royalties	64,210	63,800
Interest	46,056	43,585
Restructuring charges	—	20,870
Sales and other taxes	19,253	19,977
Deferred compensation	—	5,639
Insurance	7,290	6,288
Derivative liability	2,980	581
Other accrued expenses	74,221	71,156
	$284,163	$311,617

NOTE 5.     Accounting for Goodwill and Other Non-current Assets

(a)   Goodwill

Based on the purchase price allocation, the components of goodwill by reporting unit are listed below (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
KCI	$2,483,240	$2,499,690
LifeCell	996,535	997,842
	$3,479,775	$3,497,532

(b)   Identifiable intangible assets

Identifiable intangible assets include the following (in thousands):

	December 31, 2012		December 31, 2011
	Successor		Successor
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships and non-compete agreements	$843,800	$(169,002)	$852,400	$(7,118)
Developed technology	670,052	(66,284)	654,717	(9,524)
Tradenames and patents	23,638	(2,803)	15,141	(380)
Total definite-lived intangible assets	1,537,490	(238,089)	1,522,258	(17,022)
Indefinite-lived intangible assets:
Tradenames	1,350,000	—	1,350,000	—
In-process research and development	16,800	—	20,500	—
Total indefinite-lived intangible assets	1,366,800	—	1,370,500	—
	$2,904,290	$(238,089)	$2,892,758	$(17,022)

Total definite-lived intangible assets are amortized over a weighted-average period of 16 years of which 20 years relate to customer relationships and non-compete agreements, 12 years relate to developed technology and 9 years relate to tradenames and patents. Amortization expense, related to definite‑lived intangibles, was approximately $221.3 million, $16.8 million, $44.3 million, and $52.6 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively. We recorded approximately $221.0 million and $16.5 million of amortization expense associated with acquired identifiable intangible assets related to the Merger during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), respectively. We recorded approximately $29.5 million and $37.4 million of amortization expense associated with acquired identifiable intangible assets related to our LifeCell acquisition during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

The following table presents the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2012 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2013	$182,704
2014	$156,766
2015	$141,029
2016	$127,892
2017	$116,925

(c)   Debt issuance costs

As of December 31, 2012 and 2011, unamortized debt issuance costs related to our current senior secured credit facility and our fixed rate long-term debt, including the 10.5% Second Lien Notes and the 12.5% Unsecured Notes were collectively $96.5 million and $111.4 million, respectively. Amortization of debt issuance costs recorded for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) were $18.2 million, $2.6 million, $5.7 million and $10.3 million, respectively. Additionally, in the year ended December 31, 2012, the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) we recorded approximately $16.2 million, $3.2 million and $2.3 million, respectively, of debt issuance costs written off in connection with the repurchase of senior unsecured notes in November and December of 2012, refinancing of our previous senior credit facility during November 2012 and January 2011 and our redemptions of our subordinated notes and prepayments on other long-term debt obligations during 2010. There were no write-offs of debt issuance costs during the period of November 4, 2011 through December 31, 2011 (Successor). The remaining costs for the senior secured credit facility and fixed rate long-term debt are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 6.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor

Senior Dollar Term C-1 Credit Facility(1) – due 2018	$1,613,700	$1,630,000
Senior Euro Term C-1 Credit Facility(1) – due 2018	327,022	324,000
Senior Term C-2 Credit Facility(1) – due 2016	321,750	325,000
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	650,000	750,000
3.25% Convertible Senior Notes due 2015	701	701
Notional amount of debt	4,663,173	4,779,701

Senior Dollar Term C-1 Credit Facility Discount, net of accretion	(33,840)	(55,942)
Senior Euro Term C-1 Credit Facility Discount, net of accretion	(13,353)	(15,430)
Senior Term C-2 Credit Facility Discount, net of accretion	(7,064)	(9,487)
Second Lien Senior Secured Notes Discount, net of accretion	(27,827)	(31,063)
Senior Unsecured Notes Discount, net of accretion	(3,594)	(4,560)
Net discount on debt	(85,678)	(116,482)

Total debt, net of discount	4,577,495	4,663,219
Less: Current installments	(23,383)	(23,491)
	$4,554,112	$4,639,728
(1) On November 7, 2012, we entered into an amendment to our senior credit facility. As a result of the amendment we created new classes of Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans, having the same rights and obligations as the Dollar Term B-1 Loans, Euro Term B-1 Loans and Term B-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment.

Senior Secured Credit Facilities

In November 2011, we entered into a senior secured credit facility (the “Senior Secured Credit Facility”) consisting of (i) a $1.63 billion term B-1 facility (the “Dollar Term B-1 Facility”), (ii) a €250 million term B-1 facility (the “Euro Term B-1 Facility”), (iii) a $325 million term B-2 facility (the “Term B-2 Facility”), and (iv) a $200 million revolving credit facility (the “Revolving Credit Facility”). Up to $75 million of the Revolving Credit Facility is available for letters of credit and up to $25 million of the Revolving Credit Facility is available for swing-line loans. Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At December 31, 2012 and 2011, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $11.5 million and $12.2 million, respectively. In addition, we had $4.6 million and $5.7 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2012 and 2011, respectively. The capacity of the Revolving Credit Facility is reduced for the $11.5 million and $12.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of December 31, 2012 and 2011, respectively. The resulting availability under the Revolving Credit Facility was $188.5 million and $187.8 million at December 31, 2012 and 2011, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

On November 7, 2012, we entered into an amendment to our senior credit facility. As a result of the amendment we created new classes of Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans, having the same rights and obligations as the Dollar Term B-1 Loans, Euro Term B-1 Loans and Term B-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with the amendment, Dollar Term B-1 Loans, Euro Term B-1 Loans and Term B-2 Loans were refinanced with Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans, respectively.

Interest. Amounts outstanding under the Dollar Term C-1 Loans, the Term C-2 Loans and the Revolving Credit Facility (other than swing-line loans and unreimbursed drawings on letters of credit) bear interest, at our option, at a rate equal to either the base rate (defined as the highest of (i) Bank of America’s prime rate, (ii) the federal funds effective rate plus 0.50%, (iii) the eurocurrency rate (defined as the LIBOR rate, adjusted for statutory reserve requirements and subject to a floor of 1.25% in the case of loans under any of the term facilities) applicable for an interest period of one month plus 1.00%, and, (iv) for amounts outstanding under the term facilities only, 2.25%) or the eurocurrency rate, in each case plus an applicable margin. Amounts outstanding under the Euro Term C-1 Loans bear interest at the eurocurrency rate, and swing-line loans and unreimbursed drawings on letters of credit bear interest at the base rate. As of December 31, 2012, the applicable margin (i) under the Dollar Term C-1 Loans is 3.25% in the case of loans based on the base rate and 4.25% in the case of loans based on the eurocurrency rate, (ii) under the Euro Term C-1 Loans is 3.50% in the case of loans based on the base rate and 4.50% in the case of loans based on the eurocurrency rate, and (iii) under the Term C-2 Facility is 2.75% in the case of loans based on the base rate and 3.75% in the case of loans based on the eurocurrency rate. After the first fiscal quarter of 2013, the applicable margin will adjust and thereafter vary based on our total leverage ratio. The applicable margin (i) under the Dollar Term C-1 Loans will be 3.00% to 3.25% in the case of loans based on the base rate and 4.00% to 4.25% in the case of loans based on the eurocurrency rate, (ii) under the Euro Term C-1 Loans will be 3.25% to 3.50% in the case of loans based on the base rate and 4.25% to 4.50% in the case of loans based on the eurocurrency rate, and (iii) under the Term C-2 Facility will be 2.50% to 2.75% in the case of loans based on the base rate and 3.50% to 3.75% in the case of loans based on the eurocurrency rate. As of December 31, 2012, our weighted average nominal interest rate on borrowings under the senior secured credit facility was 5.47%.

We may elect interest periods of one, two, three, or six months for the eurocurrency borrowings. Interest on base rate borrowings is payable quarterly in arrears. Interest on eurocurrency borrowings is payable at the end of each applicable interest period or every three months in the case of interest periods in excess of three months. Interest on all past due amounts will accrue at 2.00% over the applicable rate.

Collateral. The senior secured credit facility is secured by a first priority lien and security interest in (a) substantially all equity interests of each of our 100% owned U.S. and first-tier material foreign subsidiaries (limited in the case of certain subsidiaries to 65% of the voting equity interests of such subsidiary) and (b) subject to certain exceptions, substantially all of our (in this instance referring only to us and our subsidiaries that are or will be co-borrowers or guarantors under the senior secured credit facility) present and future real property (with a value in excess of $20 million individually) and present and future tangible and intangible assets. The liens securing the senior secured credit facility are subject to permitted liens.

Guarantors. Our obligations under the senior secured credit facility are guaranteed by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-borrowers under the senior secured credit facility, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The Revolving Credit Facility and the Term C-2 Facility mature on November 4, 2016, and the Dollar Term C-1 Facility and the Euro Term C-1 Facility mature on May 4, 2018. The principal amount of each of the Dollar Term C-1 Facility, the Euro Term C-1 Facility and the Term C-2 Facility amortizes in quarterly installments equal to 1.0% of the original principal amount of each such facility per annum until the respective final maturity date.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the Revolving Credit Facility without premium or penalty, subject to minimum prepayment amount and increment limitations. We may prepay, in full or in part, borrowings under the Term C-2 Facility subject to a soft call prepayment penalty in an amount equal to 1% of such prepayment if prepaid during the first year following the closing date, subject further to minimum prepayment amount and increment limitations. We may prepay, in full or in part, borrowings under the Dollar Term C-1 Facility and the Euro Term C-1 Facility subject to a make-whole premium if prepaid during the first year following the closing date and a soft call prepayment penalty in an amount equal to 1% of such prepayment if prepaid during the second year following the closing date, subject further to minimum prepayment amount and increment limitations.

Mandatory Prepayments. Subject to certain exceptions, we must make periodic prepayments of the Dollar Term C-1 Facility, the Euro Term C-1 Facility and the Term C-2 Facility equal to: (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness, and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow.

Representations. The senior secured credit facility contains representations generally customary for similar facilities and transactions.

Covenants. The senior secured credit facility contains affirmative and negative covenants customary for similar facilities and transactions, including limitations or restrictions on our ability to:

•	incur additional indebtedness (including guarantee obligations);

•	incur liens;

•	engage in certain fundamental changes, including changes in the nature of our business;

•	sell assets;

•	pay dividends and make other payments in respect of capital stock;

•	make acquisitions, investments, loans and advances;

•	pay and modify the terms of certain indebtedness;

•	engage in certain transactions with affiliates; and

•	enter into negative pledge clauses and clauses restricting subsidiary distributions.

The senior secured credit facility contains financial covenants requiring us to meet certain leverage and interest coverage ratios, subject to certain equity cure rights. Beginning March 31, 2012, it is an event of default if we permit any of the following:

•
as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior secured credit agreement, to be greater than a maximum leverage ratio, initially set at 8.50 to 1.00 and stepped down periodically; and

•
as of the last day of any fiscal quarter, our ratio of EBITDA to interest expense, as defined in the senior secured credit agreement, to be less than a minimum interest coverage ratio, initially set at 1.10 to 1.00 and stepped up periodically.

As of December 31, 2012, we were in compliance with the covenants under the senior credit facility.

Events of Default. The senior secured credit facility contains events of default including, but not limited to, failure to pay principal or interest, breaches of representations and warranties, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, impairments of loan documentation or security, changes of control, and defaults with respect to certain ERISA obligations.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.75 billion aggregate principal amount of second lien notes due 2018.

Interest. Interest on the second lien notes accrues at the rate of 10.5% per annum and is payable semi-annually in cash on each May 1 and November 1 to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% from November 4, 2012 to December 31, 2012. Interest on the second lien notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

Collateral. The second lien notes are secured by a second priority lien and security interest in (a) substantially all equity interests of each of our 100% owned U.S. and first-tier material foreign subsidiaries (limited in the case of certain subsidiaries to 65% of the voting equity interests of such subsidiary) and (b) subject to certain exceptions, substantially all of our (in this instance referring only to us and our subsidiaries that are or will be co-issuers or guarantors of the second lien notes) present and future real property (with a value in excess of $20 million individually) and present and future tangible and intangible assets. The liens securing the second lien notes are subject to permitted liens.

Guarantors. Our obligations under the second lien notes are guaranteed by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the second lien notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The second lien notes will mature on November 1, 2018.

Covenants. The indenture governing the second lien notes contains affirmative and negative covenants customary for similar transactions, including limitations or restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As of December 31, 2012, we were in compliance with all covenants under the second lien notes indenture.

Optional Redemption. At any time prior to November 1, 2014, we may redeem up to 35% of the aggregate principal amount of the second lien notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 110.500% of the aggregate principal amount of the second lien notes being redeemed plus accrued and unpaid interest.

At any time prior to November 1, 2015, we may redeem all or part of the second lien notes at a redemption price equal to 100% of the aggregate principal amount of the second lien notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

At any time on or after November 1, 2015, we may redeem the second lien notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Price
2015	105.250%
2016	102.625%
2017 and thereafter	100.000%

Change of Control. If we experience certain kinds of changes of control, we will be required to offer to purchase the second lien notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Events of Default. The indenture governing the second lien notes contains events of default including, but not limited to, failure to pay principal or interest, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, and impairments of loan documentation or security.

12.5% Senior Unsecured Notes

In November 2011, we issued $750 million aggregate principal amount of senior unsecured notes due 2019.

Interest. Interest on the senior unsecured notes accrues at the rate of 12.5% per annum and is payable semi-annually in cash on each May 1 and November 1 to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% from November 4, 2012 to December 31, 2012. Interest on the senior unsecured notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

Collateral. The senior unsecured notes are senior unsecured obligations.

Guarantors. Our obligations under the senior unsecured notes are guaranteed by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the senior unsecured notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The senior unsecured notes will mature on November 1, 2019.

Covenants. The indenture governing the senior unsecured notes contains affirmative and negative covenants customary for similar transactions, including limitations or restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As of December 31, 2012, we were in compliance with all covenants under the senior unsecured notes indenture.

Optional Redemption. At any time prior to November 1, 2014, we may redeem up to 35% of the aggregate principal amount of the senior unsecured notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 112.500% of the aggregate principal amount of the senior unsecured notes being redeemed plus accrued and unpaid interest.

At any time prior to November 1, 2015, we may redeem all or part of the senior unsecured notes at a redemption price equal to 100% of the aggregate principal amount of the senior unsecured notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

At any time on or after November 1, 2015, we may redeem the senior unsecured notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Price
2015	106.250%
2016	103.125%
2017 and thereafter	100.000%

Change of Control. If we experience certain kinds of changes of control, we will be required to offer to purchase the senior unsecured notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Events of Default. The indenture governing the senior unsecured notes contains events of default including, but not limited to, failure to pay principal or interest, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, and impairments of loan documentation or security.

3.25% Convertible Senior Notes and Related Note Hedge and Warrants

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”).  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”).

As a result of the Merger, the holders of the Convertible Notes had the right to require us to repurchase some or all of their Convertible Notes as provided in the Indenture. The repurchase date for any Convertible Notes tendered to us was November 30, 2011. The repurchase price was the principal amount of the Convertible Notes plus accrued interest. The holders of the Convertible Notes that did not elect to require us to repurchase their Convertible Notes maintained the right to convert their Convertible Notes into cash on or before November 29, 2011. Upon conversion, such note holders received the conversion value of the Convertible Notes in an amount of cash equal to $1,456.30 per $1,000 aggregate principal amount of Convertible Notes. The conversion value was based on a conversion rate of 21.2598, which included a conversion rate increase of 1.7834 corresponding to the make-whole conversion rate adjustment. Accordingly, during the period ended December 31, 2011, we paid $1.0 billion related to the repurchase and conversion of the Convertible Notes.

Concurrently with the issuance of the Convertible Notes, we entered into a convertible note hedge (the “Note Hedge”) and warrant transactions (the “Warrants”) with affiliates of the initial purchasers of the Convertible Notes.  These consist of purchased and written call options on KCI common stock.  The Note Hedge and Warrants were structured to reduce the potential future economic dilution associated with conversion of the Convertible Notes.

In November 2011, we consummated an early unwind of the Note Hedge and the Warrants. The early unwind terminated all rights and obligations of all of the parties under the Note Hedge and Warrants. In connection with the unwind of the Note Hedge, the counterparties owed us an early unwind value of $314.8 million and in connection with the unwind of the Warrants, we owed to the counterparties an early unwind value of $280.2 million. In the aggregate, we received a total net payment from the counterparties in connection with the early unwind of the Note Hedge and the Warrants of $34.6 million.

Interest and Future Maturities

Interest paid, net of cash received from interest rate derivatives, during the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $432.2 million, $25.1 million, $37.6 million and $53.3 million, respectively. In addition to this cash interest paid on recurring obligations, we also paid one-time commitment fees of $32.3 million associated with Merger-related bridge financing.

Future maturities of long-term debt at December 31, 2012 were (dollars in thousands):

Year	Amount
2013	$23,383
2014	$22,682
2015	$22,682
2016	$331,529
2017	$19,456
Thereafter	$4,243,441

NOTE 7.     Derivative Financial Instruments and Fair Value Measurements

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, interest rate cap agreements and foreign currency exchange contracts, but we do not anticipate nonperformance by any of the counterparties. All derivative instruments are recorded on the balance sheet at fair value. We do not use financial instruments for speculative or trading purposes.

Derivatives Not Designated as Hedges

At December 31, 2012 and 2011, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective in 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following chart summarizes these new agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$512,633	2.256%
12/31/13-12/31/16	$512,633	2.249%
12/31/13-12/31/16	$512,633	2.250%

As of December 31, 2012 and 2011, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our senior secured credit facility. The aggregate notional amount decreases quarterly by amounts ranging from $5.4 million to $5.5 million until maturity at December 31, 2013.

If our interest rate protection agreements were not in place, interest expense would have been approximately $27.1 million and $9.9 million lower during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2012 (Successor), respectively.

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements. At December 31, 2012 and 2011, we had foreign currency exchange contracts to sell or purchase $59.1 million and $94.5 million, respectively, of various currencies.

Cash Flow Hedges (Predecessor)

Prior to the Merger, we designated our interest rate swap agreements as cash flow hedge instruments. The swap agreements were used to manage exposure to interest rate movements by effectively changing the variable interest rate to a fixed rate. We estimated the effectiveness of our interest rate swap agreements utilizing the hypothetical derivative method. Under this method, the fair value of the actual interest rate swap agreement was compared to the fair value of a hypothetical swap agreement that had the same critical terms as the portion of the loan being hedged. Changes in the effective portion of the fair value of the remaining interest rate swap agreement were recognized in other comprehensive income, net of tax effects, until the hedged item was recognized into earnings (loss). The differential to be paid or received, as interest rates change, was accrued and recognized as an adjustment to interest expense related to the debt.

At December 31, 2012 and 2011, we had no interest rate swap agreements designated as cash flow hedges in effect. In October 2011, losses totaling $1.9 million were recognized into earnings as a result of the discontinuance of our cash flow hedges. If our interest rate protection agreements were not in place, interest expense would have been approximately $4.2 million and $9.5 million lower during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

Fair Value Measurements

The Codification defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. The Fair Value Measurements and Disclosure topic of the Codification establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our senior secured credit facility and fixed rate long-term debt, including the 10.5% Second Lien Senior Secured Notes due 2018 (“10.5% Second Lien Notes”), the 12.5% Senior Unsecured Notes due 2019 (“12.5% Unsecured Notes”) and the 3.25% Convertible Senior Notes (“the Convertible Notes”) approximates fair value. The fair value of our borrowings under our senior secured credit facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2012. The fair value of our borrowings under our senior credit facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2011. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

All of our derivatives, as of the reporting date, use inputs considered as Level 2. The interest rate swap agreements and interest rate cap agreements are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and related forward interest rate curves. The foreign currency exchange contracts are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing foreign currency exchange rates and related foreign currency exchange rate curves.

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
		Successor	Successor		Successor	Successor
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other non-current liabilities	$34,868	$9,383
Interest rate cap agreements	Prepaid expenses and other	9	—	Accrued expenses and other	—	—
Interest rate cap agreements	Other non-current assets	—	1,592	Other non-current liabilities	—	—
Foreign currency exchange contracts	Prepaid expenses and other	520	1,055	Accrued expenses and other	2,980	581
Total derivatives		$529	$2,647		$37,848	$9,964

The following table summarizes the amount of gain (loss) on derivative not designated as hedging instruments (dollars in thousands). The gains or losses recognized on these derivative instruments are included in the consolidated statements of operations under the caption “interest expense” for interest rate swap and cap agreements and under the caption “foreign currency gain (loss)” for foreign currency exchange contracts (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Interest rate swap agreements	$(25,486)	$(9,383)	$—	$—
Interest rate cap agreements	(1,583)	(558)	—	—
Foreign currency exchange contracts	(4,364)	468	(2,909)	269
	$(31,433)	$(9,473)	$(2,909)	$269

The following table summarizes the amount of gain (loss) on interest rate swap agreements designated as cash flow hedges reported in our consolidated balance sheets under the caption “accumulated other comprehensive income” (“OCI”) or reclassified from accumulated OCI and into the consolidated statements of operations under the caption “interest expense” (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Loss recognized in OCI	$—	$—	$(1,627)	$(1,780)
Loss reclassified from OCI to interest expense	$—	$—	$(2,717)	$(6,185)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our senior secured credit facilities. See Note 6 for further discussion of the restrictive covenants of our senior secured credit facilities.

If we default under our credit facilities, the lenders could require immediate repayment of the entire principal. If those lenders require immediate repayment, we may not be able to repay them which could result in the foreclosure of substantially all of our assets. In these circumstances, the counterparties to the derivative instruments could request immediate payment or full collateralization on derivative instruments in net liability positions. Certain of our derivative counterparties are also parties to our senior secured credit facilities.

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on December 31, 2012, we could be required to settle or post the full amount as collateral to its counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2012 or 2011.

NOTE 8.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next four years. At December 31, 2012 and 2011, the gross amount of equipment under capital leases totaled $2.9 million and $0.4 million and related accumulated depreciation was approximately $0.9 million and $0.2 million, respectively.

We lease computer and telecommunications equipment, service and sales vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 20 years. Total rental expense for operating leases was $43.0 million, $7.3 million, $35.5 million and $41.7 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$638	$23,235
2014	607	17,051
2015	526	12,223
2016	438	8,482
2017	—	6,821
Thereafter	—	28,061
Total minimum lease payments	$2,209	$95,873
Less amount representing interest	(112)
Present value of net minimum capital lease payments	2,097
Less current portion	(638)
Obligations under capital leases, excluding current installments	$1,459

NOTE 9.     Income Taxes (Benefit)

The following table summarizes earnings (loss) before income taxes (benefit) of U.S. and foreign operations (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Domestic	$(492,869)	$(169,372)	$167,624	$243,053
Foreign	259,122	10,569	102,635	112,620
	(233,747)	(158,803)	270,259	355,673
Earnings from discontinued operations before income taxes	149,916	6,223	37,055	55,167
Earnings (loss) from continuing operations before income taxes	$(383,663)	$(165,026)	$233,204	$300,506

The following table summarizes the composition of income taxes (benefit) (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Current:
Federal	$17,693	$(3,060)	$78,686	$126,646
State	3,148	1,212	15,717	26,570
International	13,218	5,114	11,757	7,589
Total current expense	34,059	3,266	106,160	160,805
Deferred:
Federal	(104,476)	(40,227)	(19,952)	(51,316)
State	(19,900)	(4,009)	(2,019)	(8,985)
International	(2,013)	(2,964)	(4,868)	(915)
Total deferred tax expense (benefit)	(126,389)	(47,200)	(26,839)	(61,216)
	(92,330)	(43,934)	79,321	99,589
Income tax related to discontinued operations	57,718	2,396	4,954	9,921
Income taxes (benefit) related to continuing operations	$(150,048)	$(46,330)	$74,367	$89,668

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year Ended December 31,	Period from November 4 through December 31, 2011 (1)	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Computed "expected" tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8	1.0	3.6	3.4
Non-deductible items	(0.5)	(9.1)	3.2	1.2
Effect of international operations	0.1	0.3	(10.4)	(10.3)
Section 199 production deduction	0.5	—	(1.6)	(1.0)
Research and development credit	—	0.1	(0.6)	(0.3)
Other, net	0.6	0.4	0.1	—
	39.5	27.7	29.3	28.0
Change in rate related to discontinued operations	(0.4)	0.4	2.6	1.8
Effective tax rate related to continuing operations	39.1%	28.1%	31.9%	29.8%

(1)
The year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011 includes a loss before income tax benefit. The consolidated effective income tax rates represent adjustments to the computed “expected” income tax benefit rate for the period. Therefore, negative percentages represent reductions to the income tax benefit rate.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Deferred Tax Assets:
Foreign tax credit	$138,897	$129,320
Net operating loss	18,419	109,854
Accounts receivable	10,730	10,252
Foreign net operating loss carry forwards	5,140	5,745
Accrued liabilities	10,335	11,285
Deferred foreign tax asset	22,289	25,607
Accrued interest	19,858	9,194
Loan fees	11,251	—
Unrealized foreign exchange currency	(5,361)	(8,983)
Inventory	3,737	(4,301)
Other	(1,055)	2,457
Total gross deferred tax assets	234,240	290,430
Less: valuation allowances	(19,272)	(18,247)
Net deferred tax assets	214,968	272,183
Deferred Tax Liabilities:
Intangible assets, amortizable	(466,106)	(537,809)
Intangible assets, indefinite-lived	(525,808)	(527,244)
U.S. tax on foreign earnings	(244,865)	(290,601)
Deferred state tax liability	(11,113)	(13,519)
Depreciation	(74,081)	(114,762)
Total gross deferred tax liabilities	(1,321,973)	(1,483,935)
Net deferred tax liability	(1,107,005)	(1,211,752)
Less: current deferred tax asset	—	(23,270)
Less: non-current deferred tax asset	(20,003)	(18,322)
Less: current deferred tax liability	57,528	—
Non-current deferred tax liability	$(1,069,480)	$(1,253,344)

The change in the balance sheet deferred tax accounts reflect deferred income tax expense, the deferred tax impact of other comprehensive income items and purchase accounting adjustments related to the Merger.

At December 31, 2012, $211.1 million of state net operating losses and $25.6 million of foreign net operating losses were available for carry forward. In addition, foreign tax credits of $138.9 million relating to the anticipated tax credits that will be available when foreign earnings will be repatriated were recorded. The losses generally expire within a period of three to 20 years, with some foreign losses available indefinitely. The foreign tax credit expiration period is 10 years which will begin when the credits become realized. We have valuation allowances of $15.1 million associated with state net operating losses, $4.2 million associated with foreign loss carry forwards. The net valuation allowance increased by $1.1 million in 2012 due primarily to state operating losses. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of foreign earnings. Accordingly, we believe that no additional valuation allowances are necessary.

We provide tax reserves for federal, state, local and international uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of open tax examinations is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

At December 31, 2012 and 2011, we had $44.5 million and $38.3 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $27.8 million and $23.3 million, respectively, would favorably impact our effective tax rate, if recognized. The reconciliation of the allowance for uncertain tax positions is as follows (in thousands):

	December 31, 2012	December 31, 2011
	Successor	Successor
Balance at beginning of year	$29,327	$28,105
Net additions for tax positions of prior years	807	773
Net reductions for tax positions of prior years	—	(43)
Net additions on positions related to the current year	6,949	2,061
Settlements	—	(175)
Reductions resulting from a lapse of the applicable statute of limitation	(3,449)	(1,394)
Balance at end of year	33,634	29,327
Accrued interest and penalties	10,831	8,968
Gross unrecognized income tax benefit	$44,465	$38,295

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $1.9 million in 2012 comprised of an increase of $2.0 million associated with ongoing accruals and a decrease of $0.1 million associated with releases. In 2011, we recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $1.5 million comprised of an increase of $1.6 million associated with ongoing accruals and a decrease of $0.1 million associated with releases. Additionally, $10.8 million and $9.0 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by federal, state and foreign tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through tax year 2008. In addition, we have ongoing audits in various state and local jurisdictions, as well as audits in various foreign jurisdictions. In general, the tax years 2007 through 2012 remain open in the major taxing jurisdictions, with some state and foreign jurisdictions remaining open longer, as the result of net operating losses and longer statutes as the result of net operating losses and longer statute of limitation periods.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $4.5 million to $5.3 million. This decrease would result from the expiration of the statute of limitations and the completion of tax examinations in multiple jurisdictions.

As a result of the Merger, we determined that our foreign earnings would no longer be permanently reinvested. We have provided deferred taxes on the cumulative undistributed earnings as of the date of the Merger as an adjustment to goodwill, net of the anticipated foreign tax credit. Tax on foreign earnings subsequent to the Merger was provided for as part of income tax expense.

Income taxes paid were $28.1 million, $3.7 million, $80.3 million and $184.3 million for the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively.

NOTE 10.      Equity

Under the terms of Centaur’s Amended and Restated Limited Partnership Agreement dated November 4, 2011, the limited partners contributed 100% of the capital to the partnership. The general partner is not required to make capital contributions to the partnership. Net income (loss) and distributions are allocated to the general and limited partners in proportion to their respective capital contributions.

NOTE 11.     Incentive Compensation Plans

Equity-based compensation expense was recognized in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Rental expenses	$2	$—	$4,331	$5,149
Cost of sales	88	11	719	1,008
Selling, general and administrative expenses	1,979	295	76,304	26,624
Pre-tax equity-based compensation expense	2,069	306	81,354	32,781
Less: Income tax benefit	—	—	(28,953)	(11,130)
Total equity-based compensation expense, net of tax	$2,069	$306	$52,401	$21,651

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all domestic employees and we match employee contributions up to a specified limit. During the year ended December 31, 2012 (Successor), the period from November 4, 2011 through December 31, 2011 (Successor), the period from January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), respectively, matching contributions charged to expense were approximately $14.7 million, $0.9 million, $9.3 million and $9.3 million, respectively.

Equity Based Plans (Successor)

Profits Interest (Successor)

On November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. (“Holdings GP”), in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc. (the “Limited Partnership”), approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (the “Executive Plan”). The maximum aggregate number of interest units (“Profits Interest Units”) available for awards under the Executive Plan is 23,641,333, subject to adjustment as provided for in the plan. The vesting terms and expiration of each award shall be fixed by the general partner. The distribution threshold for awards granted under this plan is established by the general partner.

For incentive equity awards granted during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), a portion of the awards granted vests incrementally over a period of four years. The remaining portion of awards granted during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) vest at graduated levels upon the attainment of certain performance conditions established by the general partner. The performance conditions are based on achieving certain levels of multiple of invested capital and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. Subject to certain limitations, the distribution threshold (i.e., the amount of distributions that need to be made by the Limited Partnership with respect to each limited partnership unit individually prior to such Profits Interest Unit participating in the distributions of the Limited Partnership) for awards granted during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) is $5.00, and distributions to be made in respect of any unvested awards shall be deferred and retained by the Limited Partnership until the date, if any, on which such awards become vested, at which point the distributions will be made.

The weighted-average estimated fair value of service-based and performance-based Profits Interest Units granted during the year ended December 31, 2012 (Successor) and for the period of November 4, 2011 through December 31, 2011 (Successor) was $1.33 and $1.15 per unit, respectively, using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Profits Interest Units. The estimated fair values for these periods included the following weighted average assumptions for both the time-based and performance-based Profits Interest Units (annualized percentages):

	Year Ended December 31,	Period from November 4 through December 31, 2011
	2012
	Successor	Successor
Expected stock volatility	56.0%	56.0%
Expected dividend yield	—	—
Risk-free interest rate	0.9%	0.9%
Expected life (years)	5	5

Post-Merger assumptions were determined as follows. The expected stock volatility is based on the Company’s historical volatility over the previous five year period, which is the expected holding period. This historical volatility was increased to incorporate the implied volatility associated with the Company’s increase in leverage from historical levels. The expected dividend yield is zero. The risk-free interest rate for the period was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the estimated holding period until a major liquidity event.

A summary of our Profits Interest Unit (“PIU”) activity, and related information is set forth in the table below (in thousands, except weighted average grant date fair value):

	Service-based	Performance-based	Total	Weighted Average Grant Date Fair Value
PIU outstanding – November 4, 2011	—	—	—	$—
Granted	6,446	6,445	12,891	$1.24
Exercised	—	—	—	$—
Forfeited/Expired	—	—	—	$—
PIU outstanding – December 31, 2011	6,446	6,445	12,891	$1.24
Granted	3,032	3,032	6,064	$1.24
Exercised	—	—	—	$—
Forfeited/Expired	(2,067)	(2,066)	(4,133)	$1.24
PIU outstanding – December 31, 2012	7,411	7,411	14,822	$1.24
PIU exercisable as of December 31, 2012	1,855	—	—	$—

As of December 31, 2012, there was $6.5 million  and $7.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested service-based and performance-based Profits Interest Units, respectively, granted under our plan subsequent to the Merger.  The unrecognized compensation cost for the service-based awards is expected to be recognized over a weighted average period of 3.1 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied. There is no contractual term for the PIU agreements, however, with certain consent of the Limited Partnership and plan participants, the general partner may amend, alter, suspend, discontinue, or terminate the Executive Plan or any portion thereof at any time.

Appreciation Rights (Successor)

On December 14, 2011, the Board of Directors of Holdings GP, in its capacity as general partner of the Limited Partnership, approved the Chiron Guernsey Holdings L.P. Inc. Appreciation Rights Plan (as amended from time to time, the “Appreciation Rights Plan”). The maximum aggregate number of Class A-2 interests (“Appreciation Rights”) in respect of which awards can be issued under the Appreciation Rights Plan is 4,172,000, subject to adjustment as provided for in the plan. The base price of units granted under this plan is established by the administrator (the compensation committee of the board of the general partner, or any committee or subcommittee thereof to which the compensation committee of the board delegates authority to administer the Appreciation Rights Plan) as of the date of grant, which may not be less than the fair market value of a Class A-2 interest as of the date of grant. The vesting terms and expiration of each award shall be fixed by the administrator.

For incentive equity awards granted in 2012 and 2011, a portion of the awards granted vest in full upon the earlier of a change in control of the Limited Partnership or the fourth anniversary of the date of grant. The remaining portion of awards granted in 2012 and 2011 vest at graduated rates upon the attainment of certain performance metrics established by the administrator and subject to the satisfaction of certain market conditions based upon the occurrence of a major liquidity event in the future. Upon exercise or redemption of vested awards, employees generally receive a cash payment equal to the product of the excess, if any, of the fair market value of a Class A-2 interest at the time of exercise or redemption over the base price times the number of Class A-2 interests under the award.

The weighted-average estimated fair value of both time-based and performance-based Appreciation Rights granted during the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) was $0.81 per unit using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Appreciation Rights. The estimated fair values for the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) included the following weighted average assumptions for both the time-based and performance-based Appreciation Rights (annualized percentages):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011

	Successor	Successor
Expected stock volatility	56.0%	56.0%
Expected dividend yield	—	—
Risk-free interest rate	0.9%	0.9%
Expected life (years)	5	5
Post-Merger assumptions were determined as follows. The expected stock volatility is based on the Company’s historical volatility over the previous five year period, which is the expected holding period. This historical volatility was increased to incorporate the implied volatility associated with the Company’s increase in leverage from historical levels. The expected dividend yield is zero. The risk-free interest rate for the period was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the estimated holding period until a major liquidity event.

A summary of our Appreciation Rights activity, and related information, for the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) is set forth in the table below (in thousands, except exercise price and contractual term):

	Service-based	Performance-based	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Interests outstanding – November 4, 2011	—	—	—	$—
Granted	441	441	882	$5.00
Exercised	—	—	—	$—
Forfeited/Expired	—	—	—	$—
Interests outstanding – December 31, 2011	441	441	882	$5.00
Granted	111	111	222	$5.00
Exercised	—	—	—	$—
Forfeited/Expired	(195)	(195)	(390)	$5.00
Interests outstanding – December 31, 2012	357	357	714	$5.00	9.10	$—
Interests exercisable as of December 31, 2012	—	—	—	$—	N/A	$—
As of December 31, 2012, there was $0.2 million and $0.3 million of total unrecognized compensation costs, net of estimated forfeitures, related to each of the non-vested service-based and performance-based Appreciation Rights granted, respectively, under our plan subsequent to the Merger.  The unrecognized compensation cost for the service-based awards is expected to be recognized over a weighted average period of 3.1 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied.

Stock Option Plans (Predecessor)

In connection with the Merger, vesting of stock options, restricted stock awards and restricted stock units was accelerated upon closing of the Merger and the 2004 Employee Stock Purchase Plan (the “ESPP”) was terminated.

In December 1997, the Board of Directors approved the 1997 Management Equity Plan (the “Management Equity Plan”). In January of 2004, the Board of Directors determined that no new equity grants would be made under the Management Equity Plan. The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Management Equity Plan, as amended, was approximately 13.9 million shares, subject to adjustment as provided for in the plan. Outstanding grants under the Management Equity Plan were administered by the Compensation Committee of the Board of Directors. The exercise price and term of options granted under the Management Equity Plan were determined by the Compensation Committee or the entire Board of Directors. However, in no event had the term of any option granted under the Management Equity Plan exceeded ten years.

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007. In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the Directors Stock Plan. The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Directors Stock Plan was 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan was determined as the fair market value of the shares of our common stock, which was equal to the closing price of our common stock on the date that such option was granted. The options granted vest and became exercisable incrementally over a period of three years. The right to exercise an option terminated seven years after the grant date, unless sooner as provided for in the Directors Stock Plan. Outstanding grants under the Directors Stock Plan were administered by the Compensation Committee of the Board of Directors. During the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), no options to purchase shares of common stock or restricted stock were granted under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “2004 Equity Plan”) and the ESPP. In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the 2004 Equity Plan. The 2004 Equity Plan was effective on February 27, 2004 and reserved for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units. Of the 7,000,000 shares, 20% could be issued in the form of restricted stock, restricted stock units or a combination of the two. The exercise price of options granted under the 2004 Equity Plan was equal to KCI’s closing stock price on the date that such option was granted. The options granted vested and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement. The right to exercise an option terminated ten years after the grant date, unless sooner as provided for in the plan. Restricted stock and restricted stock units granted under the 2004 Equity Plan generally vested over a period of three to six years unless otherwise provided in the award agreement. The fair value of the restricted stock and restricted stock units was determined on the grant date based on KCI’s closing stock price. The likelihood of meeting the performance criteria was considered when determining the vesting period on a periodic basis. Restricted stock and restricted stock units granted were classified primarily as equity awards. During the period of January 1, 2011 through November 3, 2011 (Predecessor) and the years ended December 31, 2010 (Predecessor), no options to purchase shares of common stock or restricted stock were granted under this plan.

The ESPP became effective in the second quarter of 2004. The maximum number of shares of common stock reserved for issuance under the ESPP was 2,500,000 shares. Under the ESPP, each eligible employee was permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year. The ESPP provided for six-month offering periods. Each six-month offering period was composed of an identical six-month purchase period. Participating employees were able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price was lower. During the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), there were approximately 203,000 and 218,000 shares of common stock purchased, respectively, under the ESPP.

On May 20, 2008, the shareholders of the company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provided for the reservation of 6,125,000 shares of KCI’s common stock, plus any and all shares of common stock that would have been returned to the Directors Stock Plan and the 2004 Equity Plan by reason of expiration of its term or cancellation upon termination of employment or service. The 2008 Plan was administered by the Compensation Committee of the KCI Board of Directors, and provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing. The exercise price per share of stock purchasable under the 2008 Plan was determined by the administrator in its sole discretion at the time of grant but was not less than 100% of the fair market value of the stock on such date. The term of each stock option was fixed by the administrator, but no stock option was exercisable more than ten years after the date such stock option was granted. During the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), we granted approximately 757,000 and 1,236,000 options, respectively, to purchase shares of common stock under the 2008 Plan. Additionally, during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), we issued approximately 712,000 and 464,000 shares of restricted stock and restricted stock units under the 2008 Plan at a weighted average estimated fair value of $48.72 and $40.89, respectively.

The weighted-average estimated fair value of stock options granted during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $21.98 and $19.02, respectively, using the Black-Scholes-Merton option pricing model. The estimated fair values included the following weighted average assumptions (annualized percentages):

	Period from January 1 through November 3, 2011	Year Ended December 31,
		2010
	Predecessor	Predecessor
Expected stock volatility	44.6%	44.4%
Expected dividend yield	—	—
Risk-free interest rate	2.5%	2.6%
Expected life (years)	6.2	6.2

Pre-Merger assumptions were determined as follows. The expected stock volatility was based on historical volatilities of KCI and other similar entities. The expected dividend yield was 0% as we had historically not paid cash dividends on our common stock. The risk-free interest rates for periods within the contractual life of the option were based on the U.S. Treasury yield curve in effect at the time of grant. We chose to estimate expected life using the simplified method.

A summary of our stock option activity, and related information, for the period of January 1, 2011 through November 3, 2011 (Predecessor) and for the period of November 4, 2011 through December 31, 2011 (Successor) is set forth in the table below (in thousands, except exercise price and contractual term):

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options outstanding – January 1, 2011	5,470	$39.20
Granted	757	$46.97
Exercised	(1,067)	$40.94
Forfeited/Expired	(290)	$40.35
Options outstanding – November 3, 2011	4,870	$39.96	6.75	$138,793
Cancelled	(3)	$71.32
Exercised upon closing of the Merger, November 4, 2011	(4,867)	$39.94
Options outstanding – December 31, 2011	—
Exercisable as of December 31, 2011	—

The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $15.8 million and $6.4 million, respectively. Cash received from stock options exercised during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $43.0 million and $12.2 million, respectively, and the actual tax benefit from stock option exercises totaled $51.8 million and $2.2 million, respectively. As of December 31, 2012, there is no remaining unrecognized compensation costs related to non-vested stock options granted under our pre-Merger plans.

During the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor), we issued approximately 712,000 and 464,000 shares of restricted stock and restricted stock units under our previous equity plans, respectively. The following table summarizes restricted stock activity for the period of January 1, 2011 through November 3, 2011 (Predecessor) and for the period of November 4, 2011 through December 31, 2011 (Successor) (in thousands, except weighted average grant date fair value):

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested shares – January 1, 2011	1,101	$37.41
Granted	712	$48.72
Vested and distributed	(272)	$45.47
Forfeited	(138)	$42.64
Unvested shares – November 3, 2011	1,403	$41.05
Cancelled	(388)	$46.92
Vested and distributed upon closing of the Merger, November 4, 2011	(1,015)	$38.81
Unvested shares - December 31, 2011	—

The weighted average grant date fair value of restricted stock granted during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was $48.72 and $40.89, respectively. The total fair value of restricted stock which vested during the period of January 1, 2011 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) was approximately $12.4 million and $7.1 million, respectively. As of December 31, 2011, there is no remaining unrecognized compensation costs related to non-vested restricted stock granted under our pre-Merger plans.

NOTE 12.     Other Comprehensive Income (loss)

The components of accumulated other comprehensive income are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Derivative Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Predecessor Balances at January 1, 2010	$21,434	$(5,495)	$15,939
Foreign currency translation adjustment, net of taxes of $(118)	(2,923)	—	(2,923)
Net derivative loss, net of taxes of $(958)	—	(1,780)	(1,780)
Reclassification adjustment for derivative losses included in income, net of taxes of $3,330	—	6,185	6,185
Predecessor Balances at December 31, 2010	$18,511	$(1,090)	$17,421
Foreign currency translation adjustment, net of taxes of $(68)	1,836	—	1,836
Net derivative loss, net of taxes of $(876)	—	(1,627)	(1,627)
Reclassification adjustment for derivative losses included in income, net of taxes of $1,463	—	2,717	2,717
Predecessor Balances at November 3, 2011	$20,347	$—	$20,347
Elimination of pre-merger balance through purchase accounting	(20,347)	—	(20,347)
Foreign currency translation adjustment, net of taxes of $278	(5,841)	—	(5,841)
Successor Balances at December 31, 2011	$(5,841)	$—	$(5,841)
Foreign currency translation adjustment, net of taxes of $369	5,324	—	5,324
Successor Balances at December 31, 2012	$(517)	$—	$(517)

NOTE 13.     Commitments and Contingencies

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, we are a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts, foreign patent offices and the U.S. Patent and Trademark Office (“USPTO”). Additionally, from time to time, we are a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents. It is not possible to reliably predict the outcome of the proceedings described below. However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

Smith & Nephew Litigation

In 1993, KCI exclusively licensed several patent applications from Wake Forest University relating to negative pressure wound therapy (“NPWT”) that ultimately issued in several countries. In the following years, KCI developed and began marketing V.A.C.® Therapy, the first commercially available NPWT system. In 2003, BlueSky Medical launched the first competitive NPWT system. Unlike KCI, BlueSky commercialized a gauze-based system that utilized pumps manufactured by Medela AG (“Medela”). Shortly thereafter, KCI and Wake Forest sued BlueSky and Medela for infringement of the patents KCI licensed from Wake Forest. Following a jury trial in the Federal District Court for the Western District of Texas (“Western District”) in 2006, a judgment was entered holding that BlueSky's gauze-based NPWT system did not infringe these patents. That judgment was appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which affirmed the judgment of the trial court. In April 2007, Smith & Nephew PLLC acquired BlueSky and began commercializing NPWT products. Shortly thereafter, in May 2007, KCI and Wake Forest filed a patent infringement lawsuit against Smith & Nephew asserting patent infringement. In January 2009, Smith & Nephew launched a foam-based NPWT system at which point KCI and Wake Forest amended their claims against Smith & Nephew to assert additional patent claims. This case was tried by a jury in February 2010. Following the trial, the jury found that the patent claims asserted were not invalid and also found that Smith & Nephew was infringing the asserted patent claims. However, in October 2010, the Western District granted a motion for judgment as a matter of law filed by Smith & Nephew and entered an order invalidating the Wake Forest patent claims asserted in the case. This decision followed the revocations of the UK and German equivalents of the Wake Forest patents and was later followed by the revocation of the Australian equivalent.

The litigation resulting in these revocations is detailed below. Wake Forest appealed this decision to the Federal Circuit.

On August 13, 2012, the Court of Appeals for the Federal Circuit reversed the judgment of the District Court in the Smith & Nephew litigation, and remanded the case for resolution of several outstanding motions. The Court of Appeals ruled that the trial court was bound by the jury's advisory verdict on the legal question of obviousness because there was sufficient evidence to support the factual questions that were posed to them. It did not construe any prior art or rule that the patent claims are valid as a matter of law; rather, it held that Smith & Nephew failed to carry its burden of persuasion. Smith & Nephew subsequently filed a motion for rehearing en banc at the Federal Circuit Court of Appeals, arguing that the trial court cannot be bound by the advisory verdict of the jury on obviousness, since obviousness is a question of law. At least four amicus briefs were filed, including one from the Federal Circuit Bar Association, in support of Smith & Nephew's position.

Wake Forest Litigation

Since at least 2009, a host of companies began offering NPWT systems, both gauze-based and foam-based, across the globe. None of these companies licensed the Wake Forest patents. To the contrary, several succeeded in having the patents declared invalid. These proceedings are also detailed herein.

In light of the multiple rulings declaring the patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew from the Smith & Nephew litigation and on February 28, 2011, filed suit in the Western District seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest because the relevant patent claims are invalid or not infringed. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, royalty payments to Wake Forest under the license agreement were approximately $86 million. No royalty payments were made to Wake Forest during the years ended December 31, 2012 and 2011.

On March 18, 2011, Wake Forest provided KCI with written notice of termination of the license agreement and filed suit in Forsyth County Superior Court, North Carolina, alleging breach of contract by KCI. In its termination notice, Wake Forest demanded that KCI cease manufacturing and selling licensed products. KCI subsequently removed that action from state court to the Federal District Court for the Middle District of North Carolina, after which Wake Forest amended its complaint to add allegations of patent infringement. KCI moved to have the North Carolina case transferred to the Western District of Texas, and on August 26, 2011, the case was transferred to the Western District, where it was consolidated with KCI's existing suit. The Western District case was stayed pending a decision by the Court of Appeals for the Federal Circuit in the Smith & Nephew litigation described above.

On November 1, 2012, Smith & Nephew announced it had reached a global settlement with Wake Forest to resolve all patent disputes between them related to NPWT. Following the settlement, the Federal Circuit appeal was dismissed, and the stay in the case between KCI and Wake Forest was lifted. The case has been set for trial in April 2014. In January and February of 2013, Wake Forest and KCI filed their respective answers and counterclaims against each other. KCI is alleging breach of contract against Wake Forest for their refusal to negotiate in good faith to reduce the royalty rate under the license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because the August 13, 2012 decision in the Smith & Nephew litigation does not construe any prior art or rule that the patent claims are valid as a matter of law, it does not alter our assessment that the Wake Forest patents are invalid. We intend to vigorously defend against any such claims and KCI will continue to manufacture and sell V.A.C.® Therapy products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest, because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on US non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

Because KCI believes the Wake Forest patents are invalid, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers. Instead, KCI is in the process of withdrawing from each of the cases described below that involve the Wake Forest patents.

Other US Intellectual Property Litigation

In May 2007, contemporaneous with the filing of the lawsuit against Smith & Nephew which is detailed above, KCI and Wake Forest filed a case against Medela, for the manufacture, use and sale of NPWT products alleging infringement of the Wake Forest patents. Medela responded by alleging, among other things, that the Wake Forest patents are invalid. Following the October 2010 judgment invalidating the claims in the Wake Forest patents, the case against Medela was stayed and remains stayed to this date. Because KCI believes the Wake Forest patents are invalid, KCI filed an unopposed motion to withdraw from the case, which was granted by the court in February 2013.

In January 2008, KCI and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device introduced by ITI in 2007 infringed three Wake Forest patents. ITI responded by alleging, among other things, that the Wake Forest patents are invalid. This case is currently stayed. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device manufactured by Boehringer and commercialized by Convatec infringed Wake Forest patents. In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents. This case was stayed by the Federal District Court. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest's German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”). In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the '720 Patent. In March 2009, the German Federal Patent Court ruled that the claims of the '720 Patent were invalid and revoked the German patent corresponding to the '720 Patent. A hearing on Wake Forest's appeal, previously set for April 26, 2012 was postponed and reset for February 13, 2013. The nullity complaints were withdrawn the morning of the scheduled hearing, and the hearing did not take place. The patent's statutory term expired in November 2012.

In March 2009, KCI and its affiliates and Wake Forest filed a patent infringement lawsuit asserting the Australian counterpart to the Wake Forest Patents against Smith & Nephew in the Federal Court of Australia, requesting preliminary injunctive relief to prohibit the commercialization of a Smith & Nephew negative pressure wound therapy dressing kit. A full trial on validity and infringement of the Wake Forest patent involved in the case was held in 2010. In September 2011, the Federal Court ruled the asserted claims to be invalid and not infringed by Smith & Nephew's product. Wake Forest appealed the decision and oral arguments were heard before the appellate court in May 2012. Following the settlement between Wake Forest and Smith & Nephew described above, the Federal Court dismissed the appeal on November 30, 2012 without addressing Wake Forest's appeal, and remitted the case to the lower court for costs and damages relating to the initial action filed in 2009. The dismissal renders the ruling of non-infringement and invalidity of the asserted claims final. The patent's statutory term expired in November 2012.

LifeCell Litigation

LifeCell Corporation is a party to approximately 300 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The cases are in the early stages of litigation, and none have been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits and believe that after the application of our self-insured retention, which is $1,000,000 per occurrence for products liability claims, such policies will cover litigation expenses, settlement costs and damage awards, if any, arising from these suits. Recently, we resolved a dispute with our primary products liability carrier and these consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible for the company to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In February 2009, we received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request.  On May 9, 2011, KCI received notice that the U.S. Attorneys' office had declined to intervene in qui tam actions filed against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. and United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages.  These cases were originally filed under seal pending the government's review of the allegations contained therein.  Following the completion of the government's review and their decision to decline to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011.  After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  On January 30, 2012, the Court granted two of KCI's motions dismissing all of the claims in the Hartpence suit and dismissing all of the claims in the Godecke suit with the exception of a retaliation claim, which has been stayed pending the appeal of the dismissed claims.  On February 27, 2012 and June 15, 2012, respectively, Hartpence and Godecke each filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit seeking to reverse the dismissal of their claims by the trial court.  On December 11, 2012, KCI moved the Ninth Circuit to disqualify counsel in the Hartpence and Godecke matters from representing relators on appeal due to their possession and use of KCI's privileged documents.  The Ninth Circuit granted the parties agreed motion to stay the briefing of the merits of the appeals pending resolution of the disqualification motion and on February 25, 2013 remanded that motion to the U.S. District Court for disposition. KCI intends to vigorously defend the appeals once the stay is lifted.

We are party to several additional lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

Other Commitments and Contingencies

As a healthcare supplier, we are subject to extensive government regulation, including laws and regulations directed at ascertaining the appropriateness of reimbursement, preventing fraud and abuse and otherwise regulating reimbursement under various government programs. The marketing, billing, documenting and other practices are all subject to government oversight and review. To ensure compliance with Medicare and other regulations, regional carriers often conduct audits and request patient records and other documents to support claims submitted by us for payment of services rendered to customers.

We also are subject to routine pre-payment and post-payment audits of medical claims submitted to Medicare. These audits typically involve a review, by Medicare or its designated contractors and representatives, of documentation supporting the medical necessity of the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to, and do not as a matter of practice require, or subsequently obtain, the underlying medical records supporting the information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various medical facilities and physicians. Obtaining these medical records in connection with a claims audit may be difficult or impossible and, in any event, all of these records are subject to further examination and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients' medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims subject to a pre-payment or post-payment audit, we could be subject to denial, recoupment or refund demands for claims submitted for Medicare reimbursement. In the event that an audit results in discrepancies in the records provided, Medicare may be entitled to extrapolate the results of the audit to make recoupment demands based on a wider population of claims than those examined in the audit.

In November 2010, KCI USA, Inc.'s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC's audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to Redetermination and Reconsideration and reduced the overpayment to $4.2 million.  The remaining claims were present at the Administrative Law Judge (“ALJ”) level on October 26, 2012 and are pending a decision by the ALJ. Interest will accrue on the overpayment unless it is overturned on appeal. In addition to challenging the underlying clinical basis for the claims denials, KCI also challenged the validity of the sampling used to extrapolate the overpayment.  If the extrapolation is found to have been invalid, the extrapolation may be rejected even if the actual claims denials on which the extrapolation was based are not overturned. We cannot predict the outcome of theses appeals. However, we do not expect that the final determination with respect to the audit will have a material impact on our results of operations or financial position.

In May 2011, LifeCell Corporation received a warning letter from the FDA following an inspection by the FDA at LifeCell in November 2010.  The warning letter primarily related to LifeCell's failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain non-compliance with FDA regulations covering the promotion of LifeCell's Strattice Tissue Matrix.  LifeCell submitted a written response to the FDA on May 31, 2011.  On December 20, 2011, the FDA provided a letter indicating that it had evaluated the information provided by LifeCell and the proposed correction action plan, and found the response to be adequate.  The corrective actions may be verified during a future inspection.

As required upon the closing of our second lien notes and senior unsecured notes, we have entered into registration rights agreements with respect to these notes. Pursuant to the terms of the registration rights agreements, we filed a registration statement (the “exchange offer registration statement”) with respect to a registered exchange offer to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest). On February 13, 2013, our shelf registration statement was declared effective by the SEC, and we commenced our exchange offer.

We intend to conduct each exchange offer in accordance with the provisions of the registration rights agreements for the notes and the applicable requirements of the Securities Act and the related rules and regulations of the SEC.

Because our exchange offer registration statement was not declared effective by the Securities and Exchange Commission (“SEC”) under the Securities Act and the exchange offer was not consummated within 365 days following the issuance of the notes (“Exchange Date”), and because we did not file a shelf registration statement covering resales of the notes within 30 days after the Exchange Date (each a “notes registration default”), then additional interest will accrue on the aggregate principal amount of the notes from and including the date on which any such notes registration default has occurred to but excluding the date on which the notes registration defaults have been cured. Additional interest will accrue at a rate of 0.25% for the first 90 day period after such date. On February 13, 2013, our exchange offer registration statement was declared effective by the SEC, and we commenced our exchange offer.

As of December 31, 2012, our commitments for the purchase of new product inventory were $28.6 million, including approximately $14.1 million for inventory related to our LifeCell business, including $8.0 million for inventory commitments under our Novadaq sales and marketing agreement. Of the total inventory commitments at December 31, 2012, we expect $23.6 million to occur in 2013 and $5.0 million in 2014. In addition, as of December 31, 2012, our commitments for the purchase of services were $4.7 million, which we expect to occur in 2013.

NOTE 14.     Related Party Transactions

Services Agreements and Merger Related Fees
On November 4, 2011, in connection with the Merger, entities affiliated with the Sponsors (the “Managers”) entered into services agreements and material event services agreements with KCI and LifeCell or, in certain cases, their affiliates (the “Services Agreements”), pursuant to which the Managers will provide strategic and consulting services, including financing and strategic business planning and analysis services, to KCI, LifeCell and/or their subsidiaries, parent entities and controlled affiliates. Pursuant to the Services Agreements, the Managers are entitled to receive an annual consulting fee, as well as certain fees for specified material events, including sales of KCI or LifeCell and refinancings. The Managers will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with the provision of services pursuant to the Services Agreements. The Services Agreements will continue indefinitely unless terminated by the consent of all the parties thereto. However, the Services Agreements will terminate automatically upon an initial public offering of KCI, LifeCell or one of their subsidiaries, parent entities or controlled affiliates, unless KCI or LifeCell or, in certain cases, an affiliate of KCI or LifeCell, as applicable, elects by prior written notice to continue the Services Agreements. The Services Agreements may also terminate upon certain change of control events involving KCI or LifeCell. On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates. During the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), we paid management fees of $5.1 million and $0.8 million, respectively, to the Managers. We expect to pay approximately $5.1 million in management fees to the Managers during each of the years ended December 2013 through the term of the agreements.

On November 4, 2011, in connection with the Merger, we paid $51.2 million in entry fees to the Managers.

Management Investment

Subsequent to the Merger, certain members of management of the Company, including Messrs. Arnold, Ball, Bibb, Cunniff, Kashyap, Landon, Lillback, Mathews, Silverman, and Woody, and Mlles. Colleran and Johnson have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings. In connection with his resignation from the Company in July 2012, Mr. Landon entered into a repurchase agreement with Guernsey Holdings and GP, pursuant to which Guernsey Holdings repurchased all of Mr. Landon's Class A-2 units from Mr. Landon at par.

Indemnification Agreement

On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates.

NOTE 15.     Segment and Geographic Information

The Company is engaged in the rental and sale of advanced wound care systems and regenerative medicine products. On November 8, 2012, Getinge purchased certain assets and assumed certain liabilities, including KCI's TSS product portfolio. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

The Company has operations in more than 25 countries. We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. Our two global operating segments also represent our reporting units as defined by the Codification. In most countries where we operate, our product lines are marketed and serviced by the same infrastructure and, as such, we have allocated these costs to the various businesses based on allocation methods including rental and sales events, headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Revenue:
KCI	$1,312,258	$231,149	$1,181,961	$1,402,035
LifeCell	434,195	73,615	321,451	341,405
Total revenue	$1,746,453	$304,764	$1,503,412	$1,743,440

Operating earnings (loss):
KCI	$420,413	$67,506	$412,092	$417,646
LifeCell	104,151	13,029	89,178	93,948
Non-allocated costs:
General headquarter expense	(143,466)	(3,948)	(46,837)	(50,179)
Equity-based compensation (1)	(2,069)	(306)	(81,354)	(32,781)
Merger-related expenses (2)	—	(132,254)	(46,619)	—
Acquired intangible asset amortization (3)	(220,984)	(16,459)	(29,519)	(37,426)
Total non-allocated costs	(366,519)	(152,967)	(204,329)	(120,386)
Total operating earnings (loss)	$158,045	$(72,432)	$296,941	$391,208
_____________________________

(1)	Includes $55.0 million related to the acceleration of equity-based compensation expense due to immediate vesting upon the Merger.

(2)	Represents expenses related to the Merger including buyer and seller transaction costs, management fees, restructuring-related expenses and amortization of acquired intangible assets.

(3)
The year ended December 31, 2010 and the period from January 1 through November 3, 2011 includes amortization of acquired intangible assets related to our purchase of LifeCell in May 2008. The year ended December 31, 2012 and the period from November 4 through December 31, 2011 includes amortization of acquired intangible assets related to our Merger in November 2011.

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Depreciation and other amortization:
KCI	$337,748	$44,238	$55,568	$72,474
LifeCell	75,919	8,670	44,667	57,370
Other	40,880	3,843	17,451	26,621
	$454,547	$56,751	$117,686	$156,465

Significant non-cash expense other than depreciation and amortization expense includes the Merger-related periodic recognition of cost of sales associated with the application of preliminary purchase accounting adjustments to step up the value of inventory. For the year ended December 31, 2012, we recognized $5.7 million and $19.7 million, respectively, in related cost of sales for KCI and LifeCell. For the period from November 4, 2011 through December 31, 2011, we recognized $2.1 million and $5.3 million, respectively, in related cost of sales for KCI and LifeCell.

KCI and LifeCell assets are primarily accounts receivable, inventories, goodwill, intangible assets and net property, plant and equipment generally identifiable by product. Other assets include assets related to our divestiture and assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses, net debt issuance costs and other non-current assets. Information on segment assets are as follows (in thousands):

	December 31,
	2012	2011	2010
	Successor	Successor	Predecessor
Total assets:
KCI	$4,966,687	$4,977,917	$764,619
LifeCell	2,039,137	2,328,671	1,704,337
Other	568,940	614,791	607,043
	$7,574,764	$7,921,379	$3,075,999

KCI and LifeCell gross capital expenditures primarily relate to manufactured rental assets, manufacturing equipment, and computer hardware and software identifiable by product. Other capital expenditures include those related to our divestiture and those not specifically identifiable to a product, such as the purchase of land and the construction of our global headquarters building, leasehold improvements, and computer hardware and software. The following table contains information on gross capital expenditures (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011	Year Ended December 31,
	2012			2010
	Successor	Successor	Predecessor	Predecessor
Gross capital expenditures:
KCI	$15,731	$10,080	$5,842	$10,212
LifeCell	26,240	6,614	7,905	10,099
Other	49,596	19,314	84,809	65,572
	$91,567	$36,008	$98,556	$85,883

Other selected geographic financial information is presented separately for the successor and predecessor periods. In the successor presentation, the Bailiwick of Guernsey represents the domestic location and in the predecessor presentation, the United States represents the domestic location. Revenues are attributed to countries based on the location of our entity providing the products or services. Information on the geographical location of select financial information is as follows (in thousands):

	Year Ended December 31,	Period from November 4 through December 31, 2011
	2012
	Successor	Successor
Geographic location of revenue:
Domestic	$—	$—
United States	1,351,993	235,886
Other foreign	394,460	68,878
Total revenue	$1,746,453	$304,764

	Period from January 1 through November 3, 2011	Year Ended December 31,
		2010
	Predecessor	Predecessor
Geographic location of revenue:
Domestic	$1,155,832	$1,352,323
Foreign	347,580	391,117
Total revenue	$1,503,412	$1,743,440

	December 31,
	2012	2011
	Successor	Successor
Geographic location of long-lived assets (1):
Domestic	$—	$—
United States	288,202	360,365
Other foreign	100,782	184,982
Total long-lived assets	$388,984	$545,347
_____________________________
(1)Long-lived assets exclude intangible assets.

December 31,
2010
Predecessor
Geographic location of long-lived assets (1):
Domestic	$184,131
Foreign	86,932
Total long-lived assets	$271,063
_____________________________
(1)Long-lived assets exclude intangible assets.

NOTE 16.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Successor	Successor	Successor	Successor
Revenue	$432,533	$438,115	$435,873	$439,932
Gross profit	$239,366	$251,864	$276,450	$285,989
Operating earnings	$2,593	$26,797	$66,563	$62,092
Loss from continuing operations	$(84,998)	$(54,602)	$(37,844)	$(56,171)
Earnings from discontinued operations	$(5,680)	$(32)	$2,032	$95,878
Net earnings (loss)	$(90,678)	$(54,634)	$(35,812)	$39,707

	First Quarter	Second Quarter	Third Quarter	Period from October 1 through November 3,	Period from November 4 through December 31,
	2011	2011	2011	2011	2011
	Predecessor	Predecessor	Predecessor	Predecessor	Successor
Revenue	$432,578	$453,270	$468,541	$149,023	$304,764
Gross profit	$264,258	$290,287	$310,607	$96,421	$175,861
Operating earnings (loss)	$100,777	$116,664	$135,287	$(55,787)	$(72,432)
Earnings (loss) from continuing operations	$58,236	$71,647	$83,799	$(54,845)	$(118,696)
Earnings from discontinued operations	$10,182	$9,778	$6,927	$5,214	$3,827
Net earnings (loss)	$68,418	$81,425	$90,726	$(49,631)	$(114,869)

NOTE 17.     Guarantor Condensed Consolidating Financial Statements

Our second lien notes and senior unsecured notes are fully and unconditionally guaranteed, jointly and severally, by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries. The non-guarantor subsidiaries do not have any payment obligations under the second lien notes or the senior unsecured notes. Subject to the terms of the second lien notes and senior unsecured notes indentures, the guarantee of a subsidiary guarantor will terminate upon:

            (1) a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of such subsidiary guarantor (other than to the Company or a restricted subsidiary) otherwise permitted by the second lien notes or senior unsecured notes indentures,

            (2) the designation in accordance with the second lien notes or senior unsecured notes indenture of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary,

            (3) defeasance or discharge of the second lien notes or the senior unsecured notes, or

            (4) upon the achievement of investment grade status by the second lien notes or senior unsecured notes; provided that such guarantee shall be reinstated upon the reversion date.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the second lien notes and senior unsecured notes indentures will not guarantee the second lien notes or the senior unsecured notes. As of December 31, 2012, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2012
(in thousands)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$276,788	$—	$105,964	$—	$383,150
Accounts receivable, net	—	174,534	58,244	122,940	—	355,718
Inventories, net	—	94,345	71,676	60,635	(86,806)	139,850
Deferred income taxes	—	38,451	—	3,642	(42,093)	—
Prepaid expenses and other	—	25,083	6,591	294,437	(286,600)	39,511
Intercompany receivables	166	1,337,915	2,149,981	147,473	(3,635,535)	—
Total current assets	564	1,947,116	2,286,492	735,091	(4,051,034)	918,229
Net property, plant and equipment	—	281,950	79,049	190,419	(162,936)	388,482
Debt issuance costs, net	—	96,476	—	—	—	96,476
Deferred income taxes	—	—	—	20,003	—	20,003
Goodwill	—	2,483,240	996,535	—	—	3,479,775
Identifiable intangible assets, net	—	441,620	2,045,091	179,490	—	2,666,201
Other non-current assets	—	324	186	95,988	(90,900)	5,598
Intercompany loan receivables	—	800,000	366,134	—	(1,166,134)	—
Intercompany investments	1,459,261	302,027	409,702	—	(2,170,990)	—
	$1,459,825	$6,352,753	$6,183,189	$1,220,991	$(7,641,994)	$7,574,764

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$17,869	$13,093	$10,008	$—	$40,970
Accrued expenses and other	—	172,356	236,838	62,226	(187,257)	284,163
Intercompany payables	2,361	723,096	2,389,863	520,215	(3,635,535)	—
Current installments of long-term debt	—	23,383	—	—	—	23,383
Income taxes payable	—	(1,452)	—	1,452	—	—
Deferred income taxes	—	—	99,621	—	(42,093)	57,528
Total current liabilities	2,361	935,252	2,739,415	593,901	(3,864,885)	406,044
Long-term debt, net of current installments and discount	—	4,554,112	—	—	—	4,554,112
Non-current tax liabilities	—	36,711	—	7,754	—	44,465
Deferred income taxes	—	115,652	888,597	65,231	—	1,069,480
Other non-current liabilities	68	41,360	375	1,464	—	43,267
Intercompany loan payables	—	366,135	800,000	—	(1,166,135)	—
Total liabilities	2,429	6,049,222	4,428,387	668,350	(5,031,020)	6,117,368

Total equity	1,457,396	303,531	1,754,802	552,641	(2,610,974)	1,457,396
	$1,459,825	$6,352,753	$6,183,189	$1,220,991	$(7,641,994)	$7,574,764

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2011
(in thousands)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$411	$142,652	$—	$72,363	$—	$215,426
Accounts receivable, net	—	211,187	53,097	137,674	—	401,958
Inventories, net	—	79,302	87,171	81,797	(70,027)	178,243
Deferred income taxes	—	98,062	—	2,853	(77,645)	23,270
Prepaid expenses and other	—	30,663	7,257	354,633	(346,531)	46,022
Intercompany receivables	—	998,244	1,891,483	50,787	(2,940,514)	—
Total current assets	411	1,560,110	2,039,008	700,107	(3,434,717)	864,919
Net property, plant and equipment	—	341,646	69,452	311,063	(176,814)	545,347
Debt issuance costs, net	—	111,397	—	—	—	111,397
Deferred income taxes	—	—	—	18,322	—	18,322
Goodwill	—	2,499,690	997,842	—	—	3,497,532
Identifiable intangible assets, net	—	528,524	2,124,821	222,391	—	2,875,736
Other non-current assets	—	2,149	149	96,728	(90,900)	8,126
Intercompany loan receivables	—	848,552	323,884	75,020	(1,247,456)	—
Intercompany investments	1,593,033	332,987	775,147	—	(2,701,167)	—
	$1,593,444	$6,225,055	$6,330,303	$1,423,631	$(7,651,054)	$7,921,379

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$23,233	$14,884	$11,781	$—	$49,898
Accrued expenses and other	—	194,940	235,137	70,497	(188,957)	311,617
Intercompany payables	—	163,543	2,314,174	462,799	(2,940,516)	—
Current installments of long-term debt	—	23,491	—	—	—	23,491
Income taxes payable	—	—	662	14,050	(14,712)	—
Deferred income taxes	—	—	77,645	—	(77,645)	—
Total current liabilities	—	405,207	2,642,502	559,127	(3,221,830)	385,006
Long-term debt, net of current installments and discount	—	4,639,728	—	—	—	4,639,728
Non-current tax liabilities	—	31,114	—	7,181	—	38,295
Deferred income taxes	—	244,517	911,417	97,410	—	1,253,344
Other non-current liabilities	—	9,837	802	923	—	11,562
Intercompany loan payables	—	398,904	848,552	—	(1,247,456)	—
Total liabilities	—	5,729,307	4,403,273	664,641	(4,469,286)	6,327,935

Total equity	1,593,444	495,748	1,927,030	758,990	(3,181,768)	1,593,444
	$1,593,444	$6,225,055	$6,330,303	$1,423,631	$(7,651,054)	$7,921,379

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2012
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$654,372	$6,641	$161,188	$—	$822,201
Sales	—	292,303	421,341	547,346	(336,738)	924,252
Total revenue	—	946,675	427,982	708,534	(336,738)	1,746,453
Rental expenses	2	288,143	5,889	259,308	(109,896)	443,446
Cost of sales	88	240,146	141,522	236,766	(369,184)	249,338
Gross profit	(90)	418,386	280,571	212,460	142,342	1,053,669
Selling, general and administrative expenses	1,991	327,223	133,712	140,549	(694)	602,781
Research and development expenses	—	26,310	36,360	9,189	—	71,859
Acquired intangible asset amortization	—	102,954	77,752	40,278	—	220,984
Operating earnings	(2,081)	(38,101)	32,747	22,444	143,036	158,045
Non-operating intercompany transactions	—	100,690	329,531	(474,480)	44,259	—
Interest income and other	—	73,114	12,251	177	(84,713)	829
Interest expense	—	(505,825)	(72,458)	(121)	84,713	(493,691)
Loss on extinguishment of debt	—	(31,481)	—	—	—	(31,481)
Foreign currency gain (loss)	—	(12,186)	294	(5,473)	—	(17,365)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,081)	(413,789)	302,365	(457,453)	187,295	(383,663)
Income tax expense (benefit)	—	(140,681)	48,534	(57,901)	—	(150,048)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,081)	(273,108)	253,831	(399,552)	187,295	(233,615)
Equity in earnings (loss) of subsidiaries	(139,336)	(60,960)	(375,553)	—	575,849	—
Earnings (loss) from continuing operations	(141,417)	(334,068)	(121,722)	(399,552)	763,144	(233,615)
Earnings (loss) from discontinued operations, net of tax	—	4,546	41,410	23,999	22,243	92,198
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Total comprehensive income (loss)	$(136,093)	$(324,198)	$(74,988)	$(370,229)	$769,415	$(136,093)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the period from November 4 through December 31, 2011
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$114,296	$410	$28,256	$—	$142,962
Sales	—	52,108	71,928	105,860	(68,094)	161,802
Total revenue	—	166,404	72,338	134,116	(68,094)	304,764
Rental expenses	—	59,157	618	48,612	(23,245)	85,142
Cost of sales	11	70,472	24,188	40,860	(91,770)	43,761
Gross profit	(11)	36,775	47,532	44,644	46,921	175,861
Selling, general and administrative expenses	288	170,023	13,097	35,429	(1,120)	217,717
Research and development expenses	—	7,118	5,631	1,368	—	14,117
Acquired intangible asset amortization	—	4,227	10,466	1,766	—	16,459
Operating earnings	(299)	(144,593)	18,338	6,081	48,041	(72,432)
Non-operating intercompany transactions	—	49,423	10,426	(60,043)	194	—
Interest income and other	—	11,453	2,042	100	(13,447)	148
Interest expense	—	(117,028)	(11,389)	(22)	13,447	(114,992)
Foreign currency gain (loss)	—	25,873	(94)	(3,529)	—	22,250
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(299)	(174,872)	19,323	(57,413)	48,235	(165,026)
Income tax expense (benefit)	—	(40,912)	(322)	(5,096)	—	(46,330)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(299)	(133,960)	19,645	(52,317)	48,235	(118,696)
Equity in earnings (loss) of subsidiaries	(114,570)	397	(50,775)	—	164,948	—
Earnings from continuing operations	(114,869)	(133,563)	(31,130)	(52,317)	213,183	(118,696)
Earnings from discontinued operations, net of tax	—	(710)	2,125	1,542	870	3,827
Net earnings (loss)	$(114,869)	$(134,273)	$(29,005)	$(50,775)	$214,053	$(114,869)
Total comprehensive income (loss)	$(120,710)	$(140,114)	$(34,846)	$(56,616)	$231,576	$(120,710)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the period from January 1 through November 3, 2011
	Predecessor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$594,764	$1,455	$150,597	$—	$746,816
Sales	—	253,341	315,939	429,085	(241,769)	756,596
Total revenue	—	848,105	317,394	579,682	(241,769)	1,503,412
Rental expenses	—	296,247	1,364	205,596	(152,295)	350,912
Cost of sales	—	192,704	92,320	207,042	(301,139)	190,927
Gross profit	—	359,154	223,710	167,044	211,665	961,573
Selling, general and administrative expenses	—	369,911	93,321	102,313	(33)	565,512
Research and development expenses	—	36,898	24,343	8,360	—	69,601
Acquired intangible asset amortization	—	—	29,519	—	—	29,519
Operating earnings	—	(47,655)	76,527	56,371	211,698	296,941
Non-operating intercompany transactions	—	85,085	113,318	(210,403)	12,000	—
Interest income and other	—	747	26,920	231	(26,926)	972
Interest expense	—	(88,697)	9	(169)	26,926	(61,931)
Foreign currency gain (loss)	—	(3,193)	409	6	—	(2,778)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	—	(53,713)	217,183	(153,964)	223,698	233,204
Income tax expense (benefit)	—	(7,153)	78,561	2,959	—	74,367
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	—	(46,560)	138,622	(156,923)	223,698	158,837
Equity in earnings (loss) of subsidiaries		2,687	(139,737)	—	137,050	—
Earnings from continuing operations	—	(43,873)	(1,115)	(156,923)	360,748	158,837
Earnings from discontinued operations, net of tax	—	3,114	3,802	17,186	7,999	32,101
Net earnings (loss)	$—	$(40,759)	$2,687	$(139,737)	$368,747	$190,938
Total comprehensive income (loss)	$—	$(37,833)	$4,523	$(137,901)	$365,075	$193,864

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2010
	Predecessor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$731,305	$908	$179,653	$—	$911,866
Sales	—	287,336	342,179	433,811	(231,752)	831,574
Total revenue	—	1,018,641	343,087	613,464	(231,752)	1,743,440
Rental expenses	—	435,809	867	232,399	(200,100)	468,975
Cost of sales	—	201,358	107,855	209,024	(288,715)	229,522
Gross profit	—	381,474	234,365	172,041	257,063	1,044,943
Selling, general and administrative expenses	—	326,637	92,869	113,726	(2,514)	530,718
Research and development expenses	—	40,927	26,874	17,790	—	85,591
Acquired intangible asset amortization	—	—	37,426	—	—	37,426
Operating earnings	—	13,910	77,196	40,525	259,577	391,208
Non-operating intercompany transactions	—	143,843	74,147	(273,890)	55,900	—
Interest income and other	—	422	12,251	688	(12,510)	851
Interest expense	—	(99,438)	—	(125)	12,510	(87,053)
Foreign currency gain (loss)	—	442	177	(5,119)	—	(4,500)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	—	59,179	163,771	(237,921)	315,477	300,506
Income tax expense (benefit)	—	22,940	64,064	2,664	—	89,668
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	—	36,239	99,707	(240,585)	315,477	210,838
Equity in earnings (loss) of subsidiaries	—	(117,195)	(218,904)	—	336,099	—
Earnings from continuing operations	—	(80,956)	(119,197)	(240,585)	651,576	210,838
Earnings from discontinued operations, net of tax	—	10,809	2,002	21,681	10,754	45,246
Net earnings (loss)	$—	$(70,147)	$(117,195)	$(218,904)	$662,330	$256,084
Total comprehensive income (loss)	$—	$(68,665)	$(120,118)	$(221,827)	$668,176	$257,566

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2012
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Adjustments to reconcile net earnings (loss) to net cash provided	4,268	449,431	(141,711)	141,795	(149,673)	304,110
Net cash provided (used) by operating activities	(137,149)	119,909	(222,023)	(233,758)	635,714	162,693
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(96,931)	(25,244)	(70,550)	109,057	(83,668)
Proceeds from disposition of assets held for sale	—	74,576	72,335	97,406	—	244,317
Business acquired in purchase transaction, net of cash acquired	—	(15,097)	—	—	—	(15,097)
Increase in identifiable intangible assets and other non-current assets	—	5,881	(7,795)	897	—	(1,017)
Net cash provided (used) by investing activities	—	(31,571)	39,296	27,753	109,057	144,535
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Distribution to limited partners	(2,199)	—	—	—	—	(2,199)
Repayments of long-term debt and capital lease obligations	—	(118,777)	—	10	—	(118,767)
Debt issuance costs - 2011 merger financing	—	(1,063)	—	—	—	(1,063)
Proceeds (payments) on intercompany loans	—	15,783	(90,803)	75,020	—	—
2012 refinancing of senior credit facility
Proceeds from senior credit facility	—	517,680	—	—	—	517,680
Payments on senior credit facility	—	(517,680)	—	—	—	(517,680)
Payment of debt issuance costs	—	(18,410)	—	—	—	(18,410)
Proceeds (payments) on intercompany investments	139,096	168,265	273,530	163,880	(744,771)	—
Net cash provided (used) by financing activities	137,136	45,798	182,727	238,910	(744,771)	(140,200)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Net increase (decrease) in cash and cash equivalents	(13)	134,136	—	33,601	—	167,724
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$398	$276,788	$—	$105,964	$—	$383,150

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the period November 4 through December 31, 2011
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(114,869)	$(134,273)	$(29,005)	$(50,775)	$214,053	$(114,869)
Adjustments to reconcile net earnings (loss) to net cash provided	299	(1,787,282)	1,296,975	591,299	(63,996)	37,295
Net cash provided (used) by operating activities	(114,570)	(1,921,555)	1,267,970	540,524	150,057	(77,574)
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(38,479)	(6,360)	(46,262)	61,251	(29,850)
Dispositions of assets subject to leveraged lease, net	—	7,435	—	—	—	7,435
Increase in identifiable intangible assets and other non-current assets	—	1,261,578	(1,248,161)	(103,896)	89,262	(1,217)
Cash used to acquire entity	—	(2,611,846)	(1,716,581)	(856,932)	—	(5,185,359)
Net cash provided (used) by investing activities	—	(1,381,312)	(2,971,102)	(1,007,090)	150,513	(5,208,991)
Cash flows from financing activities:
Capital contributions from limited partners	1,714,398	—	—	—	—	1,714,398
Distribution to limited partners	(543)	—	—	—	—	(543)
Repayments of long-term debt and capital lease obligations	—	(1,532,652)	(989)	(489)	—	(1,534,130)
Proceeds (payments) on intercompany loans	—	(449,648)	524,668	(75,020)	—	—
Settlement of convertible debt warrants	—	(280,220)	—	—	—	(280,220)
Settlement of convertible debt hedges	—	314,856	—	—	—	314,856
KCI acquisition financing:
Proceeds from B1, B2, 2nd lien notes and unsecured notes	—	4,685,896	—	—	—	4,685,896
Debt issuance costs – 2011 merger financing	—	(106,076)	—	—	—	(106,076)
Purchase of interest rate caps	—	(2,150)	—	—	—	(2,150)
Proceeds (payments) on intercompany investments	(1,598,874)	179,279	1,179,453	540,712	(300,570)	—
Net cash provided (used) by financing activities	114,981	2,809,285	1,703,132	465,203	(300,570)	4,792,031
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,925)	—	(1,925)
Net increase in cash and cash equivalents	411	(493,582)	—	(3,288)	—	(496,459)
Cash and cash equivalents, beginning of period	—	636,234	—	75,651	—	711,885
Cash and cash equivalents, end of period	$411	$142,652	$—	$72,363	$—	$215,426

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the period January 1 through November 3, 2011
	Predecessor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$—	$(40,759)	$2,687	$(139,737)	$368,747	$190,938
Adjustments to reconcile net earnings (loss) to net cash provided	—	61,984	253,684	101,886	(120,524)	297,030
Net cash provided by operating activities	—	21,225	256,371	(37,851)	248,223	487,968
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(81,054)	(7,161)	(68,851)	54,049	(103,017)
Dispositions of assets subject to leveraged lease, net	—	—	—	—	—	—
Increase in identifiable intangible assets and other non-current assets	—	3	(5,209)	(14,434)	—	(19,640)
Net cash used by investing activities	—	(81,051)	(12,370)	(83,285)	54,049	(122,657)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(20,624)	—	(150)	—	(20,774)
Proceeds (payments) on intercompany loans	—	231,843	(178,883)	(77,960)	25,000	—
Proceeds from exercise of stock options	—	42,973	—	—	—	42,973
Proceeds from the purchase of stock in ESPP and other	—	8,059	—	—	—	8,059
Excess tax benefit from equity-based payment arrangements	—	2,439	—	—	—	2,439
Purchase of immature shares for minimum tax withholdings	—	(3,855)	—	—	—	(3,855)
KCI acquisition financing:
Debt issuance costs – 2011 merger financing	—	(7,879)	—	—	—	(7,879)
First quarter 2011 refinancing of senior credit facility:
Proceeds from senior credit facility – due 2016	—	146,012	—	—	—	146,012
Payments on senior credit facility – due 2013	—	(123,346)	—	—	—	(123,346)
Purchase of debt issuance costs	—	(14,676)	—	—	—	(14,676)
Proceeds (payments) on intercompany investments	—	206,351	(69,370)	190,291	(327,272)	—
Net cash provided (used) by financing activities	—	467,297	(248,253)	112,181	(302,272)	28,953
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,018	—	1,018
Net increase in cash and cash equivalents	—	407,471	(4,252)	(7,937)	—	395,282
Cash and cash equivalents, beginning of period	—	228,763	4,252	83,588	—	316,603
Cash and cash equivalents, end of period	$—	$636,234	$—	$75,651	$—	$711,885

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2010
	Predecessor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$—	$(70,147)	$(117,195)	$(218,904)	$662,330	$256,084
Adjustments to reconcile net earnings (loss) to net cash provided	—	515,557	(79,937)	(40,707)	(298,276)	96,637
Net cash provided (used) by operating activities	—	445,410	(197,132)	(259,611)	364,054	352,721
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(52,187)	(9,309)	(91,537)	77,781	(75,252)
Increase in identifiable intangible assets and other non-current assets	—	(6,011)	(424)	(12,245)	—	(18,680)
Net cash provided (used) by investing activities	—	(58,198)	(9,733)	(103,782)	77,781	(93,932)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(222,667)	—	(60)	—	(222,727)
Proceeds (payments) on intercompany loans	—	(151,000)	(2,960)	2,960	151,000	—
Proceeds from exercise of stock options	—	12,221	—	—	—	12,221
Proceeds from the purchase of stock in ESPP and other	—	6,540	—	—	—	6,540
Excess tax benefit from equity-based payment arrangements	—	1,505	—	—	—	1,505
Purchase of immature shares for minimum tax withholdings	—	(1,741)	—	—	—	(1,741)
Proceeds (payments) on intercompany investments	—	122,185	211,568	259,082	(592,835)	—
Net cash provided (used) by financing activities	—	(232,957)	208,608	261,982	(441,835)	(204,202)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,141)	—	(1,141)
Net increase in cash and cash equivalents	—	154,255	1,743	(102,552)	—	53,446
Cash and cash equivalents, beginning of period	—	74,508	2,509	186,140	—	263,157
Cash and cash equivalents, end of period	$—	$228,763	$4,252	$83,588	$—	$316,603

Schedule II

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years ended December 31, 2012
(in thousands)

Description	Balances at January 1, 2010	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2010

Accounts receivable realization reserves	$105,491	$6,444	$66,622	(1)	$81,552	$97,005

Inventory reserve	$11,366	$19,230	$—		$14,683	$15,913

Deferred tax asset valuation allowance	$10,322	$5,013	$—		$—	$15,335

Description	Balances at January 1, 2011	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at November 3, 2011

Accounts receivable realization reserves	$97,005	$6,038	$59,605	(1)	$81,573	$81,075

Inventory reserve	$15,913	$18,452	$—		$18,641	$15,724

Deferred tax asset valuation allowance	$15,335	$2,912	$—		$—	$18,247

Description	Balances at November 4, 2011	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2011

Accounts receivable realization reserves	$81,075	$1,056	$11,999	(1)	$72,979	$21,151

Inventory reserve	$15,724	$4,363	$—		$18,113	$1,974

Deferred tax asset valuation allowance	$18,247	$—	$—		$—	$18,247

Description	Balances at January 1, 2012	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2012

Accounts receivable realization reserves	$21,151	$5,318	$124,616	(1)	$74,547	$76,538

Inventory reserve	$1,974	$22,287	$—		$14,361	$9,900

Deferred tax asset valuation allowance	$18,247	$1,025	$—		$—	$19,272

(1) Additions to the accounts receivable realization reserves charged to other accounts reflect the net increase in revenue reserves to allow for expected credit memos, canceled transactions and uncollectible items where collectibility is not reasonably assured in accordance with the provisions of the “Revenue Recognition” Topic of the FASB Accounting Standards Codification.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officers of KCI and LifeCell and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officers and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly established public companies.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning our Directors
Our governing board of directors are the directors of Chiron Holdings GP, Inc. (“GP”), the general partner of Chiron Guernsey Holdings L.P. Inc., which is the parent of Centaur Guernsey L.P. Inc. The composition of the board of GP was determined by funds advised by the Sponsors. The following is information about the directors of the GP.

Name	Age	Position
William J. Gumina	42	Director; Chairman of the Board
Lisa N. Colleran	55	Director; President and Chief Executive Officer of LifeCell Corporation
Steven Dyson	39	Director
Jim Fasano	43	Director
Timothy Guertin	63	Director
Erik Levy	38	Director
John F. Megrue Jr.	54	Director
Jim A. Pittman	48	Director
Warren Roll	36	Director
Joseph F. Woody	47	Director; President and Chief Executive Officer of Kinetic Concepts, Inc.

Biographical information concerning the directors of GP is set forth below.
William "Buddy" J. Gumina joined as a Director on November 4, 2011, and currently serves as Chairman of the Board. He joined Apax Partners in 1998 and serves as a Partner and Global Co-head of Apax's Healthcare team. Prior to joining Apax, Mr. Gumina worked in investment banking from 1992 to 1994, while employed by Kidder, Peabody, and in private equity from 1996 to 1998, while employed by Donaldson, Lufkin & Jenrette Merchant Banking Partners. Throughout his tenure as a finance professional, he has worked on deals involving large healthcare organizations such as TriZetto, Qualitest Pharmaceuticals, Spectrum Laboratories, Encompass Home Health, Voyager HospiceCare and MagnaCare Holdings. Currently, Mr. Gumina serves as a Director and Chairman of the Compensation Committee of TriZetto. He holds a Bachelor's degree in Political Science from Yale University and a Master of Business Administration degree from Harvard Graduate School of Business Administration. We believe Mr. Gumina's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Gumina also possesses company board experience.
Lisa N. Colleran joined as a Director on April 24, 2012 and currently serves as president and chief executive officer of LifeCell Corporation. Prior to her appointment as president of LifeCell in 2008, Ms. Colleran served as Senior Vice President of Commercial Operations for LifeCell with responsibility for sales and marketing, surgeon education, new product launches, and business development, as well as leading the company's tissue services organization. Since joining LifeCell in 2002, Ms. Colleran has served as Vice President of Marketing and Business Development and Senior Vice President of Commercial Operations. Prior to joining LifeCell, Ms. Colleran spent 20 years at Baxter Healthcare Corporation in various roles of increasing responsibility in sales, marketing, business development and general management with international experience. She was appointed Vice President, Marketing for Baxter's U.S. Renal business in 1997 and served in that role until 2001 when she was promoted to Vice President/General Manager of the company's Renal Pharmaceuticals Business. As the President and Chief Executive Officer of LifeCell Corporation, Ms. Colleran brings to our board of directors extensive leadership, industry, operations, risk management, financial and strategic planning experience, as well as in-depth knowledge of our LifeCell business.

Steven Dyson joined as a Director on November 4, 2011. Mr. Dyson began his employment at Apax Partners in 2000. Currently, he is a Partner in the Healthcare team. Mr. Dyson has worked on many significant deals with companies such as Unilabs, Capio, General Healthcare Group and Zeneus Pharma. Prior to joining Apax, Mr. Dyson worked at McKinsey & Co. He currently serves as a Director and a member of the Compensation Committee of Unilabs and as a Director of several subsidiary holding companies of General Healthcare Group. Mr. Dyson earned a Master's degree in Biochemistry from Oxford University and a

Doctor of Philosophy degree in Biology from Cambridge University. We believe Mr. Dyson's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Dyson also possesses company board experience.

Jim Fasano joined as a Director on November 4, 2011. Mr. Fasano joined CPPIB in 2004 and has been a member of its Principal Investing Group since its inception. Currently, he is responsible for CPPIB's direct investments in private equity. Prior to joining CPPIB, Mr. Fasano worked in the Investment Banking group at Merrill Lynch & Co., focusing on companies in the media and telecommunications sectors. He also worked as a member of the Mergers & Acquisitions group at RBC Capital Markets and a Commissioned Officer in the Canadian Armed Forces. Mr. Fasano currently serves on the boards of IMS Health, LHP Hospital Group and Cequel Communications. He was also previously a director of AWAS Aviation Capital. He holds a Bachelor of Engineering degree from the Royal Military College of Canada and an International Master of Business Administration degree from the University of Chicago Graduate School of Business. We believe Mr. Fasano's qualifications to serve on our board of directors include his extensive business and financial experience. Mr. Fasano also possesses company board experience.

Timothy E. Guertin joined as a Director effective as of October 16, 2012.  Mr. Guertin has over 35 years of experience in the healthcare industry.   Mr. Guertin has over 35 years of experience in the healthcare industry. Prior to joining the board of directors, Mr. Guertin served multiple leadership roles at Varian Medical Systems, Inc. He served as President from 2005 to September, 2012 and Chief Executive Officer from 2006 to September 2012. Mr. Guertin additionally worked at Varian Medical Systems, Inc. in the capacity of Chief Operating Officer from 2005 to 2006, Corporate Executive Vice President from 2002 to 2005, President of the Oncology Systems business unit of the company from 1990 to 2005, and Corporate Vice President from 1992 to 2002. Mr. Guertin is currently a member of the board of directors for Varian Medical Systems, Inc., and Teradyne, Inc. Mr. Guertin is also a board member for the Radiation Oncology Institute. We believe Mr. Guertin's qualifications to serve on our board of directors include his extensive leadership, business, and financial experience related to the healthcare industry.  Mr. Guertin also possesses company board experience.

Erik Levy joined as a Director on November 4, 2011. Mr. Levy is a Senior Principal with CPPIB and a founding member of CPPIB's private equity program. Over the years he has led or participated in several investments including Cequel Communications, KCI, IMS Health, Skype Technologies, and Bank of America Merchant Services. Mr. Levy serves as a Director of Cequel and previously served as a Director of Skype from 2009 to 2011.  Mr. Levy also serves on CPPIB's Private Debt Investment Committee. Prior to joining CPPIB, Mr. Levy worked at Bain & Company and Mercer. Mr. Levy holds a Master of Business Administration degree from the Rotman School of Management at the University of Toronto and a Bachelor of Science degree in Actuarial Mathematics from Concordia University. We believe Mr. Levy's qualifications to serve on our board of directors include his extensive business and financial experience, along with his investing experience in the healthcare industry. Mr. Levy also possesses company board experience.

John F. Megrue Jr. joined as a Director on November 4, 2011. Mr. Megrue joined Apax Partners in 2005 and currently serves as the Chief Executive Officer of Apax Partners L.P., U.S. Mr. Megrue is a member of the Global Executive Committee, Investment and Approval Committees, and the Global Co-Head of Retail & Consumer Group. He originally joined Apax in 1988; and rejoined in 2005 from Saunders, Karp & Megrue. Mr. Megrue graduated with a BS in Mechanical Engineering from Cornell University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Megrue is an active Board member of the following Apax portfolio companies: Advantage Sales & Marketing, Bob's Discount Furniture, HUB International ltd., and Rue21. Mr. Megrue is currently chairing the Business Leadership Council for the Global Plan Towards the Elimination of New HIV Infections Among Children by 2015. Mr. Megrue also serves as a Director on the Board of Millennium Promise, as well as Grameen America. We believe Mr. Megrue brings to the board of directors extensive leadership, operations, financial, business, and strategic planning experience. Mr. Megrue also possesses company board experience.

Jim A. Pittman joined as a Director on November 4, 2011. Mr. Pittman joined PSP Investments as Vice President of Private Equity in February of 2005 and has co-led the strategy and investment of an over $6 billion international Private Equity portfolio, including $2.2 billion of direct deals and co-investments. From 2002 to 2005, he was Executive Vice-President and CFO of Provincial Aerospace, an internationally diversified aerospace and aviation operations company focused on aircraft modifications and operations. Prior to Provincial, he was CFO and co-owner of two other operating businesses in the areas of technology and pharmaceutical clinical trials. Mr. Pittman received his Chartered Accountant designation in 1990 while articling with Deloitte & Touche, and he currently sits on the Board of Directors for Telesat Canada, Herbal Magic Inc., The Institutional Limited Partners Association, Haymarket Financial and Noodles and Company. We believe Mr. Pittman brings to the board of directors extensive leadership, operations, financial, accounting, business, and strategic planning experience. Mr. Pittman also possesses company board experience.

Warren Roll joined as a Director on November 4, 2011. Mr. Roll serves as a Senior Director of PSP Investments Private Equity, which he joined in February 2011. He has over 12 years of experience financing healthcare, technology and media companies. From 2008 to 2011, Mr. Roll served as a Director at Aver Media, an international media fund specialized in financing and advising media and new media companies globally. Prior to Aver, he was Vice President, Investment Banking, at Blackmont Capital and an investment banker at Desjardins Securities, where he helped raise in excess of $800 million for Canadian public and private companies. Mr. Roll holds a Bachelor's and Master's degree from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Roll's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry.

Joseph F. Woody joined as a Director on April 24, 2012 and currently serves as president and chief executive officer for KCI. Woody has more than 20 years experience in the healthcare sector. Prior to joining KCI in November 2011, Woody served as global president of Vascular Therapies for Covidien. At Covidien, he was responsible for the $2.6B acquisition and integration of ev3. Previously, Woody served as global president, Smith & Nephew Advanced Wound Management, and held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems. We believe Mr. Woody's qualifications to serve on our board of directors include his extensive experience in the negative pressure wound therapy and advanced wound management market, along with his significant acquisitions and integration experience in the healthcare industry. As the President and Chief Executive Officer of Kinetic Concepts, Inc., Mr. Woody brings to our board of directors extensive leadership, industry, operations, risk management, financial and strategic planning experience, as well as in-depth knowledge of our KCI business.

Information Concerning our Executive Officers
The following is information about our executive officers:

Name	Age	Position
Joseph F. Woody	47	Director, President and Chief Executive Officer, KCI
Lisa N. Colleran	55	Director; President and Chief Executive Officer, LifeCell
John T. Bibb	39	Executive Vice President, General Counsel
Peter Arnold	51	Senior Vice President, Innovation and Strategic Marketing
David Ball	53	Senior Vice President, Operations
James L. Cunniff	47	Senior Vice President, Americas
William “Butch” F. Hulse IV	39	Chief Compliance Officer, Senior Vice President, Enterprise Risk Management
Teresa A. Johnson	47	Vice President, Interim Chief Financial Officer
Rohit Kashyap, Ph.D.	42	Senior Vice President, Strategy and Business Development
David A. Lillback	64	Senior Vice President, Human Resources
Michael E. Mathews	50	Senior Vice President, International
Ronald P. Silverman, M.D., FACS	43	Senior Vice President, Chief Medical Officer
Biographical information of our executive officers is set forth below:
Joseph F. Woody, the President and Chief Executive Officer of KCI, also serves as a Director of GP. Mr. Woody’s biographical information is set forth above under the caption “Information Concerning our Directors.”
Lisa N. Colleran, the President and Chief Executive Officer of LifeCell, also serves as a Director of GP. Ms. Colleran’s biographical information is set forth above under the caption “Information Concerning our Directors.”
John T. Bibb joined KCI in 2003 and currently serves as Executive Vice President, General Counsel. Mr. Bibb previously served as Associate General Counsel, Corporate, Securities, Mergers and Acquisitions and was promoted to his current role of General Counsel in April 2011. From 2008 to 2010, Mr. Bibb also served in the capacity of general counsel for LifeCell Corporation. Prior to joining KCI, Mr. Bibb practiced law at the law firms of Baker Botts, L.L.P. and Cox Smith Matthews Incorporated. As the Executive Vice President, General Counsel of Kinetic Concepts, Inc., Mr. Bibb brings to our board of directors extensive leadership, industry, risk management, and strategic planning experience, as well as in-depth knowledge of our KCI business.

Peter Arnold, our Senior Vice President, Innovation and Strategic Marketing, joined KCI in May 2012. Mr. Arnold has extensive leadership experience in both public and private sector management. He most recently established Newcastle Science City, an innovation incubator and 19 acre science development in the UK. Previously, Mr. Arnold worked at Smith & Nephew as the Group Director of Technology and as the Worldwide Director of Wound Management Development at Johnson & Johnson.
David Ball, our Senior Vice President, Operations, joined KCI in May 2011. Prior to joining KCI, Mr. Ball spent 30 years holding various leadership positions at GE, Hill-Rom and Harris Corporation. Most recently Mr. Ball served as Vice President and Global and General Manager, Premium Business Segment, Surgical Imaging at GE Healthcare. During his tenure at GE, he led global R&D, quality, sustaining engineering and marketing teams focused on best-in-class surgical products as well as full FDA compliance.
James L. Cunniff, joined KCI in May 2012 and serves as Senior Vice President of the Americas. Mr. Cunniff has 25 years of experience in the healthcare industry. Prior to joining KCI, he spent 14 years in various leadership roles at Stryker Corporation, most recently as President of the Emerging Markets Division. Previously, Mr. Cunniff was President of the Medical Division, Pacific Division and South Pacific at Stryker. He also held various roles in sales and marketing at Baxter Healthcare.
William “Butch” F. Hulse IV, is Chief Compliance Officer and Senior Vice President Enterprise Risk Management at KCI. Mr. Hulse joined KCI in 2008 as associate general counsel with global responsibility for KCI's litigation and dispute resolution functions. Prior to joining KCI, Mr. Hulse was a shareholder with Cox Smith Matthews Incorporated where his practice was devoted to complex commercial litigation.

Teresa Johnson, our Vice President and interim Chief Financial Officer, has been with KCI for more than a decade serving in various leadership roles in finance and operations. Before joining KCI in 2002, Ms. Johnson spent 14 years working for top public accounting firms, including Arthur Andersen LLP and Price Waterhouse LLP.

Rohit Kashyap, Ph.D., joined KCI in 1998 and currently is our Senior Vice President, Strategy and Business Development. Prior to that, he was Senior Vice President, TSS Europe and Global Strategic Marketing. From 2007 - March 2010 he was our Senior Vice President, Corporate Development. Mr. Kashyap has served various roles in strategic planning, global marketing, and research and development in his career at KCI.
David A. Lillback joined KCI in December 2010 and currently serves as Senior Vice President, Human Resources. Prior to joining KCI, Mr. Lillback served as Senior Vice President and Global Head of Human Resources for Mylan Inc., a generics and specialty pharmaceutical company. He also has held executive positions at Sanofi-aventis, LaRoche Industries and Kaiser.
Michael E. Mathews, our Senior Vice President, International, joined KCI in July 2012. Mr. Mathews has broad global experience in pharmaceuticals, biotech, OTC and consumer packaged goods. Prior to joining KCI, Mathews spent most of his 25-year professional career at Bayer Health Care, where he was most recently Senior Vice President and Region Head, North America for Bayer Diabetes Care.
Ronald P. Silverman, M.D., FACS joined KCI in August 2010 and currently serves as Senior Vice President and Chief Medical Officer. Prior to joining KCI, Dr. Silverman served as chief of the Division of Plastic Surgery and is currently an associate professor of Surgery at the University of Maryland School of Medicine. Dr. Silverman has held academic positions at John Hopkins School of Medicine, Harvard School of Medicine and served as chief of plastic surgery at the Baltimore Veterans Administration Medical Center. Dr. Silverman continues an active clinical practice with focus on cosmetic and reconstructive surgery, complex wound management, abdominal wall reconstruction and tissue engineering for reconstructive surgery.
Corporate Governance
Audit Committee
Our board of directors has a standing audit committee with a charter approved by the Board of Directors. The Audit Committee reviews our internal accounting procedures and considers and reports to the Board of Directors with respect to other auditing and accounting matters, including the selection of our independent auditors, the scope of annual audits, fees to be paid to our independent auditors and the performance of our independent auditors.
The functions of the Audit Committee include the following: serving as an independent and objective party to monitor the Company's financial reporting process and internal control system; reviewing the audit activities and performance of the Company's independent accountants and internal auditors; and assisting the Board of Directors in its oversight of the Company's compliance with legal and regulatory requirements and the integrity of the Company's financial statements.

The current members of the Audit Committee are Steven Dyson, Erik Levy and Warren Roll. We do not have an “audit committee financial expert”, as that term is defined by SEC rules, however we feel each committee member's background and financial sophistication is sufficient to fulfill the duties of the Audit Committee. In addition, the Audit Committee has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate.

Code of Ethics

Our Code of Ethics for Chief Executive and Senior Financial Officers and our KCI Code of Conduct can be found on our website at www.kci1.com on the Investor Relations and Corporate Compliance pages, respectively. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Code of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

ITEM 11: EXECUTIVE COMPENSATION
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The following Compensation Discussion and Analysis describes the material features of the compensation policies and decisions for the executive officers identified in the Summary Compensation Table (the “Named Executive Officers” or “NEOs”). This discussion is intended to help you understand the detailed information provided in the tables below.
Background
On November 4, 2011, KCI completed a transaction pursuant to which KCI was merged with an indirect subsidiary of Centaur. In connection with the Merger, LifeCell, formerly a wholly-owned subsidiary of KCI, was promoted to be a sister corporation of KCI, such that each of KCI and LifeCell are now wholly-owned subsidiaries of Centaur. Centaur is a non-operating holding limited partnership controlled indirectly by the Sponsors and certain other co-investors. Unless otherwise noted, the terms “we,” “us,” “our,” or the “Company,” refers to Centaur and its subsidiaries.
Named Executive Officers
We will report compensation for the following executive officers for fiscal year 2012:

•	Joseph F. Woody, President and Chief Executive Officer, KCI

•	Lisa N. Colleran, President and Chief Executive Officer, LifeCell

•	Teresa A. Johnson, Vice President and Interim Chief Financial Officer

•	Peter Arnold, Senior Vice President Innovation & Strategic Marketing

•	James L. Cunniff, Senior Vice President, Americas, KCI

•	Michael E. Mathews, Senior Vice President, International, KCI

•	Catherine M. Burzik, former President and Chief Executive Officer

•	Martin J. Landon, former Executive Vice President and Chief Financial Officer

Mr. Woody was promoted to the position of President and Chief Executive Officer of KCI upon Ms. Burzik's departure in January 2012. Ms. Johnson assumed the role of Interim Chief Financial Officer upon Mr. Landon's resignation in July 2012. Additionally, we will describe the compensation of Stephen D. Seidel, our former Global President, Therapeutic Support Systems, who would have been among the three other most highly compensated executive officers but for the fact that he was not serving as an executive officer of KCI at the end of 2012. Compensation for Lisa N. Colleran is disclosed because she serves an important policymaking role as President and Chief Executive Officer of LifeCell and as a member of the parent company board of directors.

Compensation Philosophy and Objectives
Our executive compensation program is designed to be competitive and efficient and to attract, retain and motivate highly qualified executive talent, while appropriately aligning executive incentives with Company and shareholder objectives. To accomplish this, compensation paid to executive officers is designed to align compensation rewards with our financial performance, the individual performance of the executive, and the competitive industry compensation norms. Our executive compensation programs are designed to encourage appropriate and acceptable levels of risk-taking by management in furtherance of the Company's short-term and long-term strategic plans to increase shareholder value.
To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and performance based compensation related to the overall financial performance of the Company. We don't believe our compensation program encourages risk taking by the Named Executive Officers which could result in a material adverse effect on the Company's financial position, results of operations or cash flows. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against established financial goals. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.
Compensation Oversight and Process
Executive compensation and related issues are administered by the compensation committee of Chiron Holdings GP, Inc., the general partner of Chiron Guernsey Holdings L.P. Inc., the parent of Centaur.
None of our executive officers have served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served as a director of our Company or member of our compensation committee.
The compensation committee operates under a written charter adopted by our Board and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. The compensation committee oversees our executive compensation practices and is responsible for review and oversight of our compensation plans and policies, the annual review of all executive officer compensation, administration of our equity plans, and the approval of equity grants to executive officers. The compensation committee meets at least quarterly in person and periodically approves and adopts, or makes recommendations to the Board for, matters relating to compensation, including the approval of equity grants to employees. The compensation committee engages the services of independent outside advisors.
The Chief Executive Officers, the most senior Human Resources officers, and the General Counsel of KCI and LifeCell attend regular compensation committee meetings but do not participate in discussions relating to the determination of their own compensation. The Chief Executive Officers make salary, bonus and equity grant recommendations with respect to the named executive officers to the compensation committee. The Human Resources, Finance and Legal departments provide support to the compensation committee. However, each meeting concludes with an executive session during which only the compensation committee members are present.
The day-to-day design and administration of compensation plans and policies applicable to our employees in general are handled by the Human Resources, Finance, and Legal departments of the Company. The compensation committee remains responsible for overall administration and maintenance of our compensation plans and policies.
In February 2011, Aon Hewitt, an independent consultant on executive compensation (the “2011 compensation consultant”), provided the compensation committee with assistance in analyzing the Company's compensation strategy, including generating data discussed under the sections entitled “Peer Group” and “Competitive Market Surveys” below. The 2011 compensation consultant was directed to identify trends in executive compensation, assist with the determination of pay programs, assess competitive pay levels and mix (e.g., proportion of base salary to incentive pay, proportion of annual incentives to long-term incentives, and benefits), and advise on establishing appropriate compensation levels for our named executive officers. In 2012 the compensation committee engaged Towers Watson as its consultant on executive compensation (the “2012 compensation consultant”) for fiscal year 2013.

Risk Oversight

The role of the Board of Directors and its committees in the risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, and strategic and reputational risks. The Board of Directors (or the appropriate committee in the case of risks that are under the purview of a particular Committee) receives these reports from the appropriate “risk owner” within the organization to enable the Board of Directors to understand our risk identification, risk management, and risk mitigation strategies.

The audit committee has responsibility for oversight of our internal audit function and receives regular updates from management on risk management initiatives undertaken by the Company. The audit committee provides the Board of Directors with regular updates on KCI's enterprise risk management program and any significant changes in identified risks and changes in risk management programs. The compliance committee assists the audit committee in its periodic review of our compliance with laws and regulations and the results of internal compliance programs. The compensation committee, with input from the audit and compliance committees, conducts periodic reviews of KCI's incentive compensation arrangements and practices to assess the extent to which such arrangements and practices encourage excessive risk-taking behavior by executive officers and employees. The review takes into account the degree to which our incentive plans match our business strategy and shareholder interests, upside limits or controls on maximum payouts, the balance of performance measures in plans, and the Board of Director's ability to make changes in the plan as necessary. The compensation committee is authorized to alter or recommend to the Board of Directors alterations to incentive compensation arrangements as necessary to manage appropriate risk-taking behavior.

The charters for the audit committee, the compliance committee, and the compensation committee provide that each of the committees may meet with management, consultants and advisors as each committee deems appropriate. The committees also receive and review reports from management with respect to the applicable risk exposures of the Company. When a committee receives a report from management, the committee chair routinely reports to the full Board of Directors on identified risk exposures. This enables the Board of Directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships that are addressed by each committee.

Peer Group
The compensation committee compares our compensation elements against a peer group of medical device and other companies with size and growth characteristics similar to the Company based upon data and recommendations from the compensation consultant. The compensation committee annually evaluates the peer group and will make changes to the peer group from time to time, as it deems appropriate. There were no changes in the peer group from 2011 to 2012. For 2012, the companies comprising this peer group were:

•	Beckman Coulter

•	C.R. Bard, Inc.

•	DaVita, Inc.

•	Dentsply International, Inc.

•	Edwards Lifesciences Corporation

•	Hill-Rom Holdings Inc.

•	Hospira, Inc.

•	IDEXX Laboratories, Inc.

•	Intuitive Surgical, Inc.

•	Life Technologies Corporation

•	Lincare Holdings Inc.

•	PerkinElmer Inc.

•	ResMed Inc.

•	Steris Corp.

•	Teleflex Incorporated

•	Varian Medical Systems, Inc.

•	Zimmer Holdings, Inc.

During the fourth quarter of 2012, the compensation committee approved changes to the peer group, data for which will be used for benchmarking 2013 compensation decisions. For 2013, three companies were added to the peer group and six companies were replaced from the 2012 peer group; these changes brought the peer group more in line with the size and scope of the company. The companies comprising our 2013 peer group are:

•	C.R. Bard, Inc.

•	Dentsply International, Inc.

•	Edwards Lifesciences Corporation

•	Haemonetics Corporation

•	Hill-Rom Holdings Inc.

•	Hologic Inc.

•	Hospira, Inc.

•	IDEXX Laboratories, Inc.

•	Lincare Holdings Inc.

•	ResMed Inc.

•	Teleflex Incorporated

•	Varian Medical Systems, Inc.

•	Wright Medical Group Inc.

•	Zimmer Holdings, Inc.

Competitive Market Surveys

Typically, the compensation committee obtains compensation market analyses on an annual basis from the compensation consultant in order to understand the competitive positioning of our executive pay practices and to assist with the Committee's determinations on the appropriate level and mix of executive compensation. The market analyses include a review of proxy disclosure information from our competitive peer group, as well as general market compensation from 700 general industry companies with annual revenues between $1 billion and $5 billion. In addition to the two sources listed above, for 2011 data we used a selection of size appropriate Health Care/Medical Devices and Pharmaceutical company data from the Aon Hewitt TCM compensation survey. All compensation survey information is derived from our compensation consultant. All 2011 survey data was regressed to best approximate our revenue of $2.1 billion. Regressing the survey data to $2.1 billion gives us results that are appropriate for our revenue size among our peer and industry group.
Elements of Compensation
We seek to reward executives for measurable results in meeting and exceeding objectives and to reinforce a sense of ownership, entrepreneurial spirit and long-term shareholder value. Consistent with this philosophy, we use multiple components of executive compensation, with an emphasis on variable compensation and long-term incentives. The Company's performance-based compensation elements are guided by the Committee's long term objectives of maintaining market competitiveness and retention value, while recognizing current performance. The main elements of our compensation for executives are base salary, annual incentive bonus, long-term incentives, and benefits, as discussed in more detail in the following paragraphs.
Executive Base Salaries

Executive base salary levels are set to be competitive, with reference to the market analyses obtained by the compensation committee. Base salary for each executive officer is generally targeted to approximate the 50th percentile of market for comparable positions based on the benchmark data, taking into account the competitive environment and the experience and accomplishments of a particular executive. There may be situations where specialized knowledge, skills or accomplishments are recognized in which this goal can be exceeded. The base salary levels of our named executive officers also reflect a combination of other factors including the executive's position and responsibilities, experience, specific competencies, comparable salaries of our other executives, our overall annual budget for merit increases and the executive's individual contributions to our performance. Base salary is an element of compensation used to determine the annual incentive bonus (as a percentage of salary) for the named executive officers. The weight given to each of these factors varies by the individual executive, as the compensation committee deems appropriate. Formal performance reviews of the Chief Executive Officer are completed by the Board of Directors, and the Chief Executive Officer completes reviews for all other executive officers. Performance reviews are conducted annually to assess these factors, along with the market data obtained by the compensation committee. Based on the performance reviews, the compensation committee approves and adopts, or makes recommendations to the Board of Directors for adjustments to executive base salaries, which are typically made effective on April 1 of each year. Assessment of each executive's individual performance includes consideration of the executive's contributions to Company financial performance and Corporate Scorecard Objectives, as well as judgment, creativity, effectiveness in leading and developing subordinates, execution capability, contributions to improvements in the quality of our products, services and operations, and consistency of behavior with our guiding principles.

The Compensation Committee determined that it would not make any adjustments to executive base salaries in April 2012 and did not obtain a market analysis from the 2012 compensation consultant in connection with executive compensation decisions made in the first quarter of 2012.

Pursuant to a transition arrangement entered into with the Company on November 2, 2011 (as modified by a Completion of Transition letter agreement dated December 28, 2011) in connection with the Merger, Ms. Burzik served as the Chief Executive Officer of KCI and LifeCell and was entitled to receive compensation at a gross monthly rate of $350,000 until her separation date on January 4, 2012.

In 2012, the base salaries for Mr. Woody, Ms. Colleran, Mr. Landon and Mr. Seidel were $625,000, $460,000, $462,000 and $391,000, respectively. In May, or in the case of Mr. Mathews, July, 2012 Messrs. Arnold, Cunniff, and Mathews joined KCI with base salaries of £250,000, $400,000 and $400,000, respectively. In July 2012 Ms. Johnson's salary was increased from $285,500 to $322,575 in connection with Mr. Landon's departure and her increased responsibilities as our Interim Chief Financial Officer.

Effective January 1, 2013, the compensation committee increased Mr. Woody's salary from $625,000 to $825,000 and Ms. Colleran's salary from $460,000 to $575,000, based on market analyses provided by the 2012 compensation consultant and to reflect their respective roles as President and Chief Executive Officer of KCI and LifeCell following Ms. Burzik's departure from the Company. The compensation committee has not yet made any 2013 compensation decisions with respect to the other named executive officers.

Annual Incentive Bonus for Executives

Our annual incentive bonus program is designed to focus the attention of each executive on goals and activities that are critical to our success. The compensation committee sets the corporate financial performance targets and personal objectives for the Chief Executive Officer and for other executives based on recommendations from the Chief Executive Officer and Human Resources. These performance targets and objectives are designed to encourage strong annual financial results and to increase long-term shareholder value. The Annual Incentive Bonus Guidelines (the “AIB”) are pre-established by the compensation committee each year and communicated to the Company's executive officers. However, pursuant to the terms of the AIB, the compensation committee retains the discretion to award some, all, or none of the bonuses described in the guidelines, depending on certain factors.

Target bonus percentages (as a percentage of base pay) for each named executive officer, when established, were generally targeted to approximate the 62nd to 75th percentile of market for comparable positions based on the benchmark data provided by the compensation consultant. This targeting is designed to create a “pay-at-risk” annual compensation profile. Based on this market analysis, in 2011 the compensation committee of KCI set target bonuses for the named executive officers ranging at 80% of base pay, except for Mr. Woody and Ms. Colleran, whose target bonus was set at 100% of base pay. For 2012, the Compensation Committee determined that it would not make any adjustments to executive target bonus percentages and did not obtain a market analysis from the 2012 compensation consultant in connection with executive compensation decisions made in the first quarter of 2012.

Ms. Burzik was not eligible to receive a 2012 bonus pursuant to her transition arrangement entered into with the Company on November 2, 2011 (as modified by a Completion of Transition letter agreement dated December 28, 2011).

In 2012, the target bonus percentages for Mr. Woody, Ms. Colleran, Mr. Landon and Mr. Seidel were 100%, 80%, 80% and 80%, respectively. In May, or in the case of Mr. Mathews, July, 2012 Messrs. Arnold, Cunniff, and Mathews joined KCI with target bonus percentages of 60%, 70% and 70%, respectively. Ms. Johnson was eligible to receive a prorated bonus to reflect her bonus target of 40%, which was in effect until she assumed the interim CFO role in July 2012, at which point her bonus target was increased to 80% for 2012.

Effective January 1, 2013, the compensation committee increased Ms. Colleran's target bonus percentage to 100%, based on market analyses provided by the 2012 compensation consultant and to reflect her role as President and Chief Executive Officer of LifeCell.

The 2012 AIB was designed to reward participants for their contributions to the Company's achievement of established strategic and financial goals. Both KCI and LifeCell follow the same AIB plan design using the same financial metrics. The only difference between the KCI and LifeCell plan is in the weighting of each company's respective Consolidated Financial Metric (“CFM”) and scorecard goals. CFM and scorecard targets goals are specific to KCI and LifeCell. Bonus payments under the 2012 AIB for each company are based on the company's CFM, which consisted of financial performance targets for revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Senior Credit Agreement and cash flows. The compensation committee retains discretion under the AIB to adjust actual results by removing the impact of foreign currency exchange rate fluctuations and unusual items in the calculation of the CFM. The calculated earned payout based on each adjusted CFM performance metric is adjusted between 10% and 20% for each 1% of outperformance or underperformance, as the case may be, against the respective CFM performance target. The 2012 AIB does not provide for bonuses if we fail to attain established minimums of performance versus target for certain CFM performance targets as established under the guidelines and approved by the compensation committee. Those thresholds are between 90% and 95% of target depending on the particular CFM performance metric.

Bonus payments under the 2012 AIB are also based on the achievement of the applicable company's Corporate Scorecard Objectives, which incorporate both operational and financial performance measures with target objectives specific to KCI or LifeCell, as applicable, and the Company's shared services operations. The specified target objectives, which are revised each year, are related to the following areas:

•	market penetration (account conversions and customer retention);

•	innovation (product pipeline targets);

•	geographic expansion (emerging markets);

•	execution (new product growth); and

•	employee satisfaction.

The scorecard is made up of objective goals that are aligned with our corporate strategy, financial goals, and operational goals. Threshold, target and stretch are defined for each scorecard goal. Actual results for each goal are provided after the end of the plan year and these results are then compared against the threshold, target and stretch levels to determine the achievement of each scorecard goal. Below threshold results receive 0% achievement, target receives 100% achievement, and stretch and above performance receives 150% achievement. Attainment between the threshold, target and stretch levels results in pro rated achievement. The resulting scoring for each of KCI and LifeCell is reviewed with the Compensation Committee of the Board of Directors to validate and approve the results.

A summary of the performance measures constituting the target CFM and the Corporate Scorecard Objectives is as follows (dollars in thousands):

	KCI Fiscal 2012		LifeCell Fiscal 2012
Performance Measure	Target (1)	Weighting	Target	Weighting
Revenue	$1,470,482	30%	$448,990	45%
EBITDA	$624,092	40%	$147,018	25%
Cash Flow (2)	$587,754	10%	$100,511	10%
Corporate Scorecard	100%	20%	100%	20%
(1)KCI target amounts include consolidated KCI results for the period from January 1, 2012 through June 30, 2012 and generally exclude the financial targets for our Therapeutic Support Systems business unit, which was sold in November 2012, for the period from July 1, 2012 through December 31, 2012.
(2) Cash flow is defined as EBITDA less capital expenditures and is also adjusted for changes in accounts receivable, inventory, accounts payable and accrued expenses during the year.

A further assessment of each executive's individual performance (taking into account performance against personal objectives and other factors) is made and used as a multiple ranging from 0% to 150% and applied to calculate the final bonus payout for each executive. The individual multiple is a direct multiple of the calculated award pool percentage, which is determined based on the achievement of individual CFM metrics, which are each subject to an overall cap of 200%. The compensation committee establishes personal objectives for each executive based on recommendations by the Chief Executive Officer and the most senior Human Resources executive with a view towards primarily-objective, metrically-driven goals. However, some personal objectives by nature have a subjective component. As such, in selected instances, the compensation committee may exercise its discretion with respect to whether such subjective goals have been achieved and may adjust bonus calculations which may yield higher or lower bonus amounts than would result from a purely formulaic approach. In certain instances, the compensation committee may also determine to award no bonus, such as in the case of termination of employment of an executive officer. In establishing corporate and individual objectives under the incentive bonus program, the compensation committee sets goals at levels it believes are significant but achievable with rigorous personal commitment. An executive's actual bonus is the product of the Target Bonus, the applicable Company Performance Multiplier and the Individual Multiplier.
No participant will be entitled to any payments under the Bonus Plan until the individual's award is approved by our Compensation Committee. We expect that bonus amounts for the 2012 AIB will be paid during the first quarter of the 2013 year. For 2013, target bonus percentages (as a percentage of base pay) for LifeCell executive officers, including Ms. Colleran, will be generally targeted to approximate the 75th percentile of market for comparable positions based on benchmark data. Target bonus percentages (as a percentage of base pay) for KCI executive officers will continue to be targeted to approximate the 62nd to 75th percentile of market for comparable positions based on the benchmark data.

Executive Long-Term Incentives
Long-Term Incentives Summary Tables
Our long-term incentive equity grant practices result in a significant portion of each named executives’ compensation being contingent on positive Company and individual performance. The following table illustrates the extent to which, over the last three fiscal years of the Company, named executive officer compensation has been comprised of such performance-based compensation.

In 2010, 2011 and 2012, our long-term incentive awards to executive officers were structured as described in the table below. Please refer to the “2012 Summary Compensation Table” for detailed information regarding individual awards to executives in the applicable years.

Award Year	LTI Award Element	Percentage of LTI Award Value (1)	Percentage of Shares Subject to Award (2)	Vesting Schedule
2010	Stock Options	70%	83%	Ratable vesting of 25% each year
	Performance-based Restricted Stock Units	30%	17%	Vesting, if any, determined at the end of the three-year performance period based on achievement of certain free cash flow targets
2011	Stock Options	32%	50%	Ratable vesting of 25% each year
	Performance-based Restricted Stock Units	68%	50%	Vesting, if any, determined at the end of the three-year performance period based on achievement of certain free cash flow targets
2011 Post Merger	Time-based Profits Interest Units	54%	50%	Ratable vesting of 25% each year
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors' multiple of invested capital upon the occurrence of certain defined exit events
2012	Time-based Profits Interest Units	54%	50%	Ratable vesting of 25% each year
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors' multiple of invested capital upon the occurrence of certain defined exit events

(1)	As measured using the same factors and assumptions used in Footnote 4 to the “2012 Summary Compensation Table” below.

(2)	Calculated assuming vesting at target attainment.
Long-Term Incentive Program Design
KCI historically placed significant emphasis on long-term incentives in executive compensation. Long-term incentives are designed to promote sustained shareholder value by encouraging executives to set and execute strategic goals that provide for continued long-term growth and profitability. Historically, KCI used an annual equity grant of stock options, restricted stock, restricted stock units and/or performance shares to motivate the performance of named executive officers. This combination of equity-based incentives was intended to align executives' interests with KCI's achievement of financial objectives that enhance shareholder value, and enable KCI to competitively attract, retain and motivate executive talent in a marketplace where such incentives are prevalent.
Prior to the Merger, KCI historically used a combination of stock options, restricted stock, restricted stock units and/or performance shares for equity awards. The compensation committee targeted long-term incentive compensation for named executive officers between the 50th and 75th percentile of market for comparable positions based on the benchmark data. The value actually realized with respect to stock-based awards would depend on the Company's achievement of goals and stock price performance-based return. The Committee exercised judgment in determining the levels of annual equity grants, considering the competitiveness of grants relative to comparable positions within the benchmark data, relative job responsibilities, an executive's target cash and total compensation levels and an assessment of each executive's performance and potential, as well as retention considerations. In addition to market and individual considerations, the compensation committee of KCI also evaluated annual burn rates (share usage) and compensation expense in making annual executive compensation determinations.
Subsequent to the Merger, on November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. (“GP”), in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc., approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Named executive officers were eligible to participate in the incentive plan, pursuant to which recipients of profits interest units are eligible to share in the value realized by the Company's private owners in a future liquidation event. The vesting of a portion of the awards will depend on the achievement of certain performance conditions based on achieving certain levels of multiple of invested capital and are subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The Committee exercises judgment in determining the levels of profits interest unit awards, considering the competitiveness of the awards, relative job responsibilities, an executive's target cash and total compensation levels and an assessment of each executive's performance and potential, as well as retention considerations.

Long-Term Incentive Awards Description
In 2010, annual equity grants for named executive officers were composed of stock option grants (with time-based vesting over four years) representing 70% of the value of the annual award and performance-based restricted stock units representing 30% of the value of the annual award, where award value is measured using the same factors and assumptions used in Footnote 4 to the “2012 Summary Compensation Table” below, based on the recommendations of the compensation consultant and current trends in executive compensation.
Prior to the Merger in 2011, annual equity grants to the named executive officers were comprised of a combination of stock options and performance-based restricted stock units, with 50% of the shares subject to equity awards granted as performance-based restricted stock units, assuming they vest at target, and the remaining 50% of the shares subject to equity awards granted as stock options (with time-based vesting over four years). The stock option grants represented 32% of the value of the annual award and the performance-based restricted stock units represented 68% of the value of the annual award, where award value is measured using the same factors and assumptions used in Footnote 4 to the “2012 Summary Compensation Table” below, based on the recommendations of the compensation consultant and current trends in executive compensation.
Subsequent to the Merger in 2011, long term incentive compensation grants were comprised of profits interest units, with 50% of the awards vesting ratably over a period of four years and the remaining 50% vesting at graduated levels upon the attainment of certain performance conditions established by GP. The performance conditions are based on achieving certain levels of multiple of invested capital (“MOIC”) and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The performance based portion of the 2011 awards vests one third when 1.5 MOIC is reached, two thirds when 2.0 MOIC is reached and 100% when 2.5 MOIC is reached. Each profits interest unit will be entitled to share in distributions to the extent that the aggregate distributions received in respect of an equity unit exceeds the value of such equity unit as of the date the applicable interest unit grant (“Distribution Threshold”). Distributions to be made in respect of any unvested awards shall be deferred until the date, if any, on which such awards become vested, at which point the distributions will be made. In 2012 the compensation committee awarded 28,171, 500,000, 625,000, 625,000, 27,563, and 169,098 profits interest units with a Distribution Threshold of $5.00 to Messrs. Woody, Arnold, Cunniff, Mathews and Mlles. Colleran and Johnson, respectively. Ms. Burzik and Messrs. Landon and Seidel did not receive long term incentive compensation in 2012.
Other Benefits and Perquisites
We provide the named executive officers with health and welfare benefits that are available to all our employees. International plans may vary, but employees and executives generally participate in health and welfare programs designed to attract and retain employees in a competitive marketplace while providing protection against any hardships otherwise arising from an illness, disability or death. We do not currently offer pension arrangements or supplemental executive retirement plans to the named executive officers, and strive to ensure that any other perquisites are limited in nature and value.
Along these lines, we also make available to our executive officers a limited amount of benefits and perquisites that the compensation committee believes are reasonable and consistent with the overall executive compensation program. These executive benefits and perquisites are intended to serve as part of a competitive total compensation program and to enhance the executive's ability to efficiently perform his or her responsibilities and minimize distractions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. The named executive officers are provided with reimbursement for tax planning services. This amount is only available as a reimbursement, not as a guaranteed amount, and was limited in 2012 to an expenditure of $10,000 for our Chief Executive Officer and up to $5,000 for the other named executive officers. We also provide named executive officers with an annual executive physical exam, and this benefit was limited in 2012 to an expenditure of $2,000 for all of our named executive officers. The attributed costs of these personal benefits are included in the “All Other Compensation” column of the 2012 Summary Compensation Table below.
In 2012, the Company paid an aggregate of $143,000 in monthly housing and travel expenses for Mr. Woody, consistent with his employment agreement, which entitles Mr. Woody to a monthly housing and travel allowance with a tax reimbursement for any associated income taxes. The Company also paid Mr. Cunniff an aggregate of $15,207 in accordance with KCI's executive relocation policy, and $200,198 to Mr. Mathews in connection with his relocation overseas. Mr. Mathews also received a sign-on bonus of $165,900 and an additional $209,105 paid in connection with his overseas assignment in 2012. Under his service agreement dated May 14, 2012, Mr. Arnold and his family are entitled to access to and use of a company-provided car. Ms. Johnson received a special one-time bonus of $50,000 for the successful completion of the TSS divestiture in 2012.
Termination Payments
We entered into severance arrangements with our named executive officers (by entering into employment and/or retention agreements) based on market practice as identified by the compensation consultant, which recognizes that senior executives are often unwilling to join and/or remain at a company without the assurance that they will be provided with a customary severance package if they are terminated by the Company other than for cause. The severance arrangements are designed with a view to ensuring our executive officers' employment and preventing the distraction and loss of key employees which might otherwise occur in connection with rumored or actual fundamental corporate changes, and to promote retention despite the uncertainties of a contemplated or pending transaction. The compensation committee determined which particular events would trigger payment based on current market practice. These agreements have been structured with the terms and payout levels described below based on benchmark data provided by the compensation consultant. Please refer to the “Potential Payments Upon Termination or Change in Control,” below, for more information regarding potential payments upon termination.
As more fully described under the heading “Effect of Change in Control on Executive Compensation,” for equity grants to employees under the 2004 Equity Plan and 2008 Omnibus Stock Incentive Plan, unless otherwise provided in an award agreement, if a participant's employment or service is terminated by the Company other than for “Cause” (as defined in the applicable plan and described in “Potential Payments Upon Termination or Change in Control,” below) within 24 months following a change in control, then all outstanding options, shares of restricted stock and restricted stock units immediately vest. For equity grants to employees made pursuant to the 2008 Omnibus Stock Incentive Plan award agreements, all outstanding options, shares of restricted stock and restricted stock units immediately vest upon death or disability. The compensation committee determined which particular events would trigger payment based on recommendations from the compensation consultant and then-current practices within the peer group. In connection with the Merger, vesting of outstanding stock options was accelerated upon closing of the Merger, and all performance-based restricted stock units vested at target.
Effective November 8, 2012, Mr. Seidel ceased to be the Global President, Therapeutic Support Systems, and, in connection therewith, entered into a separation agreement that contained a general release of claims in favor of KCI, its affiliates and its subsidiaries and pursuant to which he agreed to remain available to assist with transition matters through February 28, 2013. Mr. Seidel's separation agreement also contains a non-competition covenant, a non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Mr. Seidel's obligations under the separation agreement, Mr. Seidel received certain accrued benefits and a lump sum cash termination payment in the amount of $1,907,600. In addition, he will receive a payment of $157,000 on or prior to March 15, 2013, and he is eligible to receive continued health benefits for up to 18 months following the date of termination.

Effect of Change in Control on Executive Compensation
Under the 2004 Equity Plan and the 2008 Omnibus Stock Incentive Plan, if a participant's employment or service is terminated by the Company other than for “Cause” (as defined in the applicable plan and described in “Potential Payments Upon Termination or Change in Control,” below) within 24 months following a change in control, then all outstanding options, shares of restricted stock and restricted stock units immediately vest. In addition, under the 2004 Equity Plan, unless otherwise provided in an award agreement, upon a change in control, all outstanding options, shares of restricted stock and restricted stock units vest immediately unless such awards are either assumed or an equitable substitution is made. In connection with the Merger, vesting of stock options and restricted stock awards was accelerated upon closing of the Merger, and restricted stock units were accelerated and vested at target.
Pursuant to the Profits Interest Unit Award Agreements for awards issued under the Chiron Guernsey L.P. Inc. Executive Equity Incentive Plan and subject to continued employment through the date of the change in control (or if a change in control occurs within 105 days of a termination without "Cause" or a resignation for "Good Reason" (each, as defined in the plan)), all time vesting profits interest units not previously forfeited will vest upon the consummation of a change of control, and all performance vesting units vest as and when the applicable performance vesting conditions are satisfied.

In general, named executive officers will not be entitled to tax reimbursement (“tax gross-up”) payments with respect to perquisites or other compensation. Pursuant to Ms. Burzik's 2006 offer letter, if it is determined that any payments to her would be subject to any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), KCI will pay Ms. Burzik a gross-up payment in an amount such that, after payment by her of all income and other taxes imposed on the gross-up payment, she retains an amount of the gross-up payment sufficient to pay such excise tax. Ms. Burzik was paid a $1,368 gross-up in 2012.

Pursuant to Ms. Colleran's employment agreement, if it is determined that any payments to her would be subject to the excise tax under Code Section 4999 in the event of a change in control, she is subject to a “Better After Tax” provision. This “Better After Tax” provision reduces Ms. Colleran's change in control payments if she would receive more on an after tax basis due to the reduction. Otherwise, Ms. Colleran's change in control payments are not reduced, and if Ms. Colleran is subject to the excise tax, Ms. Colleran's employment agreement does not provide any gross-up payment for the excise tax.

Mr. Woody is not entitled to any tax gross-ups for any excise tax under Code Sections 280G and 4999 under his employment agreement.
Please refer to “Potential Payments Upon Termination or Change in Control,” below, for more information regarding the effects of a change in control on executive compensation.
Total Compensation
Historically, KCI's target pay philosophy positioned total compensation for its executive officers between the 50th and 75th percentiles of market. Actual compensation may fall outside that range based on a variety of factors, including individual performance, additional responsibilities and length of tenure in a particular position. Because 2012 compensation for our named executive officers was impacted by a number of unique factors, including the compensation committee's decision not to adjust compensation for executive officers in the first quarter of 2012 and pending decisions with respect to 2012 bonus payments, it is not possible to provide a meaningful comparison of 2012 compensation for named executive officers against benchmark data, nor against the actual, comparable amounts paid by peer group companies in 2012. The Company believes that all named executive officers are appropriately compensated based on their roles in the organization.
Management Stock Ownership Guidelines
Subsequent to the Merger in 2011, the Board of KCI abandoned the Management Stock Ownership Guidelines.
Tax, Accounting, and Regulatory Considerations

We consider the effect of tax, accounting and other regulatory requirements in designing and implementing compensation programs so that our programs meet regulatory requirements and efficiently deliver compensation. While these factors may impact plan designs, ultimately, decisions reflect the pay strategy of the Company and the program intent.

Section 162(m) Policy

Code Section 162(m) generally places a $1,000,000 limit on the amount of non-performance based compensation that KCI may deduct in any one year with respect to its Chief Executive Officer and the three next most highly compensated executive officers, other than the Chief Financial Officer. Certain performance-based compensation approved by shareholders is not subject to the deduction limit. KCI’s shareholder-approved 2004 Equity Plan and 2008 Omnibus Stock Incentive Plan were qualified so that certain awards under the plan constituted performance-based compensation not subject to Code Section 162(m). Prior to the Merger the compensation committee of KCI had not adopted a policy that all compensation must be deductible. Code Section 162(m) no longer applies subsequent to the Merger.
Insider Trading Policy and Policy Against Hedging

Our insider trading policy prohibits directors, employees and certain of their family members from purchasing or selling any type of security, whether issued by us or another company, while such person is aware of material non-public information relating to the issuer of the security or from providing such material non-public information to any person who may trade while aware of such information. This policy also prohibits directors and employees from engaging in short sales with respect to our securities, or entering into puts, calls or other “derivative” transactions with respect to our securities. Our insider trading policy also prohibits hedging transactions involving Company securities. We also have procedures that require trades by directors and executive officers to be pre-cleared by our General Counsel or his staff.

Policy on Recovery of Compensation

In February 2010, the Board of Directors formally adopted a Compensation Adjustment Policy. The goal of the policy is to ensure the fair and accurate payment of bonus and incentive compensation to executive officers based on the Company’s actual financial performance if subsequent information is revealed which leads to a restatement of financial results. Under the policy, in the event of a restatement of the Company’s financial results due to material noncompliance with any then-applicable financial reporting requirement under either GAAP or the federal securities laws, the Board may require executive officers of the Company to repay any portion of bonus or incentive compensation payments which are in excess of the amounts that would have been paid based on the restated financial results. In addition, the Board has the discretion to cause the Company to make incremental payouts to executive officers and other employees if any restatement of the Company’s financial results indicates that the Company should have made higher bonus or incentive compensation payments than those actually made.

The material in the following report is not “soliciting material,” is not deemed “filed” with the SEC, and is not incorporated by reference into any filing of KCI under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
Compensation Committee Report
Our compensation committee has reviewed and discussed the "Compensation Discussion and Analysis" section of this prospectus with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the "Compensation Discussion and Analysis" section be included in this prospectus on Form S-4.
        Respectfully submitted by the Compensation Committee of the Board of Directors
William J. Gumina
Erik Levy
Jim Pittman

2012 Summary Compensation Table
The following table sets forth the total compensation earned for services rendered during fiscal year 2012 for: (1) the individuals serving as our principal executive officers and principal financial officers during fiscal year 2012; and (2) the three other most highly compensated executive officers during fiscal year 2012 (which we refer to collectively as our named executive officers), as well as one additional individual who would have been among the three other most highly compensated executive officers but for the fact that the individual was not serving as an executive officer of the Company at the end of our last completed fiscal year. In addition, we have disclosed compensation for the chief executive officer of LifeCell Corporation, KCI's sister company, because she serves an important policymaking role as chief executive officer of Lifecell and as a member of the parent company board of directors. 2011 and 2010 compensation is presented for executives who were also named executive officers in 2011 and 2010. In accordance with SEC rules, 2011 and 2010 compensation is not presented for Messrs. Arnold, Cunniff and Mathews, or for Ms. Johnson, because they were not named executive officers in those years. Although Mr. Seidel was not a named executive officer in 2011, his compensation for 2011 is presented because he was a named executive officer in 2010. The 2012 Summary Compensation Table and the Grants of Plan-Based Awards in 2012 table should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our program.

Name and Principal Position (1)	Year	Salary (2) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compen- sation (6) ($)	Total ($)
Catherine M. Burzik Former Chief Executive Officer and President (7)	2012	52,500		—	—	—	6,200,858	6,253,358
	2011	1,445,833		2,705,120	1,266,935	558,940	3,065,715	9,042,543
	2010	882,500	—	1,218,000	2,745,115	883,097	19,322	5,748,034
Martin J. Landon Former Executive Vice President and Chief Financial Officer (8)	2012	262,750	—	—	—	—	9,311	272,061
	2011	451,500	—	1,015,586	3,252,136	286,902	6,488	5,012,612
	2010	420,000	—	304,500	724,405	301,392	6,279	1,756,576
Lisa N. Colleran President and Chief Executive Officer, LifeCell	2012	460,000	—	—	34,178	421,158	8,000	923,336
	2011	434,463	—	816,200	3,158,754	282,920	6,861	4,699,198
	2010	397,500	418,600	258,825	610,026	270,984	6,611	1,962,546
Joseph F. Woody President and Chief Executive Officer, KCI	2012	625,000	—	—	34,932	748,440	210,783	1,619,155
	2011	59,186	804,000	—	2,837,735	58,219	96,333	3,855,473
Teresa A. Johnson, VP and Interim Chief Financial Officer, KCI	2012	301,538	50,000	—	209,682	154,286	9,307	724,813
Peter Arnold, SVP Innovation and Strategic Marketing (9)	2012	234,602	—	—	620,000	116,003	2,128	972,733
James L. Cunniff, SVP Americas, KCI	2012	236,111	—	—	775,000	129,923	24,062	1,165,096
Michael E. Mathews, SVP International, KCI	2012	200,000	165,900	—	775,000	111,739	415,459	1,668,098
Stephen D. Seidel (10) Former Global President, Therapeutic Support Systems	2012	334,720	—	—	—	—	1,968,495	2,303,215
	2011	391,000	—	483,890	226,628	160,268	7,206	1,268,992
	2010	388,125	40,000	213,150	495,646	153,428	6,925	1,297,274

(1)	The material terms of each named executive officer's employment agreement or arrangement is described below, under the heading “Executive Officer Employment Agreements.”

(2)	The column “Salary” indicates the amount of base salary paid to the named executive officer during the fiscal year.

(3)	The 2012 Bonus amount paid to Mr. Mathews was a sign-on bonus. Ms. Johnson received a special one-time bonus in 2012 for the successful completion of the TSS divestiture.

(4)
The columns “Stock Awards” and “Option Awards” indicate the aggregate grant date fair value of awards in the year they were granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The 2011 and 2010 performance-based awards have been recorded at target on the grant date. The maximum value of the stock awards is two times the target amount. For a discussion of valuation assumptions, please see Note 10 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2011. Post Merger profits interest units were added to the option awards column combining pre-Merger and post-Merger value. Please also refer to the “Grants of Plan-Based Awards in 2012” table below for additional information regarding equity awards granted in 2012.

(5)
In the column “Non-Equity Incentive Plan Compensation,” we disclose the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans, including our Annual Incentive Bonus Guidelines, or AIB. Whether an award is included with respect to any particular fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, our AIB awards are annual awards and the payments under those awards are made based upon the achievement of financial results and personal objectives measured as of December 31 of each fiscal year; accordingly, the amount we report for AIB corresponds to the fiscal year for which the award was earned even though such payment was made after the end of such fiscal year. We expect the bonuses for the 2012 fiscal year will be paid in the first quarter of 2013.

(6)	In the column “All Other Compensation,” we disclose:

•	An aggregate of $143,000 in housing and travel expense reimbursements for Mr. Woody;

•	An aggregate of $15,207 in relocation expenses paid to Mr. Cunniff;

•	Mr. Mathews in 2012 received $200,198 in connection with his relocation overseas and an additional $209,105 paid in connection with his overseas assignment.

•	Perquisites unless the aggregate amount of such perquisites was less than $10,000;

•	Our contributions to the Company's retirement plans;

•	All “gross-ups” or other amounts reimbursed during the fiscal year for the payment of taxes; and

•	Any life insurance premiums we paid during the year for the benefit of a named executive officer.

(7)	Ms. Burzik's employment with the Company ended on January 4, 2012.

(8)	Mr. Landon's employment with the Company ended on July 17, 2012.

(9)	Mr. Arnold's compensation is reflected in USD using a conversion rate of 1.6 US dollars per British pound.

(10)	Mr. Seidel's employment with the Company ended on November 8, 2012.

In accordance with SEC regulations, we report use of corporate resources by our executive officers as a perquisite or other personal benefit unless it is “integrally and directly related” to the performance of the executive's duties. SEC rules require us to report this and other perquisites at our aggregate incremental cost. The amounts in the “All Other Compensation” column do not include any perquisites if the aggregate amount of such perquisites was less than $10,000.
Executive Officer Employment Agreements and Transition Arrangements
Upon hiring each of the named executive officers, the Company and the named executive officer executed an offer letter or employment agreement, as applicable, outlining the terms of employment for such officer. Each of these letters or agreements sets forth standard terms summarizing salary, bonus and benefits. These offer letters and employment agreements are described below.
Catherine M. Burzik. On October 16, 2006, Ms. Burzik executed a written offer letter with the Company providing for her employment as President and Chief Executive Officer beginning on November 6, 2006. Her initial annual base salary was $800,000. Ms. Burzik was eligible to receive an annual performance-based bonus with a target bonus of 110% of her annual base salary pursuant to the Company's AIB. Ms. Burzik was initially granted options to purchase 332,000 shares of KCI stock under the 2004 Equity Plan, which vested fully on November 6, 2010. Ms. Burzik also initially received a restricted stock grant of 88,200 shares under the 2004 Equity Plan, which vested fully on November 6, 2009. Pursuant to a transition arrangement entered into with the Company on November 2, 2011 (as modified by a Completion of Transition letter agreement dated December 28, 2011) in connection with the Merger, Ms. Burzik served as the Chief Executive Officer of KCI and LifeCell and was entitled to receive compensation at a gross monthly rate of $350,000 until her separation date on January 4, 2012 and to continue to participate in all retirement, welfare benefit, and perquisite plans and programs on the same basis as senior officers of KCI and LifeCell. Ms. Burzik was also eligible for severance benefits upon termination of her employment as presented in the “Executive Benefits and Payments Upon Termination Table,” below.
Martin J. Landon. In 1994, Mr. Landon executed a written offer letter with the Company providing for his employment as Senior Director of Corporate Development, and since 2002 served as the Company's Chief Financial Officer. Mr. Landon's base salary for calendar year 2012 was $462,000, and he was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Mr. Landon's target bonus for 2012 was 80% of his annual base salary. Mr. Landon was also eligible for severance benefits in the event his employment was terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below. Mr. Landon resigned from the Company in July 2012.

Lisa N. Colleran. In April 2008, Ms. Colleran executed an employment agreement with LifeCell Corporation providing for her employment as Vice President, Commercial Operations. Ms. Colleran is currently serving as President and Chief Executive Officer of LifeCell Corporation. Ms. Colleran's base salary in 2012 was $460,000. Her salary changed from $460,000 to $575,000 effective January 1, 2013 based on competitive position and strong performance. For 2012, Ms. Colleran was eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Ms. Colleran's target bonus for 2012 will be 100% of her 2013 base salary. Ms. Colleran is also eligible for severance benefits in the event her employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.
Joseph F. Woody. In November 2011, Mr. Woody executed an employment agreement with KCI providing for his employment as the Global President of Active Healing Solutions business unit of KCI. Under his employment agreement, Mr. Woody's base salary in 2012 was $625,000, subject to annual review and increase by KCI. His salary changed from $625,000 to $825,000 effective January 1, 2013 based on competitive position and strong performance. For 2011, Mr. Woody received a one-time signing bonus of $804,000 and $58,219 as a pro-rated portion of his annual performance-based bonus, which for 2012 will be a target of 100% of his 2013 base salary. Mr. Woody is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Stephen D. Seidel. In 2005, Mr. Seidel executed a written offer letter with KCI providing for his employment as Senior Vice President, General Counsel and Secretary. At the time of Mr. Seidel's departure from KCI, he served as Global President, Therapeutic Support Systems. Mr. Seidel's base salary for calendar year 2012 was $391,000, and he was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Mr. Seidel's target bonus for 2012 was 80% of his annual base salary. Mr. Seidel was also eligible for severance benefits upon termination of his employment as presented in the “Executive Benefits and Payments Upon Termination Table,” below. Mr. Seidel resigned from the Company in November 2012.
Michael E. Mathews. In July 2012, Mr. Mathews joined KCI as Senior Vice President, International, and in August 2012, Mr. Mathews executed a global assignment agreement with KCI providing for his relocation overseas. Pursuant to his agreement, Mr. Mathews's base salary in 2012 was $400,000 and he was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Mathews's target bonus for 2012 is 70% of his annual base salary, which will be pro-rated based on his service with KCI in 2012. Pursuant to his agreement, Mr. Mathews will also receive a monthly housing allowance up to £10,000 per month during his assignment in the United Kingdom, an annual allowance of $32,000, which represents the goods and services differential between the United Kingdom and the United States, work permits and schooling costs for dependents, a monthly car allowance of £1,100, and a tax true-up amount so that Mr. Mathews is only required to pay taxes on his compensation that he would have paid had he been located in the United States. In connection with his relocation, Mr. Mathews was entitled to relocation benefits for moving his household effects and family to and from the UK for the assignment in accordance with the Company's moving and relocation policy as in effect from time to time. For 2012, Mr. Mathews also received a one-time signing bonus of $165,900.

James L. Cunniff. In April 2012, Mr. Cunniff executed a written offer letter with KCI providing for his employment as Senior Vice President, Americas. Pursuant to his offer letter, Mr. Cunniff's base salary in 2012 was $400,000 and he was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Cunniff's target bonus for 2012 is 70% of his annual base salary, which will be pro-rated based on his service with KCI in 2012.

Peter Arnold. In May 2012, Mr. Arnold executed a written service agreement with KCI UK Holdings, Limited (“KCI UK”), a UK subsidiary of KCI, providing for his employment as Senior Vice President, Innovation and Strategic Marketing. The service agreement for Mr. Arnold provides for at-will employment and for a term of employment from May 21, 2012 until Mr. Arnold's 65th birthday, unless Mr. Arnold's employment is otherwise terminated. Pursuant to his service agreement, Mr. Arnold's annual base salary in 2012 was £250,000 and he was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Arnold's target bonus for 2012 is 60% of his annual base salary, which will be pro-rated based on his service with KCI in 2012.

Teresa A. Johnson. In 2002, Ms. Johnson executed a written offer letter with the Company providing for her employment as Assistant Controller, Special Projects, and since July 2012 has served as the Company's Interim Chief Financial Officer. As of July 2012, Ms. Johnson's base salary was $322,575, and she was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Ms. Johnson's target bonus for 2012 was 40% of her annual base salary. Ms. Johnson is also eligible for severance benefits in the event her employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Grants of Plan-Based Awards in 2012
The following table provides information concerning awards in 2012.

		Estimated Future Payouts Under Non Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Stock Unit Awards			Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
Name	Grant Date	Threshold (2) ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Catherine M. Burzik		—	—	—	—	—	—	—	—	—

Martin J. Landon		—	—	—	—	—	—	—	—	—

Lisa N. Colleran (5)		—	575,000	1,638,750	—	—	—	—	—	—
	7/26/2012	—	—	—	—	—	—	27,563	—	34,178

Joseph F. Woody(5)		—	825,000	2,351,250	—	—	—	—	—	—
	7/26/2012	—	—	—	—	—	—	28,171	—	34,932

Teresa A. Johnson (6)		—	185,130	527,621	—	—	—	—	—	—
	4/23/2012	—	—	—	—	—	—	81,000	—	100,440
	6/28/2012	—	—	—	—	—	—	83,333	—	103,333
	7/26/2012	—	—	—	—	—	—	4,765	—	5,909

Peter Arnold (7)(8)		—	140,761	401,169	—	—	—	—	—	—
	5/21/2012	—	—	—	—	—	—	485,998	—	602,638
	7/26/2012	—	—	—	—	—	—	14,002	—	17,362

James L. Cunniff (7)		—	165,278	471,042	—	—	—	—	—	—
	5/30/2012	—	—	—	—	—	—	607,498	—	753,298
	7/26/2012	—	—	—	—	—	—	17,502	—	21,702

Michael E. Mathews (7)		—	140,000	399,000	—	—	—	—	—	—
	5/30/2012	—	—	—	—	—	—	607,498	—	753,298
	7/26/2012	—	—	—	—	—	—	17,502	—	21,702

Stephen D. Seidel		—	—	—	—	—	—	—	—	—

(1)
These columns report the range of potential amounts pursuant to awards under non-equity incentive plans, including our Annual Incentive Bonus guidelines, or AIB. 2012 AIB Bonus amounts are reported in the 2012 Summary Compensation Table under "Non-Equity Incentive Plan Compensation." We expect the bonuses for the 2012 fiscal year will be paid in the first quarter of 2013.

(2)	The 2012 AIB does not provide for a threshold payout; therefore, this column is left blank intentionally.

(3)	This column reports the FASB ASC Topic 718 value of awards granted during 2012.

(4)	Awards made in 2012 were profits interest units with a distribution threshold of $5 per unit.

(5)	Ms. Colleran and Mr. Woody are eligible to receive a 2012 bonus based on a target bonus of 100% of their respective 2013 salaries.

(6)
Ms. Johnson is eligible to receive a pro rated bonus to reflect her bonus target of 40%, which was in effect until she assumed the interim CFO role in July 2012, at which point her bonus target was increased to 80% for 2012.

(7)	Messrs. Arnold, Cunniff and Mathews are eligible to receive a pro rata bonus based on their start date with the company.

(8)	M. Arnold's compensation is reflected in USD using a conversion rate of 1.6 US dollars per British pound.

Material Terms of Plans that Govern Share-Based Awards
On November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc., approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. At the time of plan adoption, the maximum aggregate number of interest units available for awards under the plan was 23,352,535, subject to adjustment as provided for in the plan. In July 2012 the limited partnership agreement of Chiron Guernsey Holdings L.P. Inc. was amended to allow for a maximum of 23,641,333 interest units available for awards under the plan. The vesting terms and expiration of each award shall be fixed by the compensation committee. The distribution threshold for awards granted under this plan is established by the compensation committee, which shall not be less than an amount equal to the fair market value of a limited partnership unit as of such date. “Fair Market Value” means the fair market value per limited partnership unit as determined by the compensation committee in good faith based upon the amount such limited partnership unit would have received as a distribution in the event of a liquidation of the limited partnership as of the date of determination, provided that, for the avoidance of doubt, no valuation discount (including for lack of marketability or minority interest) shall be taken into account when such determination is made.
Outstanding Equity Awards at 2012 Fiscal Year-End
The following table provides information concerning unexercised profits interest units that have not vested and equity incentive plan awards for each named executive officer outstanding as of the end of 2012. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

For profits interest unit awards, the table below discloses the distribution threshold and the expiration date.

The value of the profits interests unit awards are $1.33 per unit for the time based portion and $1.15 per unit for the performance-based portion. The valuation is based on FASB ASC Topic 718. The potential future value of the profits interests awards are directly related to the multiple on invested capital ("MOIC") received in a change in control transaction.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Catherine M. Burzik	—	—	—	—	—	—	—	—	—

Martin J. Landon	—	—	—	—	—	—	—	—	—

Lisa N. Colleran	279,888	839,664	1,119,552	5.00	—	—	—	—	—
	3,445	10,337	13,782	5.00

Joseph F. Woody (3)	468,101	780,170	1,040,226	5.00	—	—	—	—	—
	3,521	10,565	14,086	5.00

Teresa A. Johnson	24,696	74,088	98,784	5.00	—	—	—	—	—
	—	40,500	40,500	5.00
	—	41,667	41,667	5.00
	423	1,960	2,383	5.00

Peter Arnold	—	242,999	242,999	5.00	—	—	—	—	—
	—	7,001	7,001	5.00

James L. Cunniff	—	303,749	303,749	5.00	—	—	—	—	—
	—	8,751	8,751	5.00

Michael E. Mathews (4)	41,667	262,082	303,749	5.00	—	—	—	—	—
	—	8,751	8,751	5.00

Stephen D. Seidel	—	—	—	—	—	—	—	—	—

(1) Amounts listed are profits interest units with a distribution threshold of $5.00.
(2) Vesting for awards above are 50% time based and 50% performance based. The time based portion vests 25% after one year and the remaining 75% vests quarterly in equal amounts over the next 36 months so that vesting is 100% complete in 4 years. The performance portion vests one third when "MOIC" reaches 1.5x, two thirds when MOIC reaches 2.0x and 100% when MOIC reaches 2.5x where x is the original invested capital in the merger. The performance based portion also requires an event where the current owners receive payment such as in a change in control, public offering, or leveraged recapitalization.
(3) Mr. Woody received 208,045 profits interest units that were fully vested and nonforfeitable on the date of grant.
(4) Mr. Mathews received 41,667 profits interest units that were fully vested and nonforfeitable on the date of grant.
(5) Profits interest units have no expiration date.

Potential Payments Upon Termination or Change in Control
The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the named executive officer's employment had terminated on December 31, 2011 (other than for Ms. Burzik and Mr. Seidel, whose actual compensation payable in connection with their separation is described below, and other than Mr. Landon, who received no compensation in connection with his resignation from the Company), given the named executive officer's compensation and service levels as of such date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company's bonus plans, disability benefits and accrued salary and vacation benefits.
Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different from those estimated below. Factors that could affect these amounts include the timing during the year of any such event and the valuation of the Company at that time. There can be no assurance that a termination or change in control would produce the same or similar results as those described below if any assumption used to prepare this information is not correct in fact.
Burzik Offer Letter. Under Ms. Burzik's offer letter, in the event she had left the employment of KCI for “Good Reason” or if she had been terminated by the Company for any reason other than for “Cause,” she was eligible for the following severance pay and benefits: (i) a lump sum payment equal to two times her then prevailing base salary and target bonus; (ii) reimbursement of COBRA premiums for up to a total maximum of 18 months; and (iii) a pro-rated payment of her incentive bonus based upon actual performance.
Under her offer letter, Ms. Burzik was also entitled to receive compensation equal to three times her then-prevailing base salary and target bonus in the event her employment was terminated at or after a change in control. If any lump sum payment to Ms. Burzik was to be individually or together with any other amounts paid or payable constitute an “excess parachute payment” within the meaning of Code Section 280G, and applicable regulations thereunder, the amounts to be paid would have increased such that Ms. Burzik would receive the amount of compensation provided in her contract after payment of the tax imposed by Section 280G.
If any payment, distribution or other benefit to Ms. Burzik, arising in connection with the terms and conditions of her offer letter were subject to any tax under Code Section 4999, then KCI was obligated to pay Ms. Burzik an additional payment in an amount (“Gross-Up Payment”) such that, after payment by Ms. Burzik of all income and other taxes imposed on the Gross-Up Payment, she would have retained an amount of the Gross-Up Payment sufficient to pay the excise tax imposed on the payment.
Under Ms. Burzik's offer letter, “Good Reason” generally means the occurrence of any of the following without her prior written consent: (i) a material reduction of her authorities, duties, or responsibilities as an executive officer or director of KCI, provided that following a change in control, it shall be considered Good Reason if she determines, in good faith, that she cannot continue her duties as Chief Executive Officer of KCI; (ii) KCI's requiring her to be based at a location in excess of fifty miles from KCI's headquarters in San Antonio; (iii) a material reduction of her base salary or target bonus percentage as in effect from time to time; (iv) the failure of KCI to obtain a satisfactory agreement from any successor company to assume and agree to perform KCI's obligations under her offer letter and deliver a copy thereof to her; or (v) the failure of the Board to nominate or re-nominate her to serve on the Board.
Under Ms. Burzik's offer letter, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure to render services to KCI or any subsidiary or affiliate, provided that KCI or any subsidiary or affiliate provides her with adequate notice of such failure and, if such failure is capable of cure, she fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) an indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between her, on the one hand, and KCI or any subsidiary or affiliate on the other hand or a material breach of any material Company policy.
Ms. Burzik entered into a transition agreement, dated November 2, 2011, prior to the closing of and in connection with the Merger, with Chiron Guersney Holdings L.P., Inc., Chiron Guersney L.P., Inc., Chiron Topco, Inc., Chiron Holdings, Inc. and Chiron Merger Sub, Inc. (as modified by the Completion of Transition letter agreement dated December 28, 2011). Pursuant to the transition arrangement, Ms. Burzik served as the Chief Executive Officer of KCI and LifeCell and was entitled to receive compensation at a gross monthly rate of $350,000 until her separation date on January 4, 2012. In connection with her termination of employment, Ms. Burzik received separation payments consisting of (i) a lump sum cash payment equal to three times her current base salary and target annual bonus, such amount having been previously funded by KCI and LifeCell in a “rabbi” trust (ii) a pro rata payment of her incentive bonus based on actual performance for 2011 through the closing of the Merger, (iii) up to 18 months of continued health benefits, and (iv) accrued and unpaid base salary, accrued and unused vacation time, and accrued and vested benefits under the employee benefit plans of KCI. To the extent that the foregoing severance payments and benefits would cause Ms. Burzik to be liable for excise taxes by reason of the application of Sections 280G and 4999 of the Internal Revenue Code, Ms. Burzik will be entitled to an additional gross-up payment to indemnify her for the effect of the excise taxes. Ms. Burzik continues to remain subject to certain non-competition, non-solicitation, and confidentiality covenants contained in the award documentation for certain previously granted stock option and restricted stock unit awards.
Colleran Employment Agreement. Under the terms of Ms. Colleran's employment agreement dated November 4, 2011, Ms. Colleran will be entitled to the following severance pay and benefits if she is terminated by LifeCell without “Cause,” or if she terminates her employment for “Good Reason,” subject to her compliance with certain restrictive covenant obligations and to execution of a release of claims in favor of LifeCell, its affiliates and its subsidiaries: (i) a lump sum cash payment equal to one times a pro rated annual bonus determined based on the greater of the annual bonus for the previous fiscal year or the target annual bonus for the year of termination (or two times the annual target bonus for the year of termination, if such termination occurs within 24 months following a change in control); (ii) a lump sum cash payment equal to 12 months' base salary (or 24 months if such termination occurs within 24 months of a change in control); and (iii) 12 months of subsidized COBRA coverage (or 18 months of coverage, if such termination occurs within 24 months following a change in control) and an additional six months of COBRA coverage at LifeCell's sole expense. In the event Ms. Colleran is terminated as a result of her death or disability, she will be entitled to a pro rata bonus (based on the greater of the prior fiscal year's annual bonus or the target bonus for the year of termination), payable in a lump sum.

Pursuant to Ms. Colleran's employment agreement, if it is determined that any payments to her would be subject to the excise tax under Code Section 4999 in the event of a change in control, she is subject to a “Better After Tax” provision. This “Better After Tax” provision reduces Ms. Colleran's change in control payments if she would receive more on an after tax basis due to the reduction. Otherwise, Ms. Colleran's change in control payments are not reduced, and if she is subject to the excise tax, Ms. Colleran's employment agreement does not provide any gross-up payment for the excise tax.

Ms. Colleran's employment agreement contains (i) perpetual confidentiality restrictions that protect LifeCell's proprietary information, developments and other intellectual property and confidential and proprietary materials received from third parties for certain limited purposes, (ii) a non-competition covenant that prohibits Ms. Colleran from competing against LifeCell or its affiliates during the term of employment and for two years after termination of employment, and (iii) a non-solicitation covenant that prohibits Ms. Colleran from actively soliciting customers, suppliers, employees, agents or consultants of LifeCell or its affiliates during the term of employment and for two years after termination of employment.

Under Ms. Colleran's employment agreement, “Cause” generally means her (i) conviction of, guilty plea to or confession of guilt of a felony or a criminal act involving moral turpitude, (ii) commission of a fraudulent, illegal or dishonest act in respect of LifeCell or its successors, (iii) willful misconduct or gross negligence that reasonably could be expected to be injurious to the business, operations or reputation of LifeCell or its successors (monetarily or otherwise), (iv) material violation of LifeCell's policies or procedures in effect from time to time, provided that to the extent the violation is subject to cure, she will have a reasonable opportunity to cure the violation after written notice thereof, (v) material failure to perform her duties as assigned from time to time, provided that to the extent the failure is subject to cure, she will have a reasonable opportunity to cure the non-performance after written notice, (vi) breach of the terms of her restrictive covenants, or (vii) other material breach of her representations, warranties, covenants and other obligation under the employment agreement, provided that to the extent the breach of a covenant or other obligation is subject to cure, she will have a reasonable opportunity to cure the breach after written notice.

Under Ms. Colleran's employment agreement, “Good Reason” generally means (i) the failure of LifeCell, without Ms. Colleran's consent, to pay any amounts due to her or to fulfill any other material obligations under the agreement, other than failures that are remedied by LifeCell within 30 days after receipt of written notice; (ii) action by LifeCell that results in a material diminution, without Ms. Colleran's consent, in her duties and responsibilities (other than isolated actions not taken in bad faith and that are remedied by LifeCell within 30 days after receipt of written notice); (iii) any material decrease in Ms. Colleran's annual base salary; or (iv) any move of the offices of LifeCell without Ms. Colleran's consent, such that she would be required to commute more than 25 miles more each way than she commutes immediately prior to the relocation.

Woody Employment Agreement. Under the terms of Mr. Woody's employment agreement dated November 10, 2011, Mr. Woody will be entitled to the following severance pay and benefits if he is terminated by KCI without “Cause,” or if he terminates his employment for “Good Reason,” subject to compliance with certain restrictive covenant obligations and to execution of a release of claims in favor of KCI, its affiliates and its subsidiaries: (i) a lump sum cash payment equal to one times his then-current annual target bonus, and (ii) a lump sum cash payment equal to one times his then-current annual base salary (or the sum of the foregoing multiplied by (a) 1.5 if the performance of equal or greater than 90% of the applicable business plan goals have been achieved, or (b) 2 if such termination occurs within 24 months of a change in control); and (iii) 12 months of subsidized COBRA coverage (or 18 months if either the 1.5 or 2 times multiple in (i) above is used). In the event Mr. Woody is terminated as a result of his death or disability, he will be entitled to a pro rata bonus for the year of termination (determined based on actual results).

Mr. Woody's employment agreement contains (i) perpetual confidentiality restrictions that protect proprietary information, developments and other intellectual property and confidential and proprietary materials of KCI, its affiliates and its subsidiaries, which was received from third parties for certain limited purposes, (ii) a non-competition covenant that prohibits Mr. Woody from competing against the KCI, its affiliates, or its subsidiaries during the term of employment and for two years after termination of employment, and (iii) a non-solicitation covenant that prohibits Mr. Woody from actively soliciting customers, suppliers, employees, agents or consultants of KCI, its affiliates or its subsidiaries during the term of employment and for two years after termination of employment.

Under Mr. Woody's employment agreement, “Cause” generally means his (i) substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with his obligations and position with KCI or any subsidiary or affiliate, subject to his having received; adequate notice of such failure and his inability to cure such failure within 30 days after such notice; (ii) gross negligence, or breach of fiduciary duty; (iii) of, or no contest plea to, an act of theft, fraud or embezzlement, or a felony; or (iv) material breach of the terms of any agreement between him and either KCI or any subsidiary or affiliate or a material breach of any KCI policy, subject to his having received; adequate notice of such failure and his inability to cure such failure within 30 days after such notice.

Under Mr. Woody's employment agreement, “Good Reason” generally means (i) the material reduction of his title, duties, authority, responsibilities and/or reporting relationship, all from that which existed at the commencement of his employment, which is not cured within 30 days after his providing written notice to KCI; (ii) the reduction of his base salary (which is not cured within 30 days after his providing written notice) or target bonus percentage to below 100%; (iii) his relocation to a business location in excess of 50 miles from KCI's headquarters in San Antonio (which is not cured within 30 days after his providing written notice); (iv) KCI's the failure to obtain a satisfactory agreement from any successor of KCI to assume and agree to perform KCI's obligations under his employment Agreement and deliver a copy thereof to Mr. Woody, unless such assumption occurs by operation of law; or (v) KCI's material breach of any of its obligations under the employment agreement where KCI has failed to cure such breach within 30 days written notice from Mr. Woody.

Mathews Employment Agreement. Under the terms of Mr. Mathews's global assignment agreement, dated August 3, 2012, in the event of an involuntary termination of Mr. Mathews's employment by KCI, he is entitled to receive a severance payment equal to his annual base salary plus his annual target bonus, contingent on his execution of a waiver and general release of claims in favor of KCI. If Mr. Mathews is terminated during his assignment in the UK under his employment agreement, KCI will assume all reasonable, approved relocation and travel expenses incurred in moving Mr. Mathews's personal effects, household furnishings and family back to the US.

Arnold Service Agreement. Under the terms of Mr. Arnold's service agreement, dated May 14, 2012, in the event of a termination by KCI UK of Mr. Arnold's employment for any reason, Mr. Arnold is entitled to six months' written notice (the “Notice Period”) or, if KCI UK in its sole discretion terminates Mr. Arnold's employment immediately for certain reasons, payment of the base salary that Mr. Arnold would have been entitled to during the Notice Period in lieu of notice as of the date of termination. KCI UK may require Mr. Arnold to sign a general release of claims in favor of KCI UK before he is entitled to any payment in lieu of his Notice Period. The certain reasons for immediate termination under Mr. Arnold's agreement are if Mr. Arnold (i) is unable to properly perform his duties by reason of other obligations, illness, an accident or otherwise for a period of at least 180 working days within a 12-month period, (ii) fails or neglects efficiently and diligently to discharge his duties or is guilty of any serious or repeated breach of his obligations under his service agreement, in the reasonable opinion of KCI UK, (iii) is guilty of serious misconduct or any other conduct that is likely to prejudicially affect the interest of KCI UK, a subsidiary or holding company of KCI UK, or KCI (collectively, the “KCI UK Group”), in the reasonable opinion of KCI UK, or is convicted of a non-traffic arrestable offense, (iv) becomes bankrupt or makes an arrangement with his creditors, (v) breaches of any code of conduct, rule or regulation that applies to him during his employment with KCI UK, or (vi) ceases to be eligible to work in the United Kingdom, as contemplated by his service agreement.

Mr. Arnold's service agreement contains (i) a perpetual confidentiality covenant that protects the KCI UK Group's proprietary information, intellectual property and other confidential information, (ii) a non-competition covenant that prohibits Mr. Arnold from being concerned with a business that competes or is likely to compete against any business in which Mr. Arnold was actively involved during his employment with KCI UK and that is carried on by the KCI UK Group for either 12 months after termination of employment, if Mr. Arnold continues to work under his service agreement with KCI UK during the Notice Period, or six months, if Mr. Arnold receives payment in lieu of notice for six months, and (iii) a non-solicitation covenant that prohibits Mr. Arnold from actively soliciting business or customers or inducing suppliers, distributors, employees and independent contractors to cease their relationships with any member of the KCI UK Group for either 12 months after termination of employment, if Mr. Arnold continues to work under his service agreement with KCI UK during the Notice Period, or six months, if Mr. Arnold receives payment in lieu of notice for six months. In exchange for compliance with the non-competition and non-solicitation covenants, Mr. Arnold is entitled to a one-time lump sump payment equal to either one year of his base salary plus his target bonus under KCI's AIB, if such covenants apply for 12 months, or six months of his base salary plus his target bonus under the AIB, if such covenants apply for six months.

Bibb Offer Letter Agreement. KCI entered into an employment offer letter dated April 7, 2011 with John Bibb to serve as Senior Vice President and General Counsel of KCI. The offer letter provides for at-will employment with no fixed term of employment, an annual base salary of $340,000, a discretionary incentive bonus opportunity with a target bonus value equal to 60% of Mr. Bibb's annual base salary, and perquisites consisting of up to $5,000 per year for tax planning assistance and $2,000 per year for a physical exam. In addition, the offer letter provides for the issuance of equity awards, consisting of a combination of stock options, restricted stock units and shares, with a target value of $550,000 based on a Black-Scholes valuation model. The offer letter also contemplates the execution of a retention agreement with Mr. Bibb as further described below.

Seidel Separation Agreement. Effective November 8, 2012, Mr. Seidel ceased to be the Global President, Therapeutic Support Systems, and, in connection therewith, entered into a separation agreement with KCI. Under his separation agreement, which contains a general release of claims in favor of KCI, its affiliates and its subsidiaries, Mr. Seidel agreed to remain available to assist with transitional matters from the date of his termination of employment through February 28, 2013 (such period, the “Transition Period”). In consideration of his obligations under the separation agreement, Mr. Seidel received a lump sum cash termination amount of $1,907,600 on or around November 16, 2012 and is entitled to receive (i) a cash payment of $157,000 on or prior to March 15, 2013, (ii) 18 months of continued health benefits and (iii) during the Transition Period, $250.00 per hour for performance of services provided by Mr. Seidel for KCI, provided that if he works more than four hours performing such services, then KCI shall pay him the greater of eight hours or the number of hours actually spent performing such services.

Mr. Seidel's separation agreement contains (i) a perpetual confidentiality covenant that protects KCI's trade secrets, future developments, proprietary information and other confidential information, (ii) a non-competition covenant that prohibits Mr. Seidel from being a partner, associate, employee, agent, principal, or in any other capacity, participating with or becoming associated with any person, firm, partnership, corporation or other entity that is primarily engaged in the marketing, rental or sale of specialized therapeutic support systems for a period of two years following termination of employment and (iii) a non-solicitation covenant that prohibits Mr. Seidel from actively soliciting employees, agents, consultants, customers, or suppliers of KCI, its subsidiaries and affiliates during a period of one year following termination of employment.

Executive Retention Agreements. KCI has entered into an executive retention agreement with Mr. Bibb. The executive retention agreement generally provides for at-will employment. In the event that the executive is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by the executive without “Good Reason,” the executive generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The executive retention agreement provides that upon termination of employment by KCI without “Cause” or by the executive for “Good Reason,” subject to the executive's execution of a release in favor of KCI, its affiliates, and its subsidiaries, the executive will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the sum of executive's annual base salary and annual target bonus (or, in the case of such termination not in connection with a change in control, the annual average bonus over the prior three years), and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination.

Alternatively, if the executive is terminated without Cause or resigns for Good Reason within 24 months following a change in control, the executive is eligible for a severance payment amount of two times the sum of his base salary and annual target bonus, and reimbursement of COBRA premiums for up to 18 months.

Key Employee Retention Agreement. KCI has entered into a key employee retention agreement with Ms. Johnson. The key employee retention agreement provides for at-will employment. In the event that the employee is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by the employee without “Good Reason,” the employee generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The key employee retention agreement provide that upon termination of employment by KCI without “Cause” or by the employee for “Good Reason,” subject to the employee's execution of a release in favor of KCI, its affiliates, and its subsidiaries, the employee will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the employee's annual base salary, and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination. Alternatively, if the employee is terminated without Cause or resigns for Good Reason within 24 months following a change in control, the employee is eligible for a severance payment of one times the sum of her annual base salary and annual target bonus, and reimbursement of COBRA premiums for up to 12 months.

Under both the Executive Retention Agreement and Key Employee Retention Agreements described above, “Good Reason” generally means the occurrence of any of the following: (i) the material reduction of the executive's duties and/or responsibilities, which is not cured within 30 days after the executive provides written notice to the Company; provided, however, it shall not be considered Good Reason if, upon or following a change in control, the executive's duties and responsibilities remain the same as those prior to the change in control but the executive's title and/or reporting relationship is changed; (ii) the material reduction of the executive's base salary (which is not cured within 30 days after the executive provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of the Company; or (iii) the relocation of the executive to a business location in excess of 50 miles from the Company's headquarters in San Antonio (which is not cured within 30 days after the executive provides written notice).

Under both the Executive Retention Agreement and Key Employee Retention Agreements described above, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to the Company or any subsidiary or affiliate in accordance with the executive's obligations and position with the Company, subsidiary or affiliate; provided that the Company or any subsidiary or affiliate provides the executive with adequate notice of such failure and, if such failure is capable of cure, the executive fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) the executive's indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between the executive and the Company or between the executive and any subsidiary or affiliate of the Company or a material breach of any Company policy.

Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Executives of the Company are eligible to receive equity awards under the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan, which was adopted subsequent to the Merger. The plan generally provides for the grant of profits interest awards at the discretion of the compensation committee who serves as the administrator of the plan at the direction of the GP. In November 2011, Messrs. Bibb, Landon and Woody and Ms. Colleran were granted awards under the plan, which generally have the terms described below and entitle each executive to share in a portion of the capital appreciation of Chiron Guernsey Holdings L.P. Inc. after return to the Sponsors of their invested capital.

Fifty percent of the awards are subject to time-based vesting conditions and generally vest over a four-year period with 25% of the time-based tranche becoming vested on the first anniversary of the grant date and the remainder of the time-based award becoming vested in quarterly installments over the following three-year period. The other fifty percent of the awards are subject to performance-based vesting conditions and generally vest on a liquidity event (generally including a change in control, an initial public offering or a leveraged recapitalization of the Company) as to one-third of the performance-based tranche if the Sponsors receive a cumulative return of 1.5 times their invested capital in the Company, as to an additional one-third of the performance-based tranche if the Sponsors receive a cumulative return of 2.0 times their invested capital in the Company, and as to an additional one-third of the performance-based tranche if the Sponsors receive a cumulative return of 2.5 times their invested capital in the Company.

In the event of an executive's termination of employment without “Cause” or for “Good Reason,” the portion of the time-based tranche that would have vested on the next scheduled vesting date will become vested on the date of such termination, and the remaining unvested portion of the time-based award may become fully vested if a change in control occurs within 105 days following the date of such termination, disregarding the prior termination of employment for such purposes. In addition, in the event of an executive's termination of employment without “Cause” or for “Good Reason,” the performance-based tranche will remain eligible to become vested if a liquidity event occurs within six months following such termination and the applicable cumulative return thresholds are satisfied.

For Ms. Colleran and Messrs. Landon and Woody, in the event of certain divestitures of individual business segments of the Company and certain corresponding terminations of employment, (i) the time-based tranche may become fully vested if the executive remains employed through such divestiture and uses best efforts to effect such divestiture, and (ii) the performance-based tranche may remain eligible to become vested upon a liquidity event occurring within two years following such termination if the executive remains employed through such divestiture and uses best efforts to effect such divestiture, and the business unit subject to the divestiture achieves certain pre-established business plan goals as of the date of the divestiture.

For all named executive officers, in the event of a reorganization and corresponding termination of employment, the performance-based tranche may remain eligible to become vested upon a liquidity event occurring within two years following such termination if the business unit for which the employee performs services achieves certain pre-established business plan goals as of the date of the reorganization.

The profits interest awards are subject to customary repurchase rights, restrictions on transfer and other security holder rights, and the executives have the right to require the profits interests to be repurchased at fair market value by Chiron Guernsey Holdings L.P. Inc. upon a termination due to death or physical or mental incapacity.

Under the Executive Equity Incentive Plan, “Cause” means conduct involving one or more of the following: (i) the substantial and continuing failure of the participant to render services to the Company in accordance with the participant's obligations and position with the Company, provided that the Company provides the participant with adequate notice of such failure and, if such failure is capable of cure, the participant fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence or breach of fiduciary duty; (iii) the participant's indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of any agreement between the participant, on the one hand, and the Company on the other hand or a material breach of any material Company policy.

Under the Executive Equity Incentive Plan, “Good Reason” means one or more of the following: (i) the material reduction of participant's duties and/or responsibilities, which is not cured within 30 days after the participant provides written notice to the Company; provided however, it shall not be considered Good Reason if, upon or following a change in control, the participant's duties and responsibilities remain the same as those prior to a change in control but the participant's title and/or reporting relationship is changed; (ii) the material reduction of participant's base salary (which is not cured within 30 days after the participant provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of the Company; or (iii) the relocation of the participant to a business location in excess of 50 miles from the participant's place of employment on the date of grant (which is not cured within 30 days after the participant provides written notice). To be considered a resignation from employment on an account of Good Reason, the participant must provide written notice to the Company (stating that participant believes one or more of the Good Reason conditions described above exists) within 30 days following the initial existence of such condition, and must resign within 30 days following the Company's failure to cure such condition.

Executive Benefits and Payments Upon Termination Table
The following table shows the potential payments to our named executive officers under existing agreements, plans or other arrangements for various scenarios involving a change in control or termination of employment, in each case assuming the termination date was December 31, 2012 (other than for Ms. Burzik and Mr. Seidel, whose actual compensation payable in connection with their separation is described below, and other than Mr. Landon, who received no compensation in connection with his resignation from the Company).

Name	Good Reason Termination (1)($)	Involuntary Not for Cause Termination (1)($)	Change in Control(2)($)	Termination Following a Change in Control ($)	Termination Due to Death or Disability($)
Joseph F. Woody
Severance (3)	1,875,000	1,875,000	—	2,500,000	—
COBRA premium reimbursements (4)	18,213	18,213	—	18,213	—
Total	1,893,213	1,893,213	—	2,518,213	—

Lisa N. Colleran
Severance	920,000	920,000	—	1,840,000	—
COBRA premium reimbursements (4)	18,213	18,213	—	18,213	—
Total	938,213	938,213	—	1,858,213	—

Teresa A. Johnson
Severance	322,575	322,575	—	451,605	—
COBRA premium reimbursements (4)	—	—	—	—	—
Total	322,575	322,575	—	451,605	—

Peter Arnold
Severance	—	—	—	—	—
COBRA premium reimbursements (4)	—	—	—	—	—
Total	—	—	—	—	—

James L. Cunniff
Severance	680,000	680,000	—	680,000	—
COBRA premium reimbursements (4)	18,764	18,764	—	18,764	—
Total	698,764	698,764	—	698,764	—

Michael E. Mathews
Severance	680,000	680,000	—	680,000	—
COBRA premium reimbursements (4)	—	—	—	—	—
Total	680,000	680,000	—	680,000	—

Stephen D. Seidel
Severance	1,956,409	1,956,409	—	1,956,409	—
COBRA premium reimbursements (4)	28,152	28,152	—	28,152	—
Total	1,984,561	1,984,561	—	1,984,561	—

Catherine M. Burzik (5)
Severance	6,192,859	6,192,859	—	6,192,859	—
COBRA premium reimbursements (4)	28,152	28,152	—	28,152	—
Total	6,221,011	6,221,011	—	6,221,011	—

(1)	This column assumes that no liquidity event or change in control would occur within 105 days after termination.

(2)	This column assumes that long-term incentives were assumed by a successor corporation.

(3)	These amounts assume the Business Plan Condition (as defined in Mr. Woody’s Employment Agreement) has been met.

(4)	This amount is based on the estimated annual cost of health care premiums to KCI, and represents the maximum potential reimbursement amount.

(5)	Ms. Burzik is eligible to receive COBRA premium reimbursements as per her transition agreement.

2012 Director Compensation Table
The following table provides information concerning the compensation of the non-employee, independent members of the Board of Directors for 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Ronald Matricaria (2) (3)	112,500	—	1,935,049	37,500	2,085,049
Timothy E. Guertin	25,000	—	—	—	25,000

(1)
The columns “Stock Awards” and “Option Awards” indicate the aggregate grant date fair value in the year the awards were granted, computed in accordance with FASB ASC Topic 718. For a discussion on valuation assumptions, see Note 10 of the notes to the consolidated financial statements for the fiscal year ended December 31, 2011. Profits interest units were added to the option awards column.

(2)	Mr. Matricaria resigned from the board of directors effective as of March 31, 2012. All profits interest units granted were forfeited upon his resignation.

(3)	In connection with his resignation, Mr. Matricaria received a separation payment of $37,500.

ITEM 12: SECURITY OWNERSHIP
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding the ownership of limited partnership interests of Centaur Guernsey L.P. Inc. as of December 31, 2012 for: (1) each director; (2) each of the executive officers, including those named in the 2012 Summary Compensation Table; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our limited partnership interests.

		Limited Partnership Interests Beneficially Owned (1)
Name		# of Units	% of A-1 Class
Chiron A S.à r.l.. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	……………………………………	54,028,151	15.82%
Chiron B1 S.à r.l. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	……………………………………	92,960,329	27.23%
Eagle AIV, L.P. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	……………………………………	23,158,035	6.78%
CPP Investment Board Private Holdings Inc. Canada Pension Plan Investment Board One Queen Street East, Suite 2600 P.O. Box 101 Toronto, Ontario M5C 2W5	……………………………………	84,221,670	24.67%
Port-aux-Choix Private Investments II Inc. Public Sector Pension Investment Board 1250 Rene-Levesque Blvd. West Suite 900 Montreal, Quebec H3B 4W8	……………………………………	73,086,029	21.41%

	Limited Partnership Interests Beneficially Owned (1)
Directors and Executive Officers (2)	# of Units	% of A-2 Class
Joseph F.Woody…………………………..……………………………………………………	50,000	4.67%
Lisa N. Colleran…….......…………………..……….…………………………………………	314,497	29.38%
John T. Bibb………………………..………………..………………………………………….	148,956	13.92%
David A. Lillback………………………..………….………………………………………….	97,030	9.07%
Rohit Kashyap, Ph.D……………….....…………..……………………………………………	140,987	13.17%
Ron P. Silverman, M.D., FACS………………………….......…………………………………	40,021	3.74%
David Ball………………………..………………………....………………………………….	8,547	0.80%
Teresa A. Johnson………………………..…………………………………………………….	21,764	2.03%
Total Officers and Directors	821,802	76.78%

(1)	Class A-1 interests represent 99.7% of the limited partnership interests. Class A-2 interests possess no voting rights and a lower distribution priority than Class A-1 interests.

(2)
Messrs. Gumina, Dyson, Fasano, Guertin, Levy, Megrue, Pittman, Roll, Arnold, Cunniff, Hulse and Mathews own no limited partnership interests at December 31, 2012. Unless otherwise indicated the address of each individual listed in this table is c/o Kinetic Concepts, Inc., 12930 IH 10 West, San Antonio, Texas 78249.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review, Approval and Ratification of Transactions with Related Persons

Our Code of Conduct details numerous obligations for all Company directors, executive officers and employees relating to (a) responsibilities to the organization, (b) fair dealing, (c) conflicts of interest, (d) bribery and corruption laws, (e) responsibilities to other employees, (f) interacting with the government, (g) international business, and (h) healthcare laws, and provides guidance on the disclosure or reporting of activities that create or appear to create an actual or potential conflict of interest.

The Code of Ethics for Chief Executive and Senior Financial Officers requires designated officers to comply with the laws that govern the conduct of the Company's business and to report suspected violations. It requires these officers to promote compliance with the Company's policy to make full and accurate disclosure in the documents filed with the SEC and also requires disclosure of a conflict of interest to the Executive Committee of the Board of Directors.

In addition, the stockholders' agreement of Chiron Holdings GP, Inc. provides that certain related party transactions must be approved by a majority of the votes of the Board of Directors, including all of the votes of the directors designated by the non-interested Sponsor.

It is not possible to describe the many types of transactions covered by these policies meaningfully. The policies are intended to cover significant transactions such as contracts, investments, purchase orders or acquisitions or divestitures between the Company and its officers and directors or their affiliates.

Services Agreements

In connection with the Merger, we entered into the service agreements as described below. The aggregate ongoing annual fees under such services agreements do not exceed approximately $6 million per annum in the aggregate.
KCI and LifeCell each entered into material event services agreements with each of the Sponsors, their affiliates or their designees (each, a “Material Event Services Agreement”) pursuant to which KCI and LifeCell retain each of the Sponsors, their affiliates or their designees to provide consulting services to KCI or LifeCell (as applicable) relating to the structuring and documentation of the acquisition of such company, financial and business due diligence with respect to the acquisition of such company, financing required for the acquisition of such company, future financings and refinancing, exit events, and acquisitions and divestitures. The Material Event Services Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of KCI or LifeCell (as applicable) Each Material Event Services Agreement remains in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the Material Event Services Agreement will terminate at the next anniversary of the date of the Material Event Services Agreement. Each Material Event Services Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI or LifeCell (as applicable) elects to continue such agreement. Each Material Event Services Agreement provides for an upfront closing fee payable to each of the Sponsors, their affiliates or their designees at the closing of the Merger. In connection with such agreements, each of KCI and LifeCell provide customary exculpation and indemnification provisions in favor of each of the Sponsors, their affiliates or their designees in connection with the services they provide to each of KCI and LifeCell.
In connection with the Merger, KCI entered into a service agreement with US Holdco (the “US Holdco Service Agreement”) pursuant to which KCI retained US Holdco to provide strategic services to KCI relating to financing and strategic business planning, add-on investments and analysis. The US Holdco Service Agreement provides that US Holdco will only serve as a consultant and not be involved in the management or operations of KCI. The US Holdco Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the US Holdco Service Agreement will terminate at the next anniversary of the date of the US Holdco Service Agreement. The US Holdco Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI elects to continue such agreement. The US Holdco Service Agreement provides for an ongoing annual advisory service fee payable to US Holdco in four equal quarterly installments. Upon the termination of the US Holdco Service Agreement, a payment for foregone services fees may become payable to US Holdco. KCI agrees to indemnify US Holdco and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the US Holdco Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by US Holdco to KCI and losses arising from indemnities and hold harmless obligations entered into by US Holdco in connection with the Merger Agreement.

In connection with the Merger, US Holdco entered into service agreements with each of the Sponsors, their affiliates or their designees (each, a “Sponsor Service Agreement”) pursuant to which US Holdco retained each of the Sponsors, their affiliates or their designees to provide consulting services to US Holdco relating to financing and strategic business planning and in order to assist US Holdco in fulfilling its obligations under the US Holdco Service Agreement with KCI. The Sponsor Service Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of US Holdco. Each Sponsor Service Agreements remains in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the Sponsor Service Agreement will terminate at the next anniversary of the date of the Sponsor Service Agreement. Each Sponsor Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation US Holdco elects to continue such agreement. Each Sponsor Service Agreement provides for an ongoing annual advisory service fee payable to each of the Sponsors, their affiliates or their designees in four equal quarterly installments. Upon the termination of a Sponsor Service Agreement, a payment for foregone services fees may become payable to the appropriate Sponsor. US Holdco agrees to indemnify each of the Sponsors and their partners, shareholders, members, controlling persons, affiliates, designees, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the Sponsor Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by each of the Sponsors, their affiliates or their designees to US Holdco and losses arising from indemnities and hold harmless obligations entered into by each of the Sponsors, their affiliates or their designees in connection with the Merger Agreement.
In connection with the Merger, LifeCell entered into a service agreement with the general partner of Chiron Guernsey Holdings L.P. Inc. (“Guernsey Holdings”), Chiron Holdings GP, Inc. (“GP”), a Delaware corporation (the “GP Service Agreement”), pursuant to which LifeCell retained GP to provide strategic services to LifeCell relating to financing and strategic business planning, add-on investments and analysis. The GP Service Agreement provides that GP will only serve as a consultant and not be involved in the management or operations of LifeCell. The GP Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the GP Service Agreement will terminate at the next anniversary of the date of the GP Service Agreement. The GP Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation LifeCell elects to continue such agreement. The GP Service Agreement provides for an ongoing annual advisory service fee payable to GP in four equal quarterly installments. Upon the termination of the GP Service Agreement, a payment for foregone services fees may become payable to GP. LifeCell will agree to indemnify GP and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the GP Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by GP to LifeCell and losses arising from indemnities and hold harmless obligations entered into by GP in connection with the Merger Agreement.
In connection with the Merger, GP entered into service agreements with each of the Sponsors, their affiliates or their designees (each, a “GP Sponsor Service Agreement”) pursuant to which GP retained each of the Sponsors, their affiliates or their designees to provide consulting services to GP relating to financing and strategic business planning and in order to assist GP in fulfilling its obligations under the GP Service Agreement with LifeCell. The GP Sponsor Service Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of GP. Each GP Sponsor Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the GP Sponsor Service Agreement will terminate at the next anniversary of the date of the GP Sponsor Service Agreement. Each GP Sponsor Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation GP elects to continue such agreement. The GP Sponsor Service Agreements provide for an ongoing annual advisory service fee payable to each of the Sponsors, their affiliates or their designees in four equal quarterly installments. Upon the termination of a GP Sponsor Service Agreement, a payment for foregone services fees may become payable to the appropriate Sponsor. GP will agree to indemnify each of the Sponsors and their partners, shareholders, members, controlling persons, affiliates, designees, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the GP Sponsor Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by each of the Sponsors, their affiliates or their designees to GP and losses arising from indemnities and hold harmless obligations entered into by each of the Sponsors, their affiliates or their designees in connection with the Merger Agreement.
Management Investment

Subsequent to the Merger, Messrs. Arnold, Ball, Bibb, Cunniff, Kashyap, Landon, Lillback, Mathews, Silverman, and Woody, and Mlles. Colleran and Johnson have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings. In connection with his resignation from the Company in July 2012, Mr. Landon entered into a repurchase agreement with Guernsey Holdings and GP, pursuant to which Guernsey Holdings repurchased all of Mr. Landon's Class A-2 units from Mr. Landon at par.

Guertin Offer Letter

In connection with Mr. Guertin's appointment to the board of directors of GP, Mr. Guertin executed a written offer letter with GP regarding his appointment to the board of GP as a non-executive director. Pursuant to the offer letter, we agreed to pay our independent director, Mr. Guertin, an annual director fee of $100,000, payable in regular quarterly installments, beginning in the fourth quarter of fiscal year 2012.

Indemnification Agreements

On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates.

In January 2013, the Centaur Guernsey G.P. Inc., Chiron Guernsey GP Co. Limited, KCI, KCI USA, Inc. and LifeCell entered into an indemnification agreement with each of the directors of Chiron Holdings GP, Chiron Guernsey GP Co. Limited, KCI, KCI USA, Inc. and LifeCell. The indemnification agreements contain customary exculpation and indemnification provisions in favor of the directors and certain of their affiliates.

Agreements with Officers

In addition, we have certain agreement with our officers which are described in the section entitled "Executive Compensation."
Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.
However, if we were a listed issuer whose debt securities were traded on the New York Stock Exchange (NYSE) and subject to such requirements, we would be entitled to rely on the debt listings exception contained in the NYSE Listing Manual, Rule 303A.00 for the exception from the requirements of Rule 303A, generally, including the requirement to have a Board of Directors made up of a majority of independent directors.
Furthermore, because we are not a listed issuer, we are also not subject to the requirements of Rule 10A-3 of the Exchange Act with respect to the independence of the members of our audit committee. Nevertheless, pursuant to an evaluation of director independence, as determined by the rules of the New York Stock Exchange, Mr. Timothy Guertin meets the test for director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements, audits of internal controls, the reviews of the consolidated financial reports included in our quarterly reports and statutory audits, in each case, for each of the years ended December 31, 2012 and 2011 amounted to approximately $1.9 million and $2.5 million, respectively.
Audit Related Fees
The aggregate fees billed by Ernst & Young LLP for audit related services was $345,000 for the year ended December 31, 2012. No audit related fees were billed for the year ended December 31, 2011.
Tax Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2012 and 2011 amounted to approximately $691,000 and $810,000, respectively. Such services consisted of tax planning, transaction support and compliance.
All Other Fees
No other fees were billed by Ernst & Young LLP for services other than those described above under “Audit Fees,” “Audit Related Fees” and “Tax Fees” for each of the years ended December 31, 2012 and 2011.

Audit and Compliance Committee Pre-Approval Policies and Procedures
The Audit Committee policies and procedures for pre-approving all audit and non-audit services provided by our independent auditors require that all engagements for services by Ernst & Young LLP or other independent auditors be subject to prior approval by the Audit Committee. For audit services, the auditor must provide the Audit Committee with an audit plan, no later than May 31 of each year, which outlines the scope of the audit services proposed to be performed during the fiscal year, along with a fee estimate. If approved by the Audit Committee, the audit plan is formally accepted by the Audit Committee at a regularly scheduled meeting. For non-audit services, our management must submit to the Audit Committee for approval, no later than May 31 of each year, the list of non-audit services that it recommends the auditor be engaged to provide that year, along with a fee estimate for the services. The Audit Committee will review, and at its sole discretion, approve, a list of services along with fees for such services. The Audit Committee is to be informed routinely by management and the auditor as to the non-audit services actually provided by the auditor pursuant to the pre-approval process.
Additionally, the Audit Committee has delegated to its Chairman the authority to amend or modify the list of approved, permissible, non audit services and fees for which estimated fees do not exceed $50,000. The Chairman will report any such action taken to the Audit Committee at its next meeting.
All services provided by Ernst & Young LLP and the related fees set forth above were unanimously approved by the Audit Committee in accordance with the pre-approval procedures described above, and were deemed not incompatible with maintaining Ernst & Young LLP's independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011 (Successor)

Consolidated Statements of Operations for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor)

Consolidated Statements of Comprehensive Income for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor)

Consolidated Statements of Shareholders' Equity for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor)

Consolidated Statements of Cash Flows for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor)

Notes to Consolidated Financial Statements
2. Financial Statement Schedules

The following consolidated financial statement schedule for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor) is filed as part of this Annual Report:

Schedule II-Valuation and Qualifying Accounts for the year ended December 31, 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor), period from January 1 through November 3, 2011 (Predecessor) and the year ended December 31, 2010 (Predecessor)

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b) Exhibits
The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

2.2	Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 12, 2011).
3.1	Amended Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on November 10, 2011).
3.2	Amended and Restated Bylaws of Kinetic Concepts, Inc. (filed as Exhibit 3.2 to our From 8-K filed on November 10, 2011).
3.3	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.4	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.5	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to our Form 8-K filed on November 10, 2011).
4.3
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to our Form 8-K filed on November 10, 2011).

4.4	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to our Form 8-k filed on November 10, 2011).
4.5
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to our Form 8-K filed on November 10, 2011).

*10.1
Form of Director Indemnification Agreement among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and each of the non-executive directors of Chiron Holdings GP, Inc (filed as Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.2
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and John T. Bibb (filed as Exhibit 10.2 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.3
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Lisa N. Colleran (filed as Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.4
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.5
Form of Chiron Guernsey Holdings L.P. Inc. Equity Incentive Plan Standard Profits Interest Unit Award Agreement (filed as Exhibit 10.5 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.6
Service Agreement by and between KCI UK Holdings Limited and Peter Arnold, dated May 14, 2012 (filed as Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

Exhibit Number	Description
*10.7
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Peter Arnold, dated May 21, 2012 (filed as Exhibit 10.24 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.8
Letter of Understanding - Global Assignment Agreement by and between KCI USA, Inc. and Michael Mathews, dated August 3, 2012 (filed as Exhibit 10.25 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.9
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Michael Mathews, dated July 2, 2012 (filed as Exhibit 10.26 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

10.10	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.11	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-4 filed on October 1, 2012) .
*10.12
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Executive Profits Interest Unit Award Agreement (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on October 1, 2012)
.

*10.13	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012)
*10.14
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012)

*10.15	Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated November 10, 2011 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.16
Amended and Restated Employment Agreement by and between LifeCell Corporation and Lisa Colleran, dated November 4, 2011 (filed as Exhibit 10.12 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.17
Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa A. Johnson, dated January 2008 (filed as Exhibit 10.13 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.18
Addendum to Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa Johnson, dated January 2008 (filed as Exhibit 10.27 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.19
Offer Letter by and between Chiron Holdings GP, Inc. and Tim Guertin, dated October 14, 2012 (filed as Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.20	Offer Letter by and between KCI USA, Inc. and Jim Cunniff, dated April 30, 2012 (filed as Exhibit 10.30 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).
*10.21	Promotion Letter by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.14 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.22	Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.15 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.23
Agreement regarding Separation from Employment by and between Kinetic Concepts, Inc. and Stephen D. Seidel, dated November 8, 2012 (filed as Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

10.24
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on November 10, 2011)

Exhibit Number	Description
10.25
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

10.26
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.19 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)
.

10.27
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.20 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

10.28
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc.,and Apax Partners, L.P.,PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 5, 2013.

CENTAUR GUERNSEY L.P. INC.

By:	/s/ William J. Gumina
William J. Gumina
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. Gumina	Chairman of the Board of Directors	March 5, 2013
WILLIAM J. GUMINA

/s/ Joseph F. Woody	Director, President and Chief Executive Officer of Kinetic Concepts, Inc.	March 5, 2013
JOSEPH F. WOODY	(Principal Executive Officer)

/s/ Lisa N. Colleran	Director, President and Chief Executive Officer of LifeCell Corporation	March 5, 2013
LISA N. COLLERAN	(Principal Executive Officer)

/s/ Teresa A. Johnson	Vice President and Interim Chief Financial Officer	March 5, 2013
TERESA A. JOHNSON	(Principal Financial and Principal Accounting Officer)

/s/ Steven Dyson	Director	March 5, 2013
STEVEN DYSON

/s/ Jim Fasano	Director	March 4, 2013
JIM FASANO

/s/ Timothy Guertin	Director	March 5, 2013
TIMOTHY GUERTIN

/s/ Erik Levy	Director	March 4, 2013
ERIK LEVY

/s/ John F. Megrue, Jr.	Director	March 5, 2013
JOHN F. MEGRUE, JR.

/s/ Jim A. Pittman	Director	March 5, 2013
JIM A. PITTMAN

/s/ Warren Roll	Director	March 5, 2013
WARREN ROLL

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2008).

2.2	Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 12, 2011).
3.1	Amended Articles of Incorporation of Kinetic Concepts, Inc. (filed as Exhibit 3.1 to our Form 8-K filed on November 10, 2011).
3.2	Amended and Restated Bylaws of Kinetic Concepts, Inc. (filed as Exhibit 3.2 to our From 8-K filed on November 10, 2011).
3.3	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.4	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.5	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to our Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to our Form 8-K filed on November 10, 2011).
4.3
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to our Form 8-K filed on November 10, 2011).

4.4	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to our Form 8-k filed on November 10, 2011).
4.5
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to our Form 8-K filed on November 10, 2011).

*10.1
Form of Director Indemnification Agreement among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and each of the non-executive directors of Chiron Holdings GP, Inc (filed as Exhibit 10.1 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.2
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and John T. Bibb (filed as Exhibit 10.2 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.3
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Lisa N. Colleran (filed as Exhibit 10.3 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.4
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.5
Form of Chiron Guernsey Holdings L.P. Inc. Equity Incentive Plan Standard Profits Interest Unit Award Agreement (filed as Exhibit 10.5 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.6
Service Agreement by and between KCI UK Holdings Limited and Peter Arnold, dated May 14, 2012 (filed as Exhibit 10.23 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

Exhibit Number	Description
*10.7
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Peter Arnold, dated May 21, 2012 (filed as Exhibit 10.24 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.8
Letter of Understanding - Global Assignment Agreement by and between KCI USA, Inc. and Michael Mathews, dated August 3, 2012 (filed as Exhibit 10.25 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.9
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Michael Mathews, dated July 2, 2012 (filed as Exhibit 10.26 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

10.10	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.11	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.7 to our Registration Statement on Form S-4 filed on October 1, 2012) .
*10.12
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Executive Profits Interest Unit Award Agreement (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on October 1, 2012)
.

*10.13	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012)
*10.14
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012)

*10.15	Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated November 10, 2011 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.16
Amended and Restated Employment Agreement by and between LifeCell Corporation and Lisa Colleran, dated November 4, 2011 (filed as Exhibit 10.12 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.17
Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa A. Johnson, dated January 2008 (filed as Exhibit 10.13 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.18
Addendum to Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa Johnson, dated January 2008 (filed as Exhibit 10.27 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.19
Offer Letter by and between Chiron Holdings GP, Inc. and Tim Guertin, dated October 14, 2012 (filed as Exhibit 10.28 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.20	Offer Letter by and between KCI USA, Inc. and Jim Cunniff, dated April 30, 2012 (filed as Exhibit 10.30 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).
*10.21	Promotion Letter by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.14 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.22	Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.15 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.23
Agreement regarding Separation from Employment by and between Kinetic Concepts, Inc. and Stephen D. Seidel, dated November 8, 2012 (filed as Exhibit 10.29 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

10.24
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on November 10, 2011)

Exhibit Number	Description
10.25
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

10.26
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.19 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)
.

10.27
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.20 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

10.28
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc.,and Apax Partners, L.P.,PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012)

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 6, 2013.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).