Form 10-Q
period 2013-03-31
Centaur Guernsey L.P. Inc.
filed 2013-05-14
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                          Yes    X         No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                          Yes    X         No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			Accelerated filer

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes   ____         No      X

As of May 13, 2013, there were 341,410,891.610 Class A-1 and 1,070,282.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

TABLE OF CONTENTS

CENTAUR GUERNSEY L.P. INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” The forward-looking statements are based on our current expectations and projections about future events. Discussions containing forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “aims,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of those terms and other variations of them or by comparable terminology.
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M™ Tegaderm™ is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq® and SPY® are licensed trademarks of Novadaq Technologies, Inc. Unless otherwise indicated, all other trademarks appearing in this report are proprietary to KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors. The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc. or LifeCell Corporation, their affiliates and/or licensors.
DEFINED TERMS
The following terms are used in this Quarterly Report on From 10-Q unless otherwise noted or indicated by the context.

•	the terms the “Company,” “we,” “our,” and “us” refer to Centaur Guernsey L.P. Inc. (“Centaur”) and its consolidated subsidiaries.

•	the term “Merger” refers to the transaction completed on November 4, 2011, pursuant to which Kinetic Concepts, Inc. (“KCI”) was merged with Chiron Merger Sub, Inc., a subsidiary of Centaur.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$448,234	$383,150
Accounts receivable, net	337,490	355,718
Inventories, net	148,382	139,850
Prepaid expenses and other	31,838	39,511
Total current assets	965,944	918,229

Net property, plant and equipment	370,502	388,482
Debt issuance costs, net	92,018	96,476
Deferred income taxes	19,307	20,003
Goodwill	3,479,775	3,479,775
Identifiable intangible assets, net	2,609,759	2,666,201
Other non-current assets	5,227	5,598
	$7,542,532	$7,574,764

Liabilities and Equity:
Current liabilities:
Accounts payable	$46,109	$40,970
Accrued expenses and other	343,170	284,163
Current installments of long-term debt	23,284	23,383
Income taxes payable	4,493	—
Deferred income taxes	43,911	57,528
Total current liabilities	460,967	406,044

Long-term debt, net of current installments and discount	4,542,472	4,554,112
Non-current tax liabilities	45,003	44,465
Deferred income taxes	1,037,992	1,069,480
Other non-current liabilities	43,635	43,267
Total liabilities	6,130,069	6,117,368
Equity:
General partner’s capital	—	—
Limited partners’ capital	1,413,654	1,457,913
Accumulated other comprehensive income (loss), net	(1,191)	(517)
Total equity	1,412,463	1,457,396
	$7,542,532	$7,574,764

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenue:
Rental	$188,163	$207,692
Sales	227,721	224,841
Total revenue	415,884	432,533

Rental expenses	97,351	127,043
Cost of sales	56,231	66,124
Gross profit	262,302	239,366

Selling, general and administrative expenses	161,442	149,275
Research and development expenses	17,782	18,768
Acquired intangible asset amortization	47,546	68,730
Operating earnings	35,532	2,593

Interest income and other	158	430
Interest expense	(108,088)	(117,890)
Foreign currency gain (loss)	4,575	(11,270)
Derivative instruments loss	(516)	(6,312)
Loss from continuing operations before income tax benefit	(68,339)	(132,449)
Income tax benefit	(24,968)	(47,451)
Loss from continuing operations	(43,371)	(84,998)
Loss from discontinued operations, net of tax	(1,416)	(5,680)
Net loss	$(44,787)	$(90,678)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012

Net loss	$(44,787)	$(90,678)
Investment gain, net of tax expense of $690 in 2013 and $0 in 2012	1,102	—
Foreign currency translation adjustment, net of tax benefit of $388 in 2013 and tax expense of $8 in 2012	(1,776)	6,757
Total comprehensive loss	$(45,461)	$(83,921)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(44,787)	$(90,678)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	3,757	3,589
Depreciation and other amortization	91,431	141,831
Loss on disposition of assets	2,300	—
Amortization of fair value step-up in inventory	—	10,864
Fixed asset impairment	—	12,443
Write-off of in-process research and development costs	9,400	—
Provision for bad debt	1,920	2,183
Equity-based compensation expense	533	497
Deferred income tax benefit	(43,411)	(60,855)
Unrealized loss (gain) on derivative instruments	(1,013)	5,185
Unrealized loss (gain) on revaluation of cross currency debt	(9,851)	9,900
Change in assets and liabilities:
Decrease in accounts receivable, net	16,954	17,410
Decrease (increase) in inventories, net	(9,343)	1,980
Decrease in prepaid expenses and other	10,485	8,008
Increase (decrease) in accounts payable	5,176	(7,817)
Increase in accrued expenses and other	58,681	43,814
Increase in tax liabilities, net	5,034	512
Decrease in deferred income taxes, net	(1,687)	(773)
Net cash provided by operating activities	95,579	98,093

Cash flows from investing activities:
Additions to property, plant and equipment	(16,043)	(15,890)
Increase in inventory to be converted into equipment for short-term rental	(6,590)	(2,563)
Dispositions of property, plant and equipment	142	763
Increase in identifiable intangible assets and other non-current assets	(281)	(1,345)
Net cash used by investing activities	(22,772)	(19,035)

Cash flows from financing activities:
Capital contributions from limited partners	—	239
Repayments of long-term debt and capital lease obligations	(5,691)	(5,926)
Payment of debt issuance costs	(190)	—
Net cash used by financing activities	(5,881)	(5,687)
Effect of exchange rate changes on cash and cash equivalents	(1,842)	653
Net increase in cash and cash equivalents	65,084	74,024
Cash and cash equivalents, beginning of period	383,150	215,426
Cash and cash equivalents, end of period	$448,234	$289,450

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the 2013 presentation.

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge (the “Agreement”). The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities comprising KCI's TSS business. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company has two reportable operating segments which corresponds to our two global businesses: KCI and LifeCell Corporation ("LifeCell"). We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(b)   Derivative Financial Instruments and Fair Value Measurements

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

We also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. We enter into foreign currency exchange contracts to manage these economic risks. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the condensed consolidated balance sheets.

All derivative instruments are recorded on the balance sheets at fair value. The fair values of our interest rate derivatives and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly-quoted markets, which represent level 2 inputs as defined by the Codification.

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of March 31, 2013, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap and cap agreements in notional amounts totaling $1.035 billion each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The objective of this guidance is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities lending transactions. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

In January 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The objective of this guidance is to improve reporting of reclassifications out of accumulated other comprehensive income. The guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. The guidance requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component, and present either in the income statement or notes, significant amounts reclassified by the respective line items of net income. For public entities, this guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

(e)   Identifiable Intangible Assets

Identifiable intangible assets include developed technology, in process research and development, customer relationships, tradenames and patents. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. During the three months ended March 31, 2013, a write-off of $9.4 million of in-process research and development costs was recorded due to the discontinuation of certain projects.

(f)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2.    Sale of Therapeutic Support Systems Assets

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge. The transaction closed on November 8, 2012. At the closing of the transaction, Getinge paid KCI $247.1 million in cash, subject to certain adjustments. Under the terms of the Agreement, Getinge purchased certain assets and assumed certain liabilities, including KCI's TSS product portfolio. In addition, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the condensed consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company plans to use the net proceeds from the sale to reinvest in its core business and look for growth opportunities.  If the Company has not reinvested all of the net proceeds within one year, it must use the remaining amount to repay its long-term debt obligations.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$—	$58,490
Loss before income tax benefit	$(2,303)	$(9,236)
Income tax benefit	$(887)	$(3,556)
Loss from discontinued operations	$(1,416)	$(5,680)

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Gross trade accounts receivable:
Billed trade accounts receivable	$359,817	$370,708
Unbilled receivables	41,639	45,466
Less: Allowance for revenue adjustments	(69,651)	(71,770)
Gross trade accounts receivable	331,805	344,404
Less: Allowance for bad debt	(4,672)	(4,768)
Net trade accounts receivable	327,133	339,636
Other receivables	10,357	16,082
	$337,490	$355,718

(b)   Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Finished goods and tissue available for distribution	$103,812	$96,573
Goods and tissue in-process	13,966	12,421
Raw materials, supplies, parts and unprocessed tissue	51,495	45,993
	169,273	154,987
Less: Amounts expected to be converted into equipment for short-term rental	(11,827)	(5,237)
Reserve for excess and obsolete inventory	(9,064)	(9,900)
	$148,382	$139,850

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012

Senior Dollar Term C-1 Credit Facility – due 2018	$1,609,656	$1,613,700
Senior Euro Term C-1 Credit Facility – due 2018	316,376	327,022
Senior Term C-2 Credit Facility – due 2016	320,943	321,750
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	650,000	650,000
3.25% Convertible Senior Notes due 2015	701	701
Notional amount of debt	4,647,676	4,663,173

Senior Dollar Term C-1 Credit Facility Discount, net of accretion	(32,144)	(33,840)
Senior Euro Term C-1 Credit Facility Discount, net of accretion	(12,774)	(13,353)
Senior Term C-2 Credit Facility Discount, net of accretion	(6,539)	(7,064)
Second Lien Senior Secured Notes Discount, net of accretion	(26,962)	(27,827)
Senior Unsecured Notes Discount, net of accretion	(3,501)	(3,594)
Net discount on debt	(81,920)	(85,678)

Total debt, net of discount	4,565,756	4,577,495
Less: Current installments	(23,284)	(23,383)
	$4,542,472	$4,554,112

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At March 31, 2013 and December 31, 2012, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $11.5 million and $11.5 million, respectively. In addition, we had $4.6 million and $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of March 31, 2013 and December 31, 2012, respectively. The capacity of the Revolving Credit Facility is reduced for the $11.5 million and $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of March 31, 2013 and December 31, 2012, respectively. The resulting availability under the Revolving Credit Facility was $188.5 million and $188.5 million at March 31, 2013 and December 31, 2012, respectively. Commitment fees accrue at a rate of 0.375% on the amounts available under the Revolving Credit Facility.

10.5% Second Lien Senior Secured Notes and 12.5% Senior Unsecured Notes

As required upon the closing of our 10.5% Second Lien Senior Secured Notes due 2018 (“10.5% Second Lien Notes”) and the 12.5% Senior Unsecured Notes due 2019 (“12.5% Unsecured Notes”), we have entered into registration rights agreements with respect to these notes. Pursuant to the terms of the registration rights agreements, we filed a registration statement (the “Registration Statement”) with respect to a registered exchange offer to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest). On February 13, 2013, our Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”), and our exchange offer was completed on March 15, 2013.

Because our Registration Statement was not declared effective by the SEC under the Securities Act and the exchange offer was not consummated within 365 days following the issuance of the notes (“Exchange Date”), and because we did not file a shelf registration statement covering resales of the notes within 30 days after the Exchange Date (each a “Notes Registration Default”), additional interest accrued on the aggregate principal amount of the notes from and including the date on which any such Notes Registration Default occurred to but excluding the date on which the Notes Registration Defaults were cured through the completion of the exchange offer. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively.

IBM Financing

In March 2013, KCI and LifeCell each entered into separate unsecured credit facilities (the “KCI IBM Facility” and the “LifeCell IBM Facility”, respectively, and collectively the “IBM Facilities”) with IBM Credit LLC (“IBM Credit”) for the purpose of financing the purchase of information technology services and related hardware and software by KCI USA, Inc. and LifeCell, respectively, from International Business Machines Corporation (“IBM”). The KCI IBM Facility and the LifeCell IBM Facility provide for borrowings in the maximum aggregate amount of $3.5 million and $3.7 million, respectively. Any advances thereunder would be made solely in the discretion of IBM Credit, and must be made, if at all, on or before October 31, 2013. Any advances under the IBM Facilities would be paid by IBM Credit directly to IBM as payment for the purchases from IBM. At March 31, 2013, no amounts were outstanding under either of the IBM Facilities, and the resulting aggregate availability under the IBM Facilities was $7.2 million at March 31, 2013.

Interest. Amounts outstanding under the IBM Facilities bear interest at a rate equal to the one-month LIBOR rate plus a margin of 5.87% per annum. Interest on borrowings is payable monthly in arrears. Interest on all past due amounts accrues at 1.5% per month.

Maturity. Each individual advance made under the IBM Facilities amortizes in 24 equal monthly installments, with all remaining outstanding amounts becoming due on the final maturity date of October 31, 2015, or the earlier termination of the respective IBM Facility. We may terminate each of the IBM Facilities upon 90 days written notice to IBM Credit.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the IBM Facilities without premium or penalty. No amounts prepaid or repaid under the IBM Facilities may be reborrowed.

Representations. The IBM Facilities contain representations generally customary for similar facilities and transactions.

Covenants. The IBM Facilities contain covenants customary for similar facilities and transactions, including covenants to cause (under the KCI IBM Facility) KCI USA, Inc. to remain a wholly-owned subsidiary of KCI, and (under the LifeCell IBM Facility) to cause LifeCell and KCI USA, Inc. to remain wholly-owned subsidiaries of Centaur.

Events of Default. The IBM Facilities contain events of default generally customary for similar facilities and transactions.

Covenants

As of March 31, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”) and each of the IBM Facilities.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 5.     Derivative Financial Instruments and Fair Value Measurements

We are exposed to credit loss in the event of nonperformance by counterparties to the extent of the fair values of the outstanding interest rate swap agreements, interest rate cap agreements and foreign currency exchange contracts, but we do not anticipate nonperformance by any of the counterparties. All derivative instruments are recorded on the balance sheets at fair value. We do not use financial instruments for speculative or trading purposes.

Interest Rate Protection

At March 31, 2013 and December 31, 2012, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$512,633	2.256%
12/31/13-12/31/16	$512,633	2.249%
12/31/13-12/31/16	$512,633	2.250%

As of March 31, 2013 and December 31, 2012, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The aggregate notional amount decreases quarterly by amounts ranging from $5.4 million to $5.5 million until maturity at December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At March 31, 2013 and December 31, 2012, we had foreign currency exchange contracts to sell or purchase $45.5 million and $59.1 million, respectively, of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.6 billion, respectively, at March 31, 2013. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2012. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2013	December 31, 2012		March 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$184	$—
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	35,385	34,868
Interest rate cap agreements	Prepaid expenses and other	3	9	Accrued expenses and other	—	—
Foreign currency exchange contracts	Prepaid expenses and other	1,464	520	Accrued expenses and other	2,203	2,980
Total derivatives		$1,467	$529		$37,772	$37,848

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended March 31,
	2013	2012
Interest rate swap agreements	$(701)	$(1,582)
Interest rate cap agreements	(6)	(1,113)
Foreign currency exchange contracts	191	(3,617)
	$(516)	$(6,312)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. For further information regarding the restrictive covenants of credit facilities, see see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

If we default under our credit facilities, the lenders could require immediate repayment of the entire principal. If those lenders require immediate repayment, we may not be able to repay them which could result in the foreclosure of substantially all of our assets. In these circumstances, the counterparties to the derivative instruments could request immediate payment or full collateralization on derivative instruments in net liability positions. Certain of our derivative counterparties are also parties to our Senior Secured Credit Facility.

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on March 31, 2013, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at March 31, 2013 or December 31, 2012.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(517)	$—	$(517)
Investment gain, net of tax expense of $690	—	1,102	1,102
Foreign currency translation adjustment, net of tax benefit of $388	(1,776)	—	(1,776)
Balances at March 31, 2013	$(2,293)	$1,102	$(1,191)

During the three months ended March 31, 2013, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

NOTE 7.     Commitments and Contingencies

LEGAL PROCEEDINGS

Intellectual Property Litigation

As the owner and exclusive licensee of patents, from time to time, we are a party to proceedings challenging these patents, including challenges in U.S. federal courts, foreign courts, foreign patent offices and the U.S. Patent and Trademark Office. Additionally, from time to time, we are a party to litigation we initiate against others we contend infringe these patents, which often results in counterclaims regarding the validity of such patents. At other times, we are party to litigation initiated by others who contend we infringe their patents. It is not possible to reliably predict the outcome of the proceedings described below. However, if we are unable to effectively enforce our intellectual property rights, third parties may become more aggressive in the marketing of competitive products around the world.

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

On August 13, 2012, the Court of Appeals for the Federal Circuit reversed the judgment of the District Court in the Smith & Nephew litigation, and remanded the case for resolution of several outstanding motions. The Court of Appeals ruled that the trial court was bound by the jury's advisory verdict on the legal question of obviousness because there was sufficient evidence to support the factual questions that were posed to them. It did not construe any prior art or rule that the patent claims are valid as a matter of law; rather, it held that Smith & Nephew failed to carry its burden of persuasion. Smith & Nephew subsequently filed a motion for rehearing en banc at the Federal Circuit Court of Appeals, arguing that the trial court cannot be bound by the advisory verdict of the jury on obviousness, because obviousness is a question of law. At least four amicus briefs were filed, including one from the Federal Circuit Bar Association, in support of Smith & Nephew's position. On November 1, 2012, Smith & Nephew announced it had reached a global settlement with Wake Forest to resolve all patent disputes between them related to NPWT. Following the settlement, the Federal Circuit appeal was dismissed.

Wake Forest Litigation

Since at least 2009, a host of companies began offering NPWT systems, both gauze-based and foam-based, across the globe. None of these companies licensed the Wake Forest patents prior to commercializing their products. To the contrary, several succeeded in having the patents declared invalid. These proceedings are also detailed herein.

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

On November 1, 2012, Smith & Nephew announced it had reached a global settlement with Wake Forest to resolve all patent disputes between them related to NPWT. Following the settlement, the Federal Circuit appeal was dismissed, and the stay in the case between KCI and Wake Forest was lifted. The case has been set for trial in April 2014. In January and February of 2013, Wake Forest and KCI filed their respective answers and counterclaims against each other. KCI is alleging breach of contract against Wake Forest for their refusal to negotiate in good faith to reduce the royalty rate under the license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because the August 13, 2012 decision in the Smith & Nephew litigation does not construe any prior art or rule that the patent claims are valid as a matter of law, it does not alter our assessment that the Wake Forest patents are invalid. We intend to vigorously defend the case and KCI will continue to manufacture and sell V.A.C.® Therapy products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest, because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on US non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

Because KCI believes the Wake Forest patents are invalid, KCI will not join Wake Forest in the continued enforcement of the Wake Forest Patents against alleged infringers. Instead, KCI is in the process of withdrawing from each of the cases described below that involve the Wake Forest patents.

Other US Intellectual Property Litigation

In May 2007, contemporaneous with the filing of the lawsuit against Smith & Nephew which is detailed above, KCI and Wake Forest filed a case against Medela, for the manufacture, use and sale of NPWT products alleging infringement of the Wake Forest patents. Medela responded by alleging, among other things, that the Wake Forest patents are invalid. Following the October 2010 judgment invalidating the claims in the Wake Forest patents, the case against Medela was stayed and remains stayed to this date. Because KCI believes the Wake Forest patents are invalid, KCI filed an unopposed motion to withdraw from the case, which was granted by the court in February 2013. On May 14, 2013, Wake Forest and Medela filed a stipulation of dismissal with prejudice.

In January 2008, KCI and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device introduced by ITI in 2007 infringed three Wake Forest patents. ITI responded by alleging, among other things, that the Wake Forest patents are invalid. In January 2013, the Court lifted the stay in the case and requested a status update from the parties. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device manufactured by Boehringer and commercialized by Convatec infringed Wake Forest patents. In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents. In January 2013, the Court lifted the stay in the case and requested a status update from the parties. Because KCI believes the Wake Forest patents are invalid, KCI is seeking to withdraw from the case.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest's German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”). In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the '720 Patent. In March 2009, the German Federal Patent Court ruled that the claims of the '720 Patent were invalid and revoked the German patent corresponding to the '720 Patent. A hearing on Wake Forest's appeal, previously set for April 26, 2012 was postponed and reset for February 13, 2013. The nullity complaints were withdrawn the morning of the scheduled hearing pursuant to an undisclosed settlement between Medela and Wake Forest, and the hearing did not take place. The patent's statutory term expired in November 2012.

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

LifeCell Litigation

LifeCell Corporation is a party to 321 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The cases are in the early stages of litigation, and none have been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits. Recently, we resolved a dispute with our primary products liability carrier and these consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible for the Company to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In February 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two qui tam actions against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al ("Hartpence Matter") and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al ("Godecke Matter"). The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011.  After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  On January 30, 2012, the Court granted KCI's motions dismissing all of the claims in the Hartpence Matter and dismissing all of the claims in the Godecke Matter with the exception of a retaliation claim, which has been stayed pending the appeal of the dismissed claims.  On February 27, 2012 and June 15, 2012, respectively, Hartpence and Godecke each filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit seeking to reverse the dismissal of their claims by the trial court.  On December 11, 2012, KCI moved the Ninth Circuit to disqualify counsel in the Hartpence and Godecke matters from representing relators on appeal due to their possession and use of KCI's privileged documents.  The Ninth Circuit granted the parties agreed motion to stay the briefing of the merits of the appeals pending resolution of the disqualification motion and on February 25, 2013, remanded KCI's disqualification motion to the U.S. District Court for disposition. KCI intends to vigorously defend the appeals once the stay is lifted.

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

In November 2010, KCI USA, Inc.'s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC's audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to "Redetermination and Reconsideration" levels of appeal and ultimately to an Administrative Law Judge ("ALJ") in 2012. Following these appeals, the entire overpayment and the resulting extrapolation have been reversed. The time period permitted for an appeal of the ALJ's decision has expired and KCI has not received any notice that an appeal has been perfected.

On November 8, 2012, we completed the sale of our Therapeutic Support Systems business to Getinge AB pursuant to an asset purchase agreement (the “TSS Agreement”). In accordance with the TSS Agreement with Getinge, both KCI and Getinge are required to negotiate in good faith to determine the final modified working capital balance provided to Getinge in addition to agreeing on the Purchase Price Allocation, as defined by the Agreement. As is customary with these types of transactions, each party has provided its view of modified working capital and the purchase price allocation, and KCI is negotiating with Getinge to resolve the remaining differences. If we are unable to resolve these differences, we may be required to proceed through a dispute resolution process as required by the TSS Agreement, which could result in a sales price or tax liabilities different than those currently reflected in our financial statements. We intend to defend our position. However, if we are unsuccessful in defending our position, we do not believe the consequences will have a material impact on our results of operations or our financial position.

NOTE 8.     Segment Information

The Company is engaged in the rental and sale of advanced wound care systems and regenerative medicine products and has operations in more than 25 countries. We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. Our two global operating segments also represent our reporting units as defined by the Codification. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments loss and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

On November 8, 2012, Getinge purchased certain assets and assumed certain liabilities comprising KCI's TSS product business. The historical results of operations of the TSS business, excluding the allocation of general corporate overhead, are reported as discontinued operations in the condensed consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue:
KCI	$305,882	$326,188
LifeCell	110,002	106,345
Total revenue	$415,884	$432,533

Operating earnings:
KCI	$89,421	$64,453
LifeCell	29,869	23,064
Non-allocated costs:
General headquarter expense (1)	(13,109)	(4,945)
Equity-based compensation	(533)	(497)
Merger and restructuring-related expenses (2)	(22,570)	(10,752)
Acquired intangible asset amortization (3)	(47,546)	(68,730)
Total non-allocated costs	(83,758)	(84,924)
Total operating earnings	$35,532	$2,593
_____________________________

(1)	Includes $9.4 million write-off of in-process research and development costs due to discontinuation of related projects.

(2)	Represents expenses related to the Merger including buyer and seller transaction costs, management fees and restructuring-related expenses.

(3)	Includes amortization of acquired intangible assets related to our Merger in November 2011.

NOTE 9.     Guarantor Condensed Consolidating Financial Statements

Our 10.5% Second Lien Notes and 12.5% Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries. The non-guarantor subsidiaries do not have any payment obligations under the 10.5% Second Lien Notes or 12.5% Unsecured Notes. Subject to the terms of the10.5% Second Lien Notes and 12.5% Unsecured Notes indentures, the guarantee of a subsidiary guarantor will terminate upon:

(1)
a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of such subsidiary guarantor (other than to the Company or a restricted subsidiary) otherwise permitted by the 10.5% Second Lien Notes or 12.5% Unsecured Notes indentures,

(2)
the designation in accordance with the10.5% Second Lien Notes or 12.5% Unsecured Notes indenture of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary,

(3)	defeasance or discharge of the10.5% Second Lien Notes or 12.5% Unsecured Notes, or

(4)	upon the achievement of investment grade status by the10.5% Second Lien Notes or 12.5% Unsecured Notes; provided that such guarantee shall be reinstated upon the reversion date.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of March 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2013
(in thousands)
(unaudited)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$379,828	$—	$68,008	$—	$448,234
Accounts receivable, net	—	174,894	56,873	105,723	—	337,490
Inventories, net	—	102,362	104,996	67,478	(126,454)	148,382
Deferred income taxes	—	49,438	—	3,642	(53,080)	—
Prepaid expenses and other	—	14,864	6,434	384,506	(373,966)	31,838
Intercompany receivables	166	1,311,660	2,318,340	153,763	(3,783,929)	—
Total current assets	564	2,033,046	2,486,643	783,120	(4,337,429)	965,944
Net property, plant and equipment	—	280,313	79,006	183,883	(172,700)	370,502
Debt issuance costs, net	—	92,018	—	—	—	92,018
Deferred income taxes	—	—	—	19,307	—	19,307
Goodwill	—	2,483,240	996,535	—	—	3,479,775
Identifiable intangible assets, net	—	420,374	2,017,779	171,606	—	2,609,759
Other non-current assets	—	403	186	95,538	(90,900)	5,227
Intercompany loan receivables	—	795,000	367,525	—	(1,162,525)	—
Intercompany investments	1,414,333	382,320	419,093	—	(2,215,746)	—
	$1,414,897	$6,486,714	$6,366,767	$1,253,454	$(7,979,300)	$7,542,532

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$18,975	$15,106	$12,028	$—	$46,109
Accrued expenses and other	—	212,160	232,333	55,791	(157,114)	343,170
Intercompany payables	2,361	761,358	2,508,665	511,545	(3,783,929)	—
Current installments of long-term debt	—	23,284	—	—	—	23,284
Income taxes payable	—	4,824	—	—	(331)	4,493
Deferred income taxes	—	—	96,991	—	(53,080)	43,911
Total current liabilities	2,361	1,020,601	2,853,095	579,364	(3,994,454)	460,967
Long-term debt, net of current installments and discount	—	4,542,472	—	—	—	4,542,472
Non-current tax liabilities	—	40,276	—	4,727	—	45,003
Deferred income taxes	—	97,291	881,550	59,151	—	1,037,992
Other non-current liabilities	73	42,123	373	1,066	—	43,635
Intercompany loan payables	—	366,947	795,000	579	(1,162,526)	—
Total liabilities	2,434	6,109,710	4,530,018	644,887	(5,156,980)	6,130,069

Total equity	1,412,463	377,004	1,836,749	608,567	(2,822,320)	1,412,463
	$1,414,897	$6,486,714	$6,366,767	$1,253,454	$(7,979,300)	$7,542,532

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$150,468	$2,240	$35,455	$—	$188,163
Sales	—	69,209	219,683	161,900	(223,071)	227,721
Total revenue	—	219,677	221,923	197,355	(223,071)	415,884
Rental expenses	—	62,349	4,842	56,922	(26,762)	97,351
Cost of sales	25	50,135	109,758	60,657	(164,344)	56,231
Gross profit (loss)	(25)	107,193	107,323	79,776	(31,965)	262,302
Selling, general and administrative expenses	508	82,428	44,663	33,963	(120)	161,442
Research and development expenses	—	6,902	8,256	2,624	—	17,782
Acquired intangible asset amortization	—	21,237	18,279	8,030	—	47,546
Operating earnings (loss)	(533)	(3,374)	36,125	35,159	(31,845)	35,532
Non-operating intercompany transactions	—	51,952	58,855	(23,524)	(87,283)	—
Interest income and other	—	17,684	3,063	29	(20,618)	158
Interest expense	—	(111,139)	(17,557)	(10)	20,618	(108,088)
Foreign currency gain (loss)	—	11,423	(78)	(6,770)	—	4,575
Derivative instruments loss	—	(516)	—	—	—	(516)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(533)	(33,970)	80,408	4,884	(119,128)	(68,339)
Income tax expense (benefit)	—	(27,571)	4,734	(2,131)	—	(24,968)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(533)	(6,399)	75,674	7,015	(119,128)	(43,371)
Equity in earnings (loss) of subsidiaries	(44,254)	80,293	6,274	—	(42,313)	—
Earnings (loss) from continuing operations	(44,787)	73,894	81,948	7,015	(161,441)	(43,371)
Earnings (loss) from discontinued operations, net of tax	—	(867)	(2)	(741)	194	(1,416)
Net earnings (loss)	$(44,787)	$73,027	$81,946	$6,274	$(161,247)	$(44,787)
Total comprehensive income (loss)	$(45,461)	$72,353	$81,272	$5,600	$(159,225)	$(45,461)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$165,675	$1,262	$40,755	$—	$207,692
Sales	—	70,395	103,531	105,628	(54,713)	224,841
Total revenue	—	236,070	104,793	146,383	(54,713)	432,533
Rental expenses	1	85,254	1,213	72,408	(31,833)	127,043
Cost of sales	18	69,496	37,097	57,495	(97,982)	66,124
Gross profit (loss)	(19)	81,320	66,483	16,480	75,102	239,366
Selling, general and administrative expenses	477	76,214	31,720	40,864	—	149,275
Research and development expenses	—	7,645	8,769	2,354	—	18,768
Acquired intangible asset amortization	—	33,723	21,918	13,089	—	68,730
Operating earnings (loss)	(496)	(36,262)	4,076	(39,827)	75,102	2,593
Non-operating intercompany transactions	—	60,733	126,151	(209,359)	22,475	—
Interest income and other	—	18,569	3,063	39	(21,241)	430
Interest expense	—	(120,924)	(18,175)	(32)	21,241	(117,890)
Foreign currency gain (loss)	—	(9,754)	198	(1,714)	—	(11,270)
Derivative instruments loss	—	(6,312)	—	—	—	(6,312)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(496)	(93,950)	115,313	(250,893)	97,577	(132,449)
Income tax expense (benefit)	—	(16,913)	(26,923)	(3,615)	—	(47,451)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(496)	(77,037)	142,236	(247,278)	97,577	(84,998)
Equity in earnings (loss) of subsidiaries	(90,182)	(101,000)	(251,006)	—	442,188	—
Earnings (loss) from continuing operations	(90,678)	(178,037)	(108,770)	(247,278)	539,765	(84,998)
Earnings (loss) from discontinued operations, net of tax	—	(5,017)	1,983	(3,728)	1,082	(5,680)
Net earnings (loss)	$(90,678)	$(183,054)	$(106,787)	$(251,006)	$540,847	$(90,678)
Total comprehensive income (loss)	$(83,921)	$(176,297)	$(100,030)	$(244,249)	$520,576	$(83,921)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(44,787)	$73,027	$81,946	$6,274	$(161,247)	$(44,787)
Adjustments to reconcile net earnings (loss) to net cash provided	533	140,723	(62,103)	(70,159)	131,372	140,366
Net cash provided (used) by operating activities	(44,254)	213,750	19,843	(63,885)	(29,875)	95,579
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(29,548)	(3,545)	(24,616)	35,218	(22,491)
Increase in identifiable intangible assets and other non-current assets	—	(72)	(513)	304	—	(281)
Net cash provided (used) by investing activities	—	(29,620)	(4,058)	(24,312)	35,218	(22,772)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(5,764)	—	73	—	(5,691)
Payment of debt issuance costs	—	(190)	—	—	—	(190)
Proceeds (payments) on intercompany loans	—	5,812	(6,391)	579	—	—
Proceeds (payments) on intercompany investments	44,254	(80,948)	(9,394)	51,431	(5,343)	—
Net cash provided (used) by financing activities	44,254	(81,090)	(15,785)	52,083	(5,343)	(5,881)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,842)	—	(1,842)
Net increase (decrease) in cash and cash equivalents	—	103,040	—	(37,956)	—	65,084
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$379,828	$—	$68,008	$—	$448,234

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(90,678)	$(183,054)	$(106,787)	$(251,006)	$540,847	$(90,678)
Adjustments to reconcile net earnings (loss) to net cash provided	497	157,582	(22,979)	72,532	(18,861)	188,771
Net cash provided (used) by operating activities	(90,181)	(25,472)	(129,766)	(178,474)	521,986	98,093
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(4,141)	(5,489)	(20,572)	12,512	(17,690)
Increase in identifiable intangible assets and other non-current assets	—	59	(1,448)	44	—	(1,345)
Net cash provided (used) by investing activities	—	(4,082)	(6,937)	(20,528)	12,512	(19,035)
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Repayments of long-term debt and capital lease obligations	—	(5,912)	—	(14)	—	(5,926)
Proceeds (payments) on intercompany loans	—	(90,132)	15,112	75,020	—	—
Proceeds (payments) on intercompany investments	89,942	224,062	121,591	98,903	(534,498)	—
Net cash provided (used) by financing activities	90,181	128,018	136,703	173,909	(534,498)	(5,687)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	653	—	653
Net increase in cash and cash equivalents	—	98,464	—	(24,440)	—	74,024
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$411	$241,116	$—	$47,923	$—	$289,450

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors.” (Part II, Item 1A.), including those previously disseminated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
GENERAL

We are a leading global medical technology company devoted to the discovery, development, manufacturing and marketing of innovative, high-technology therapies and products that have been designed to leverage the body’s innate ability to heal, thus improving clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, extended care organizations and patients’ homes, both in the United States and abroad. Our primary businesses serve the advanced wound care and regenerative medicine markets. We are owned by investment funds advised by Apax Partners and controlled affiliates of Canada Pension Plan Investment Board and the Public Sector Pension Investment Board and certain other co-investors.

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

LifeCell is focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in reconstructive, orthopedic, and urogynecologic surgical procedures to repair soft tissue defects, as well as for reconstructive and cosmetic procedures.  Existing products include our human-based AlloDerm® Regenerative Tissue Matrix (“AlloDerm”) and porcine-based Strattice™ Reconstructive Tissue Matrix (“Strattice”) in various configurations designed to meet the needs of patients and caregivers. In addition, LifeCell distributes SPY Elite, a real-time tissue perfusion assessment system. The majority of our LifeCell revenue is generated from the clinical applications of challenging hernia repair and post-mastectomy breast reconstruction.

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

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region. For additional discussion on segment and operation information, see Note 8 of the notes to the condensed consolidated financial statements.
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2013 presentation.
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the first quarter of 2013 to the first quarter of 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change
KCI revenue:
Rental	$185,923	$206,430	(9.9)%
Sales	119,959	119,758	0.2
Total – KCI	305,882	326,188	(6.2)

LifeCell revenue:
Rental	2,240	1,262	77.5
Sales	107,762	105,083	2.5
Total – LifeCell	110,002	106,345	3.4

Total consolidated revenue:
Rental	188,163	207,692	(9.4)
Sales	227,721	224,841	1.3
Total consolidated revenue	$415,884	$432,533	(3.8)%

The change in total revenue compared to the prior-year period was due to lower KCI revenue, partially offset by higher LifeCell revenue. There was one less calendar day during the first quarter of 2013 which had an unfavorable impact on worldwide Centaur revenue during the first quarter of 2013 compared to the prior-year period. Foreign currency exchange movements had a slightly unfavorable impact on total revenue during the first quarter of 2013 compared to the prior year.

The decline in worldwide KCI revenue from the comparable prior-year period was attributable primarily to lower rental revenue and disposable sales volumes in established markets, partially offset by increased revenues from expansion products and certain markets outside the U.S. The lower rental and disposable sales revenue in established markets resulted primarily from a combination of lower volumes and lower average pricing. We anticipate our average global pricing to decline moderately in the future as our competitors market products designed to compete with KCI's offering. Foreign currency exchange movements had a slightly unfavorable impact on worldwide KCI revenues during the first quarter of 2013 compared to the prior-year period.

The growth in worldwide LifeCell revenue over the prior-year period was due primarily to increased demand for our products. Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the first quarter of 2013 to the first quarter of 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change

Americas revenue:
Rental	$157,879	$172,102	(8.3)%
Sales	184,865	178,481	3.6
Total – Americas	342,744	350,583	(2.2)

EMEA/APAC revenue:
Rental	30,284	35,590	(14.9)
Sales	42,856	46,360	(7.6)
Total – EMEA/APAC	73,140	81,950	(10.8)

Total consolidated revenue:
Rental	188,163	207,692	(9.4)
Sales	227,721	224,841	1.3
Total consolidated revenue	$415,884	$432,533	(3.8)%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended March 31,
	2013	2012	Change

KCI revenue	73.5%	75.4%	(190)	bps
LifeCell revenue	26.5	24.6	190	bps
Total consolidated revenue	100.0%	100.0%

Americas revenue	82.4%	81.1%	130	bps
EMEA/APAC revenue	17.6	18.9	(130)	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	45.2%	48.0%	(280)	bps
Sales revenue	54.8	52.0	280	bps
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the first quarter of 2013 to the first quarter of 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change

Rental expenses	$97,351	$127,043	(23.4)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the first quarter of 2013 decreased from the prior-year period due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting, lower commission expense due to the decrease in rental revenue and a reduction in operational expenses due to cost control measures.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the first quarter of 2013 to the first quarter of 2012 (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change

Cost of sales	$56,231	$66,124	(15.0)%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The decrease in cost of sales from the prior-year period was due primarily to cost of sales recorded in the first quarter of 2012 associated with purchase accounting adjustments related to the step up in value of inventory, which totaled $10.9 million.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended March 31,
	2013	2012	% Change

Gross profit margin	63.1%	55.3%	780	bps

The gross profit margin increase during the first quarter of 2013 compared to the prior-year period was due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting, lower commission expense due to the decrease in KCI rental revenue and a reduction in operational expenses due to cost control measures.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change

Selling, general and administrative expenses	$161,442	$149,275	8.2%
As a percent of total revenue	38.8%	34.5%	430	bps

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs. The increase in SG&A expenses from the prior-year period is due primarily to an increase in merger and restructuring-related expenses and a write-off of $9.4 million recorded in the first quarter of 2013 of in-process research and development costs due to the discontinuation of certain projects.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2013	2012	% Change

Research and development expenses	$17,782	$18,768	(5.3)%
As a percent of total revenue	4.3%	4.3%	—	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger, we recorded $2.89 billion of identifiable intangible assets during the fourth quarter of 2011. During the first quarters of 2013 and 2012, we recorded $47.5 million and $68.7 million, respectively, of amortization expense associated with these acquired intangible assets.

Interest Expense

Interest expense decreased to $108.1 million in the first quarter of 2013 compared to $117.9 million in the prior-year period due to lower average debt balances at lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $4.6 million during the first quarter of 2013 compared to a loss of $11.3 million in the prior-year period. The revaluation of the Term C-1 EURO loan to U.S. dollars represented $9.9 million of the foreign currency transaction gain during the first quarter of 2013 compared to a loss of $9.9 million in the prior-year period.

Derivative Instruments Loss

Derivative instruments losses were $0.5 million and $6.3 million during the first quarters of 2013 and 2012, respectively, due primarily to fluctuations in foreign exchange rates.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $1.4 million during the first quarter of 2013 compared to $5.7 million during the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES
General
We require capital principally for working capital requirements, capital expenditures and debt service. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first quarter of 2013 and 2012 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first quarter of 2013 and 2012, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities	$95,579	$98,093
Net cash used by investing activities	(22,772)	(19,035)
Net cash used by financing activities	(5,881)	(5,687)
Effect of exchange rates changes on cash and cash equivalents	(1,842)	653
Net increase in cash and cash equivalents	$65,084	$74,024

As of March 31, 2013 and December 31, 2012, our principal sources of liquidity consisted of $448.2 million and $383.2 million, respectively, of cash and cash equivalents. We also had availability of $188.5 million under our Revolving Credit Facility as of March 31, 2013 and December 31, 2012.

Capital Expenditures

During the first quarter of 2013 and 2012, we made capital expenditures of $16.0 million and $15.9 million, respectively. Capital expenditures during the first quarter of 2013 related primarily to expanding the rental fleet and information technology projects and purchases. Capital expenditures during the first quarter of the prior year related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2013 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$188,453	(2)
Senior Dollar Term C-1 Credit Facility	May 2018	6.07%	(3)	1,577,512	—
Senior Euro Term C-1 Credit Facility	May 2018	6.75%	(3)	303,602	—
Senior Term C-2 Credit Facility	November 2016	5.81%	(3)	314,404	—
Total				$2,195,518	$188,453
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At March 31, 2013, the amount available under the Revolving Credit Facility reflected a reduction of $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of March 31, 2013 was 5.50% on the Senior Dollar Term C-1 Credit Facility, 5.75% on the Senior Euro Term C-1 Credit Facility and 5.00% on the Senior Term C-2 Credit Facility.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.75 billion aggregate principal amount of 10.5% Second Lien Notes due 2018. Interest on the 10.5% Second Lien Notes accrues at the rate of 10.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The 10.5% Second Lien Notes were issued at a discount resulting in an effective interest rate of 10.87%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement.

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior 12.5% Unsecured Notes due 2019; $650 million of which are still outstanding. Interest on the 12.5% Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The12.5% Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of March 31, 2013, $701,000 aggregate principal amount of the notes remained outstanding.

IBM Financing

In March 2013, KCI and LifeCell each entered into separate unsecured credit facilities with IBM Credit for the purpose of financing the purchase of information technology services and related hardware and software by KCI USA, Inc. and LifeCell, respectively, from IBM. The KCI IBM Facility and the LifeCell IBM Facility provide for borrowings in the maximum aggregate amount of $3.5 million and $3.7 million, respectively. Any advances thereunder would be made solely in the discretion of IBM Credit, and must be made, if at all, on or before October 31, 2013. Any advances under the IBM Facilities would be paid by IBM Credit directly to IBM as payment for the purchases from IBM. Amounts outstanding under the IBM Facilities bear interest at a rate equal to the one-month LIBOR rate plus a margin of 5.87% per annum. Interest on borrowings is payable monthly in arrears. Interest on all past due amounts accrues at 1.5% per month. Each individual advance made under the IBM Facilities amortizes in 24 equal monthly installments, with all remaining outstanding amounts becoming due on the final maturity date of October 31, 2015, or the earlier termination of the respective IBM Facility. We may terminate each of the IBM Facilities upon 90 days written notice to IBM Credit. At March 31, 2013, no amounts were outstanding under either of the IBM Facilities, and the resulting aggregate availability under the IBM Facilities was $7.2 million at March 31, 2013.

Covenants

As of March 31, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, the Convertible Notes and each of the IBM Facilities.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate Protection

At March 31, 2013 and December 31, 2012, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective on December 31, 2013. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. As of March 31, 2013 and December 31, 2012, we had interest rate cap agreements with remaining notional amounts of $1.6 billion that effectively limits the eurocurrency rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The aggregate notional amount decreases quarterly by amounts ranging from $5.4 million to $5.5 million until maturity at December 31, 2013. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2012.

OTHER MATTERS
We are party to lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate. For additional discussion of our legal proceedings, see Note 6 of the notes to the condensed consolidated financial statements.

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

For the year ended December 31, 2012, U.S. Medicare placements of our NPWT products represented approximately 9.6% of our total revenue. In the future, KCI's revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates for Medicare patients in the home, which become effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across 91 major metropolitan areas, which represent approximately 40% of our U.S. Medicare Part B business. CMS's DME Competitive Bidding Round One Re-Compete program will impact an additional 9 areas, beginning January 1, 2014, with the potential for a similar reimbursement decline. Additionally, in March 2013, CMS announced that sequestration cuts of 2% will apply to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts, beginning April 1, 2013. CMS will apply the 2% reduction to all claims after determining coinsurance and any applicable deductible and Medicare secondary payment adjustments. The impact on KCI's Medicare and Medicare Advantage business is estimated to be $2.8 million in 2013.
In May 2011, LifeCell Corporation received a warning letter from the FDA following an inspection by the FDA at LifeCell in November 2010.  The warning letter primarily related to LifeCell's failure to submit required documentation to the FDA prior to conduct of certain clinical studies.  The FDA also identified certain non-compliance with FDA regulations covering the promotion of LifeCell's Strattice Tissue Matrix.  LifeCell submitted a written response to the FDA on May 31, 2011.  In a letter dated December 20, 2011, the FDA acknowledged that LifeCell's corrective actions were adequate to address the concerns raised in the warning letter. In January of 2013 the FDA conducted an inspection relating to the implementation of LifeCell's corrective actions.  One observation was identified and LifeCell has responded in the time period required.

In November 2010, KCI USA, Inc.'s Raleigh, North Carolina office was the subject of a Medicare audit of 31 claims conducted by the Zone Program Integrity Contractor (“ZPIC”).  In May 2011, based on an extrapolation of the ZPIC's audit results, the ZPIC determined that KCI USA, Inc. had been overpaid by Medicare in the amount of $5.8 million.  KCI appealed these claims to "Redetermination and Reconsideration" levels of appeal and ultimately to an Administrative Law Judge ("ALJ") in 2012. Following these appeals, the entire overpayment and the resulting extrapolation have been reversed. The time period permitted for an appeal of the ALJ's decision has expired and KCI has not received any notice that an appeal has been perfected.

On November 8, 2012, we completed the sale of our Therapeutic Support Systems business to Getinge AB pursuant to an asset purchase agreement (the “TSS Agreement”). In accordance with the TSS Agreement with Getinge, both KCI and Getinge are required to negotiate in good faith to determine the final modified working capital balance provided to Getinge in addition to agreeing on the Purchase Price Allocation, as defined by the Agreement. As is customary with these types of transactions, each party has provided its view of modified working capital and the purchase price allocation, and KCI is negotiating with Getinge to resolve the remaining differences. If we are unable to resolve these differences, we may be required to proceed through a dispute resolution process as required by the TSS Agreement, which could result in a sales price or tax liabilities different than those currently reflected in our financial statements. We intend to defend our position. However, if we are unsuccessful in defending our position, we do not believe the consequences will have a material impact on our results of operations or our financial position.

Critical Accounting Estimates
For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 under the heading Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Recently Issued Accounting Standards

In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." The objective of this guidance is to clarify offsetting disclosures that apply to accounting for derivatives and hedging, including bifurcated embedded derivatives, repurchase agreements, reverse repurchase agreements and securities lending transactions. This guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

In January 2013, the FASB issued ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The objective of this guidance is to improve reporting of reclassifications out of accumulated other comprehensive income. The guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. The guidance requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income by component, and present either in the income statement or notes, significant amounts reclassified by the respective line items of net income. For public entities, this guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For a description of our policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk, please see our Annual Report for the fiscal year ended December 31, 2012 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer of KCI and LifeCell and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporate in this Item 1, by reference, are the legal proceedings described in note 7 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.1	Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and Tim Guertin
*†10.2	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and Timothy Guertin dated April 8, 2013.
*†10.3	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013.
*†10.4	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013.
*†10.5	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and James L. Cunniff, dated effective as of January 1, 2013.
*†10.6	Second Amendment to Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa A. Johnson, dated effective as of January 1, 2013
*†10.7	Separation and Release Agreement by and between LifeCell Corporation and Lisa N. Colleran, dated as of April 12, 2013.
*†10.8	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on May 14, 2013.

CENTAUR GUERNSEY L.P. INC.
(REGISTRANT)

Date: May 14, 2013	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: May 14, 2013	By:	/s/ Robert P. Hureau
Robert P. Hureau
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.1	Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and Tim Guertin
*†10.2	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and Timothy Guertin dated April 8, 2013.
*†10.3	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013.
*†10.4	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013.
*†10.5	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and James L. Cunniff, dated effective as of January 1, 2013.
*†10.6	Second Amendment to Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Teresa A. Johnson, dated effective as of January 1, 2013
*†10.7	Separation and Release Agreement by and between LifeCell Corporation and Lisa N. Colleran, dated as of April 12, 2013.
*†10.8	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2013.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.