Form 10-Q
period 2013-06-30
Centaur Guernsey L.P. Inc.
filed 2013-08-14
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
    Yes   ____         No      X

As of August 13, 2013, there were 341,410,891.610 Class A-1 and 755,785.200 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
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
DEFINED TERMS
The following terms are used in this Quarterly Report on Form 10-Q unless otherwise noted or indicated by the context.

•	the terms the “Company,” “we,” “our,” and “us” refer to Centaur Guernsey L.P. Inc. (“Centaur”) and its consolidated subsidiaries.

•	the term “Merger” refers to the transaction completed on November 4, 2011, pursuant to which Kinetic Concepts, Inc. (“KCI”) was merged with Chiron Merger Sub, Inc., a subsidiary of Centaur.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$295,617	$383,150
Accounts receivable, net	346,610	355,718
Inventories, net	150,896	139,850
Prepaid expenses and other	57,871	39,511
Total current assets	850,994	918,229

Net property, plant and equipment	326,219	388,482
Debt issuance costs, net	106,959	96,476
Deferred income taxes	19,647	20,003
Goodwill	3,479,775	3,479,775
Identifiable intangible assets, net	2,561,551	2,666,201
Other non-current assets	4,418	5,598
	$7,349,563	$7,574,764

Liabilities and Equity:
Current liabilities:
Accounts payable	$43,891	$40,970
Accrued expenses and other	290,356	284,163
Current installments of long-term debt	24,653	23,383
Deferred income taxes	33,162	57,528
Total current liabilities	392,062	406,044

Long-term debt, net of current installments and discount	4,507,075	4,554,112
Non-current tax liabilities	46,444	44,465
Deferred income taxes	1,023,208	1,069,480
Other non-current liabilities	33,626	43,267
Total liabilities	6,002,415	6,117,368
Equity:
General partner’s capital	—	—
Limited partners’ capital	1,350,084	1,457,913
Accumulated other comprehensive loss, net	(2,936)	(517)
Total equity	1,347,148	1,457,396
	$7,349,563	$7,574,764

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
Rental	$190,245	$207,502	$378,408	$415,194
Sales	242,434	230,613	470,155	455,454
Total revenue	432,679	438,115	848,563	870,648

Rental expenses	90,382	120,534	187,733	247,577
Cost of sales	59,325	65,717	115,556	131,841
Gross profit	282,972	251,864	545,274	491,230

Selling, general and administrative expenses	204,983	153,728	366,425	303,003
Research and development expenses	20,397	17,542	38,179	36,310
Acquired intangible asset amortization	46,461	53,797	94,007	122,527
Operating earnings	11,131	26,797	46,663	29,390

Interest income and other	904	26	1,062	456
Interest expense	(105,658)	(117,297)	(213,746)	(235,187)
Loss on extinguishment of debt	(2,164)	—	(2,164)	—
Foreign currency gain (loss)	(7,772)	16,956	(3,197)	5,686
Derivative instruments gain (loss)	10,556	(13,582)	10,040	(19,894)
Loss from continuing operations before income tax benefit	(93,003)	(87,100)	(161,342)	(219,549)
Income tax benefit	(31,056)	(32,498)	(56,024)	(79,949)
Loss from continuing operations	(61,947)	(54,602)	(105,318)	(139,600)
Loss from discontinued operations, net of tax	(628)	(32)	(2,044)	(5,712)
Net loss	$(62,575)	$(54,634)	$(107,362)	$(145,312)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net loss	$(62,575)	$(54,634)	$(107,362)	$(145,312)
Unrealized investment gain, net of tax expense of $385 and $1,075 in 2013	614	—	1,716	—
Foreign currency translation adjustment, net of tax benefit of $171 and $559 in 2013 and $266 and $274 in 2012	(2,359)	(9,941)	(4,135)	(3,184)
Total comprehensive loss	$(64,320)	$(64,575)	$(109,781)	$(148,496)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(107,362)	$(145,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	7,006	7,163
Depreciation and other amortization	181,393	257,483
Loss on disposition of assets	3,315	—
Amortization of fair value step-up in inventory	—	22,038
Fixed asset impairment	30,259	12,443
Write-off of in-process research and development costs	13,400	—
Provision for bad debt	3,521	4,550
Loss on extinguishment of debt	2,164	—
Equity-based compensation expense	1,196	989
Deferred income tax benefit	(71,357)	(100,715)
Unrealized loss (gain) on derivative instruments	(11,697)	19,011
Unrealized gain on revaluation of cross currency debt	(4,318)	(9,202)
Change in assets and liabilities:
Decrease in accounts receivable, net	5,912	18,120
Increase in inventories, net	(10,997)	(29)
Increase in prepaid expenses and other	(15,315)	(417)
Increase (decrease) in accounts payable	2,939	(6,981)
Increase in accrued expenses and other	8,359	1,931
Increase in tax liabilities, net	1,975	860
Net cash provided by operating activities	40,393	81,932

Cash flows from investing activities:
Additions to property, plant and equipment	(39,981)	(47,196)
Increase in inventory to be converted into equipment for short-term rental	(8,523)	(623)
Dispositions of property, plant and equipment	432	1,284
Increase in identifiable intangible assets and other non-current assets	(2,558)	(2,825)
Net cash used by investing activities	(50,630)	(49,360)

Cash flows from financing activities:
Capital contributions from limited partners	—	239
Distribution to limited partners	(1,572)	—
Repayments of long-term debt and capital lease obligations	(52,926)	(11,658)
Payment of debt issuance costs	(21,122)	(111)
Net cash used by financing activities	(75,620)	(11,530)
Effect of exchange rate changes on cash and cash equivalents	(1,676)	(720)
Net increase (decrease) in cash and cash equivalents	(87,533)	20,322
Cash and cash equivalents, beginning of period	383,150	215,426
Cash and cash equivalents, end of period	$295,617	$235,748

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

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge for the sale of KCI's Therapeutic Support Systems ("TSS") business (the “Agreement”). The transaction closed on November 8, 2012. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company has two reportable operating segments which correspond to our two global businesses: KCI and LifeCell Corporation ("LifeCell"). We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of June 30, 2013, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap and cap agreements in notional amounts totaling $1.033 billion each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Adopted Accounting Standards

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

(e)   Long-Lived Assets

During the second quarter of 2013, we recorded a $30.3 million fixed asset impairment charge.

(f)   Identifiable Intangible Assets

Identifiable intangible assets include developed technology, in process research and development, customer relationships, tradenames and patents. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. During the second quarter and first six months of 2013, write-offs of $4.0 million and $13.4 million, respectively, of in-process research and development costs were recorded due to the discontinuation of certain projects.

(g)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2.    Sale of Therapeutic Support Systems Assets

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge for the sale of KCI's TSS business. The transaction closed on November 8, 2012. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, Getinge offered employment to TSS employees and we agreed to provide transition services to Getinge after the close of the transaction. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the condensed consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company plans to use the net proceeds from the sale to reinvest in its core business and look for growth opportunities.  If the Company has not reinvested all of the net proceeds within one year, it must use the remaining amount to repay its long-term debt obligations.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$—	$56,944	$—	$115,434
Loss before income tax benefit	$(1,020)	$(52)	$(3,323)	$(9,288)
Income tax benefit	$(392)	$(20)	$(1,279)	$(3,576)
Loss from discontinued operations, net of tax	$(628)	$(32)	$(2,044)	$(5,712)

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Gross trade accounts receivable:
Billed trade accounts receivable	$362,572	$370,708
Unbilled receivables	44,138	45,466
Less: Allowance for revenue adjustments	(68,539)	(71,770)
Gross trade accounts receivable	338,171	344,404
Less: Allowance for bad debt	(4,735)	(4,768)
Net trade accounts receivable	333,436	339,636
Other receivables	13,174	16,082
	$346,610	$355,718

(b)   Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Finished goods and tissue available for distribution	$104,677	$96,573
Goods and tissue in-process	11,868	12,421
Raw materials, supplies, parts and unprocessed tissue	58,984	45,993
	175,529	154,987
Less: Amounts expected to be converted into equipment for short-term rental	(13,760)	(5,237)
Reserve for excess and obsolete inventory	(10,873)	(9,900)
	$150,896	$139,850

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Senior Dollar Term D-1 Credit Facility (1) – due 2018	$1,605,632	$1,613,700
Senior Euro Term D-1 Credit Facility (1) – due 2018	320,264	327,022
Senior Term D-2 Credit Facility (1) – due 2016	320,141	321,750
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	650,000
3.25% Convertible Senior Notes due 2015	701	701
IBM Financing	2,465	—
Notional amount of debt	4,611,203	4,663,173

Senior Dollar Term D-1 Credit Facility Discount, net of accretion	(33,681)	(33,840)
Senior Euro Term D-1 Credit Facility Discount, net of accretion	(11,296)	(13,353)
Senior Term D-2 Credit Facility Discount, net of accretion	(5,230)	(7,064)
Second Lien Senior Secured Notes Discount, net of accretion	(26,073)	(27,827)
Senior Unsecured Notes Discount, net of accretion	(3,195)	(3,594)
Net discount on debt	(79,475)	(85,678)

Total debt, net of discount	4,531,728	4,577,495
Less: Current installments	(24,653)	(23,383)
	$4,507,075	$4,554,112
_____________________________
(1) On June 14, 2013, we entered into Amendment No. 2 to our senior secured credit facility. As a result of the amendment we created new classes of Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, having the same rights and obligations as the Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment.

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At June 30, 2013 and December 31, 2012, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $11.8 million and $11.5 million, respectively. In addition, we had $4.6 million and $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of June 30, 2013 and December 31, 2012, respectively. The capacity of the Revolving Credit Facility is reduced for the $11.8 million and $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of June 30, 2013 and December 31, 2012, respectively. The resulting availability under the Revolving Credit Facility was $188.2 million and $188.5 million at June 30, 2013 and December 31, 2012, respectively. Commitment fees accrue at a rate of 0.375% on the amounts available under the Revolving Credit Facility.

On June 14, 2013, we entered into Amendment No. 2 to our Senior Secured Credit Facility ("Amendment No. 2"). As a result of the amendment we created new classes of Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, having the same rights and obligations as the Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with the amendment, Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans were refinanced with Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, respectively.

Interest. Amounts outstanding under the Dollar Term D-1 Loans, the Term D-2 Loans and the Revolving Credit Facility (other than swing-line loans and unreimbursed drawings on letters of credit) bear interest, at our option, at a rate equal to either the base rate or the eurocurrency rate, in each case plus an applicable margin. Amounts outstanding under the Euro Term D-1 Loans bear interest at the eurocurrency rate, and swing-line loans and unreimbursed drawings on letters of credit bear interest at the base rate. As a result of Amendment No. 2, the new applicable margins are (i) for eurocurrency rate loans that are Dollar Term D-1 Loans, 3.50%, (ii) for base rate loans that are Dollar Term D-1 Loans, 2.50%, (iii) for eurocurrency rate loans that are Euro Term D-1 Loans, 3.75%, (iv) for base rate loans that are Euro Term D-1 Loans, 2.75%, (v) for eurocurrency rate loans that are Term D-2 Loans, 3.00%, and (vi) for base rate loans that are Term D-2 Loans, 2.00%. The Term D loans will have a eurocurrency rate floor of 1.00% and a base rate floor of 2.00%.

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

During the six months ended June 30, 2013, we repurchased $38.0 million in principal of our 12.5% Unsecured Notes.

IBM Financing

In March 2013, KCI and LifeCell each entered into separate unsecured credit facilities (the “KCI IBM Facility” and the “LifeCell IBM Facility”, respectively, and collectively the “IBM Facilities”) with IBM Credit LLC (“IBM Credit”) for the purpose of financing the purchase of information technology services and related hardware and software by KCI USA, Inc. and LifeCell, respectively, from International Business Machines Corporation (“IBM”). The KCI IBM Facility and the LifeCell IBM Facility provide for borrowings in the maximum aggregate amount of $3.5 million and $3.7 million, respectively. Any advances thereunder would be made solely in the discretion of IBM Credit, and must be made, if at all, on or before October 31, 2013. Any advances under the IBM Facilities would be paid by IBM Credit directly to IBM as payment for the purchases from IBM. At June 30, 2013, $2.5 million was outstanding under the IBM Facilities, and the resulting aggregate availability under the IBM Facilities was $4.7 million at June 30, 2013.

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

Covenants

As of June 30, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”) and each of the IBM Facilities.

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

Interest Rate Protection

At June 30, 2013 and December 31, 2012, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$512,633	2.256%
12/31/13-12/31/16	$512,633	2.249%
12/31/13-12/31/16	$512,633	2.250%

As of June 30, 2013 and December 31, 2012, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The aggregate notional amount will decrease quarterly by $5.4 million until maturity at December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At June 30, 2013 and December 31, 2012, we had foreign currency exchange contracts to sell or purchase $64.0 million and $59.1 million, respectively, of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.2 billion and $2.5 billion, respectively, at June 30, 2013. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2012. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2013	December 31, 2012		June 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$276	$—
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	25,340	34,868
Interest rate cap agreements	Prepaid expenses and other	3	9	Accrued expenses and other	—	—
Foreign currency exchange contracts	Prepaid expenses and other	1,087	520	Accrued expenses and other	1,097	2,980
Total derivatives		$1,090	$529		$26,713	$37,848

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest rate swap agreements	$9,953	$(16,715)	$9,252	$(18,297)
Interest rate cap agreements	1	(332)	(5)	(1,445)
Foreign currency exchange contracts	602	3,465	793	(152)
	$10,556	$(13,582)	$10,040	$(19,894)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. For further information regarding the restrictive covenants of credit facilities, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on June 30, 2013, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at June 30, 2013 or December 31, 2012.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(517)	$—	$(517)
Investment gain, net of tax expense of $1,075	—	1,716	1,716
Foreign currency translation adjustment, net of tax benefit of $559	(4,135)	—	(4,135)
Balances at June 30, 2013	$(4,652)	$1,716	$(2,936)

During the six months ended June 30, 2013, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In light of the multiple rulings declaring the patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew from the Smith & Nephew litigation and on February 28, 2011, filed suit in the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest because the relevant patent claims are invalid or not infringed. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, royalty payments to Wake Forest under the license agreement were approximately $86 million. No royalty payments were made to Wake Forest during the first six months of 2013 or the years ended December 31, 2012 and 2011.

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

Other US Intellectual Property Litigation

In May 2007, contemporaneous with the filing of the lawsuit against Smith & Nephew which is detailed above, KCI and Wake Forest filed a case against Medela, for the manufacture, use and sale of NPWT products alleging infringement of the Wake Forest patents. Medela responded by alleging, among other things, that the Wake Forest patents are invalid. Following the October 2010 judgment invalidating the claims in the Wake Forest patents, the case against Medela was stayed. Because KCI believes the Wake Forest patents are invalid, KCI filed an unopposed motion to withdraw from the case, which was granted by the court in February 2013. On May 14, 2013, Wake Forest and Medela filed a stipulation of dismissal with prejudice.

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

In December 2008, KCI, its affiliates and Wake Forest filed a patent infringement lawsuit against Boehringer Wound Systems, LLC, Boehringer Technologies, LP, and Convatec, Inc. in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device manufactured by Boehringer and commercialized by Convatec infringed Wake Forest patents. In February 2009, the defendants filed their answer which includes affirmative defenses and counterclaims alleging non-infringement and invalidity of the Wake Forest patents. In January 2013, the Court lifted the stay in the case and requested a status update from the parties. On June 3, 2013, the parties filed a stipulation of Dismissal with Prejudice.

International Intellectual Property Litigation

In June 2007, Medela filed a patent nullity suit in the German Federal Patent Court against Wake Forest's German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”). In March 2008 and February 2009, Mölnlycke Health Care AB and Smith & Nephew, respectively, joined the nullity suit against the '720 Patent. In March 2009, the German Federal Patent Court ruled that the claims of the '720 Patent were invalid and revoked the German patent corresponding to the '720 Patent. A hearing on Wake Forest's appeal, previously set for April 26, 2012 was postponed and reset for February 13, 2013. The nullity complaints were withdrawn the morning of the scheduled hearing pursuant to a settlement between Wake Forest and the nullity plaintiffs, and the hearing did not take place. Although the patent's statutory term expired in November 2012, the withdrawal of the nullity complaints resulted in a reinstatement of the '720 Patent in Germany. As a result, on July 10, 2013, KCI filed a separate suit to nullify the German part of the '720 Patent.

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

LifeCell Litigation

AlloDerm Cases

LifeCell Corporation is a party to approximately 325 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The cases are in the early stages of litigation, and none have been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits. Recently, we resolved a dispute with our primary products liability carrier and these consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible for the Company to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Repliform Cases

LifeCell Corporation has recently been named in approximately 60 lawsuits in Middlesex County, Massachusetts, State court in Delaware and Minnesota, as well as federal district court in Minneapolis and the Northern District of Texas. The cases were filed by individuals alleging personal injury and seeking monetary damages for failed gynecological procedures using products sold by Boston Scientific. The LifeCell cases in Middlesex County, Massachusetts were recently filed in the M Session of the Superior Court, which consists of a number of cases involving Boston Scientific synthetic mesh products. The case in Minneapolis will be transferred to an action in West Virginia that is similarly focused on synthetic mesh products. We do not believe LifeCell is a proper party to these lawsuits and are therefore seeking to dismiss these suits. In the event the suits are not dismissed we intend to defend these suits vigorously. We have insurance that covers these claims and lawsuits.

Other Litigation

In February 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two qui tam actions against KCI on March 20, 2008 and September 29, 2008 by two former employees in the U.S. District Court, Central District of California, Western Division.  These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al ("Hartpence Matter") and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al ("Godecke Matter"). The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed on May 3, 2011.  After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  On January 30, 2012, the Court granted KCI's motions dismissing all of the claims in the Hartpence Matter and dismissing all of the claims in the Godecke Matter with the exception of a retaliation claim, which has been stayed pending the appeal of the dismissed claims.  On February 27, 2012 and June 15, 2012, respectively, Hartpence and Godecke each filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit seeking to reverse the dismissal of their claims by the trial court.  On December 11, 2012, KCI moved the Ninth Circuit to disqualify counsel in the Hartpence and Godecke matters from representing relators on appeal due to their possession and use of KCI's privileged documents.  The Ninth Circuit granted the parties agreed motion to stay the briefing of the merits of the appeals pending resolution of the disqualification motion and on February 25, 2013, remanded KCI's disqualification motion to the U.S. District Court for disposition. On May 20, 2013, the District Court granted KCI's disqualification motions and counsel for both Godecke and Hartpence were disqualified. On July 19, 2013 the Ninth Circuit Court of Appeals issued an Order requiring counsel for Godecke and Hartpence to withdraw from the appeals or show cause why they should not be disqualified.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue:
KCI	$317,765	$330,318	$623,647	$656,506
LifeCell	114,914	107,797	224,916	214,142
Total revenue	$432,679	$438,115	$848,563	$870,648

Operating earnings:
KCI	$110,760	$97,905	$200,181	$162,358
LifeCell	31,197	23,575	61,066	46,639
Non-allocated costs:
General headquarter expense (1)	(40,003)	(9,080)	(53,112)	(14,025)
Equity-based compensation	(663)	(492)	(1,196)	(989)
Merger and restructuring-related expenses (2)	(43,836)	(31,314)	(66,406)	(42,066)
Acquired intangible asset amortization (3)	(46,324)	(53,797)	(93,870)	(122,527)
Total non-allocated costs	(130,826)	(94,683)	(214,584)	(179,607)
Total operating earnings	$11,131	$26,797	$46,663	$29,390
_____________________________

(1)
The second quarter and six months ended June 30, 2013 includes $4.0 million and $13.4 million, respectively, of write-offs of in-process research and development costs due to discontinuation of related projects and a $30.3 million fixed asset impairment charge.

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of June 30, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2013
(in thousands)
(unaudited)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$172,872	$—	$122,347	$—	$295,617
Accounts receivable, net	—	178,329	59,932	108,349	—	346,610
Inventories, net	—	121,037	99,251	68,481	(137,873)	150,896
Deferred income taxes	—	44,315	—	3,302	(47,617)	—
Prepaid expenses and other	—	39,995	7,768	359,960	(349,852)	57,871
Intercompany receivables	166	1,365,504	2,252,164	186,860	(3,804,694)	—
Total current assets	564	1,922,052	2,419,115	849,299	(4,340,036)	850,994
Net property, plant and equipment	—	278,660	80,848	193,567	(226,856)	326,219
Debt issuance costs, net	—	106,959	—	—	—	106,959
Deferred income taxes	—	—	—	19,647	—	19,647
Goodwill	—	2,483,240	996,535	—	—	3,479,775
Identifiable intangible assets, net	—	399,961	1,996,717	164,873	—	2,561,551
Other non-current assets	—	381	186	94,750	(90,899)	4,418
Intercompany loan receivables	—	790,000	372,504	—	(1,162,504)	—
Intercompany investments	1,350,676	357,287	426,278	—	(2,134,241)	—
	$1,351,240	$6,338,540	$6,292,183	$1,322,136	$(7,954,536)	$7,349,563

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$14,936	$13,879	$15,076	$—	$43,891
Accrued expenses and other	—	190,961	234,363	49,364	(184,332)	290,356
Intercompany payables	3,932	772,620	2,511,956	516,186	(3,804,694)	—
Current installments of long-term debt	—	23,576	1,077	—	—	24,653
Income taxes payable	—	2,140	—	(2,140)	—	—
Deferred income taxes	—	—	80,779	—	(47,617)	33,162
Total current liabilities	3,932	1,004,233	2,842,054	578,486	(4,036,643)	392,062
Long-term debt, net of current installments and discount	—	4,506,199	876	—	—	4,507,075
Non-current tax liabilities	—	41,575	—	4,869	—	46,444
Deferred income taxes	—	121,837	847,651	53,720	—	1,023,208
Other non-current liabilities	160	32,074	380	1,012	—	33,626
Intercompany loan payables	—	370,921	790,000	1,583	(1,162,504)	—
Total liabilities	4,092	6,076,839	4,480,961	639,670	(5,199,147)	6,002,415

Total equity	1,347,148	261,701	1,811,222	682,466	(2,755,389)	1,347,148
	$1,351,240	$6,338,540	$6,292,183	$1,322,136	$(7,954,536)	$7,349,563

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$155,244	$1,013	$33,988	$—	$190,245
Sales	—	74,428	196,572	160,448	(189,014)	242,434
Total revenue	—	229,672	197,585	194,436	(189,014)	432,679
Rental expenses	13	61,149	3,328	56,413	(30,521)	90,382
Cost of sales	29	47,596	144,151	59,251	(191,702)	59,325
Gross profit (loss)	(42)	120,927	50,106	78,772	33,209	282,972
Selling, general and administrative expenses	621	120,228	47,902	36,291	(59)	204,983
Research and development expenses	—	8,454	8,265	3,678	—	20,397
Acquired intangible asset amortization	—	20,414	18,088	7,959	—	46,461
Operating earnings (loss)	(663)	(28,169)	(24,149)	30,844	33,268	11,131
Non-operating intercompany transactions	—	8,300	(101)	(28,829)	20,630	—
Interest income and other	—	18,510	3,063	40	(20,709)	904
Interest expense	—	(108,622)	(17,661)	(84)	20,709	(105,658)
Loss on extinguishment of debt	—	(2,164)	—	—	—	(2,164)
Foreign currency loss	—	(5,943)	(135)	(1,694)	—	(7,772)
Derivative instruments loss	—	10,556	—	—	—	10,556
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(663)	(107,532)	(38,983)	277	53,898	(93,003)
Income tax benefit	—	(18,526)	(8,917)	(3,613)	—	(31,056)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(663)	(89,006)	(30,066)	3,890	53,898	(61,947)
Equity in earnings (loss) of subsidiaries	(61,912)	(25,033)	4,540	—	82,405	—
Earnings (loss) from continuing operations	(62,575)	(114,039)	(25,526)	3,890	136,303	(61,947)
Earnings (loss) from discontinued operations, net of tax	—	(1,527)	—	650	249	(628)
Net earnings (loss)	$(62,575)	$(115,566)	$(25,526)	$4,540	$136,552	$(62,575)
Total comprehensive income (loss)	$(64,320)	$(117,311)	$(27,271)	$2,795	$141,787	$(64,320)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$164,983	$1,504	$41,015	$—	$207,502
Sales	—	73,612	104,859	131,600	(79,458)	230,613
Total revenue	—	238,595	106,363	172,615	(79,458)	438,115
Rental expenses	1	78,988	1,349	67,088	(26,892)	120,534
Cost of sales	18	37,533	37,654	59,051	(68,539)	65,717
Gross profit (loss)	(19)	122,074	67,360	46,476	15,973	251,864
Selling, general and administrative expenses	474	92,760	32,257	28,923	(686)	153,728
Research and development expenses	—	6,309	8,930	2,303	—	17,542
Acquired intangible asset amortization	—	25,054	18,668	10,075	—	53,797
Operating earnings (loss)	(493)	(2,049)	7,505	5,175	16,659	26,797
Non-operating intercompany transactions	—	5,641	2,161	(12,210)	4,408	—
Interest income and other	—	18,159	3,062	43	(21,238)	26
Interest expense	—	(120,327)	(18,175)	(33)	21,238	(117,297)
Foreign currency gain (loss)	—	18,875	(50)	(1,869)	—	16,956
Derivative instruments loss	—	(13,582)	—	—	—	(13,582)
Loss from continuing operations before income tax benefit and equity in earnings loss of subsidiaries	(493)	(93,283)	(5,497)	(8,894)	21,067	(87,100)
Income tax benefit	—	(22,346)	(4,029)	(6,123)	—	(32,498)
Loss from continuing operations before equity in loss of subsidiaries	(493)	(70,937)	(1,468)	(2,771)	21,067	(54,602)
Equity in loss of subsidiaries	(54,141)	(1,498)	(3,506)	—	59,145	—
Loss from continuing operations	(54,634)	(72,435)	(4,974)	(2,771)	80,212	(54,602)
Earnings (loss) from discontinued operations, net of tax	—	(2,276)	1,490	(735)	1,489	(32)
Net loss	$(54,634)	$(74,711)	$(3,484)	$(3,506)	$81,701	$(54,634)
Total comprehensive loss	$(64,575)	$(84,652)	$(13,425)	$(13,447)	$111,524	$(64,575)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$305,712	$3,253	$69,443	$—	$378,408
Sales	—	143,637	416,255	322,348	(412,085)	470,155
Total revenue	—	449,349	419,508	391,791	(412,085)	848,563
Rental expenses	13	123,498	8,170	113,335	(57,283)	187,733
Cost of sales	54	97,731	253,909	119,908	(356,046)	115,556
Gross profit (loss)	(67)	228,120	157,429	158,548	1,244	545,274
Selling, general and administrative expenses	1,129	202,656	92,565	70,254	(179)	366,425
Research and development expenses	—	15,356	16,521	6,302	—	38,179
Acquired intangible asset amortization	—	41,651	36,367	15,989	—	94,007
Operating earnings (loss)	(1,196)	(31,543)	11,976	66,003	1,423	46,663
Non-operating intercompany transactions	—	60,252	58,754	(52,353)	(66,653)	—
Interest income and other	—	36,194	6,126	69	(41,327)	1,062
Interest expense	—	(219,761)	(35,218)	(94)	41,327	(213,746)
Loss on extinguishment of debt	—	(2,164)	—	—	—	(2,164)
Foreign currency gain (loss)	—	5,480	(213)	(8,464)	—	(3,197)
Derivative instruments gain	—	10,040	—	—	—	10,040
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,196)	(141,502)	41,425	5,161	(65,230)	(161,342)
Income tax benefit	—	(46,097)	(4,183)	(5,744)	—	(56,024)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,196)	(95,405)	45,608	10,905	(65,230)	(105,318)
Equity in earnings (loss) of subsidiaries	(106,166)	55,260	10,814	—	40,092	—
Earnings (loss) from continuing operations	(107,362)	(40,145)	56,422	10,905	(25,138)	(105,318)
Loss from discontinued operations, net of tax	—	(2,394)	(2)	(91)	443	(2,044)
Net earnings (loss)	$(107,362)	$(42,539)	$56,420	$10,814	$(24,695)	$(107,362)
Total comprehensive income (loss)	$(109,781)	$(44,958)	$54,001	$8,395	$(17,438)	$(109,781)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$330,658	$2,766	$81,770	$—	$415,194
Sales	—	144,007	208,390	237,228	(134,171)	455,454
Total revenue	—	474,665	211,156	318,998	(134,171)	870,648
Rental expenses	2	164,242	2,562	139,496	(58,725)	247,577
Cost of sales	36	107,029	74,751	116,546	(166,521)	131,841
Gross profit (loss)	(38)	203,394	133,843	62,956	91,075	491,230
Selling, general and administrative expenses	951	168,974	63,977	69,787	(686)	303,003
Research and development expenses	—	13,954	17,699	4,657	—	36,310
Acquired intangible asset amortization	—	58,777	40,586	23,164	—	122,527
Operating earnings (loss)	(989)	(38,311)	11,581	(34,652)	91,761	29,390
Non-operating intercompany transactions	—	66,374	128,312	(221,569)	26,883	—
Interest income and other	—	36,728	6,125	82	(42,479)	456
Interest expense	—	(241,251)	(36,350)	(65)	42,479	(235,187)
Foreign currency gain (loss)	—	9,121	148	(3,583)	—	5,686
Derivative instruments gain (loss)	—	(19,894)	—	—	—	(19,894)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(989)	(187,233)	109,816	(259,787)	118,644	(219,549)
Income tax expense (benefit)	—	(39,259)	(30,952)	(9,738)	—	(79,949)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(989)	(147,974)	140,768	(250,049)	118,644	(139,600)
Equity in earnings (loss) of subsidiaries	(144,323)	(102,498)	(254,512)	—	501,333	—
Earnings (loss) from continuing operations	(145,312)	(250,472)	(113,744)	(250,049)	619,977	(139,600)
Earnings (loss) from discontinued operations, net of tax	—	(7,293)	3,473	(4,463)	2,571	(5,712)
Net earnings (loss)	$(145,312)	$(257,765)	$(110,271)	$(254,512)	$622,548	$(145,312)
Total comprehensive income (loss)	$(148,496)	$(260,949)	$(113,455)	$(257,696)	$632,100	$(148,496)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(107,362)	$(42,539)	$56,420	$10,814	$(24,695)	$(107,362)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	2,767	145,087	(12,136)	(49,950)	61,987	147,755
Net cash provided (used) by operating activities	(104,595)	102,548	44,284	(39,136)	37,292	40,393
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(90,855)	(8,962)	(67,434)	119,179	(48,072)
Increase in identifiable intangible assets and other non-current assets	—	(49)	(2,375)	(134)	—	(2,558)
Net cash provided (used) by investing activities	—	(90,904)	(11,337)	(67,568)	119,179	(50,630)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Repayments of long-term debt and capital lease obligations	—	(52,959)	—	33	—	(52,926)
Payment of debt issuance costs	—	(21,122)	—	—	—	(21,122)
Proceeds (payments) on intercompany loans	—	14,786	(16,371)	1,585	—	—
Proceeds (payments) on intercompany investments	106,167	(56,265)	(16,576)	123,145	(156,471)	—
Net cash provided (used) by financing activities	104,595	(115,560)	(32,947)	124,763	(156,471)	(75,620)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,676)	—	(1,676)
Net increase (decrease) in cash and cash equivalents	—	(103,916)	—	16,383	—	(87,533)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$172,872	$—	$122,347	$—	$295,617

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(145,312)	$(257,765)	$(110,271)	$(254,512)	$622,548	$(145,312)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	989	202,310	(26,651)	824,643	(774,047)	227,244
Net cash provided (used) by operating activities	(144,323)	(55,455)	(136,922)	570,131	(151,499)	81,932
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(17,254)	(12,796)	(50,696)	34,211	(46,535)
Increase in identifiable intangible assets and other non-current assets	—	26	(2,962)	110	1	(2,825)
Net cash provided (used) by investing activities	—	(17,228)	(15,758)	(50,586)	34,212	(49,360)
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Repayments of long-term debt and capital lease obligations	—	(8,300)	—	(3)	(3,355)	(11,658)
Proceeds (payments) on intercompany loans	—	(105,245)	30,225	75,020	—	—
Payment of debt issuance costs	—	(111)	—	—	—	(111)
Proceeds (payments) on intercompany investments	144,084	225,223	122,455	(612,404)	120,642	—
Net cash provided (used) by financing activities	144,323	111,567	152,680	(537,387)	117,287	(11,530)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(720)	—	(720)
Net increase in cash and cash equivalents	—	38,884	—	(18,562)	—	20,322
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$411	$181,536	$—	$53,801	$—	$235,748

NOTE 10.     Subsequent Event

Acquisition of SystagenixTM

On July 30, 2013, KCI announced that it had signed a definitive agreement to acquire Systagenix, an established provider of advanced wound care ("AWC") products, for a purchase price of $485.0 million. KCI has commenced marketing of $350 million of incremental borrowings under our existing Senior Secured Credit Facility to be used along with cash on hand to fund the purchase price. Systagenix has a broad portfolio of innovative AWC products with a focus on moist wound healing dressings - including PROMOGRAN PRISMA®, the collagen dressing market leader, TIELLE® (foam) and ADAPTIC® (non adherent contact layers). Systagenix' manufacturing, marketing and sales teams supply and distribute over 20 million advanced wound care dressings each month to more than 100 countries. The company, formerly part of Johnson & Johnson, generates annual revenue of approximately $200.0 million and has approximately 800 employees worldwide, including an experienced team of research and development scientists dedicated to advancing skin and wound care. Combining Systagenix' expertise with KCI's innovation pipeline will create additional value for customers and help speed healing and reduce complications for patients. The acquisition of Systagenix is subject to customary closing conditions, including applicable antitrust approvals. The transaction is expected to close in the fourth quarter of 2013.

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

RECENT DEVELOPMENTS

Acquisition of SystagenixTM

On July 30, 2013, KCI announced that it had signed a definitive agreement to acquire Systagenix, an established provider of advanced wound care ("AWC") products, for a purchase price of $485.0 million. KCI has commenced marketing of $350 million of incremental borrowings under our existing Senior Secured Credit Facility to be used along with cash on hand to fund the purchase price. Systagenix has a broad portfolio of innovative AWC products with a focus on moist wound healing dressings - including PROMOGRAN PRISMA®, the collagen dressing market leader, TIELLE® (foam) and ADAPTIC® (non adherent contact layers). Systagenix' manufacturing, marketing and sales teams supply and distribute over 20 million advanced wound care dressings each month to more than 100 countries. The company, formerly part of Johnson & Johnson, generates annual revenue of approximately $200.0 million and has approximately 800 employees worldwide, including an experienced team of research and development scientists dedicated to advancing skin and wound care. Combining Systagenix' expertise with KCI's innovation pipeline will create additional value for customers and help speed healing and reduce complications for patients. The acquisition of Systagenix is subject to customary closing conditions, including applicable antitrust approvals. The transaction is expected to close in the fourth quarter of 2013.

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
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the second quarter and first six months of 2013 to the second quarter and first six months of 2012 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change
KCI revenue:
Rental	$189,232	$205,998	(8.1)%	$375,155	$412,428	(9.0)%
Sales	128,533	124,320	3.4	248,492	244,078	1.8%
Total – KCI	317,765	330,318	(3.8)	623,647	656,506	(5.0)%

LifeCell revenue:
Rental	1,013	1,504	(32.6)	3,253	2,766	17.6%
Sales	113,901	106,293	7.2	221,663	211,376	4.9%
Total – LifeCell	114,914	107,797	6.6	224,916	214,142	5.0%

Total consolidated revenue:
Rental	190,245	207,502	(8.3)	378,408	415,194	(8.9)%
Sales	242,434	230,613	5.1	470,155	455,454	3.2%
Total consolidated revenue	$432,679	$438,115	(1.2)%	$848,563	$870,648	(2.5)%

The change in total revenue compared to the prior-year periods was due to lower KCI rental revenue, partially offset by higher LifeCell revenue. Foreign currency exchange movements had a slightly unfavorable impact on total revenue during the second quarter and first six months of 2013 compared to the prior year periods.

The decline in worldwide KCI revenue from the comparable prior-year periods was attributable primarily to lower rental revenue in established markets, partially offset by increased revenues from expansion products and certain markets outside the U.S. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future as our competitors market products designed to compete with KCI's offering. Foreign currency exchange movements had a slightly unfavorable impact on worldwide KCI revenues during the second quarter and first six months of 2013 compared to the prior-year periods.

The growth in worldwide LifeCell revenue over the prior-year periods was due primarily to increased sales volumes of our products. Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the second quarter and first six months of 2013 to the second quarter and first six months of 2012 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change

Americas revenue:
Rental	$160,735	$172,125	(6.6)%	$318,614	$344,227	(7.4)%
Sales	191,738	181,999	5.4	373,527	360,480	3.6%
Total – Americas	352,473	354,124	(0.5)	692,141	704,707	(1.8)%

EMEA/APAC revenue:
Rental	29,510	35,377	(16.6)	59,794	70,967	(15.7)%
Sales	50,696	48,614	4.3	96,628	94,974	1.7%
Total – EMEA/APAC	80,206	83,991	(4.5)	156,422	165,941	(5.7)%

Total consolidated revenue:
Rental	190,245	207,502	(8.3)	378,408	415,194	(8.9)%
Sales	242,434	230,613	5.1	470,155	455,454	3.2%
Total consolidated revenue	$432,679	$438,115	(1.2)%	$848,563	$870,648	(2.5)%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended June 30,				Six months ended June 30,
	2013	2012	Change		2013	2012	Change

KCI revenue	73.4%	75.4%	(200)	bps	73.5%	75.4%	(190)	bps
LifeCell revenue	26.6	24.6	200	bps	26.5	24.6	190	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Americas revenue	81.5%	80.8%	70	bps	81.6%	80.9%	70	bps
EMEA/APAC revenue	18.5	19.2	(70)	bps	18.4	19.1	(70)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	44.0%	47.4%	(340)	bps	44.6%	47.7%	(310)	bps
Sales revenue	56.0	52.6	340	bps	55.4	52.3	310	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the second quarter and first six months of 2013 to the second quarter and first six months of 2012 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change

Rental expenses	$90,382	$120,534	(25.0)%	$187,733	$247,577	(24.2)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the second quarter and first six months of 2013 decreased from the prior-year periods due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the second quarter and first six months of 2013 to the second quarter and first six months of 2012 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change

Cost of sales	$59,325	$65,717	(9.7)%	$115,556	$131,841	(12.4)%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The decrease in cost of sales from the prior-year periods was due primarily to cost of sales recorded in the second quarter and first six months of 2012 associated with purchase accounting adjustments related to the step up in value of inventory, which totaled $11.2 million and $22.0 million, respectively; partially offset by increased sales volumes.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	% Change		2013	2012	% Change

Gross profit margin	65.4%	57.5%	790	bps	64.3%	56.4%	790	bps

The gross profit margin increase during the second quarter and first six months of 2013 compared to the prior-year periods was due primarily to a decrease in depreciation related to the fixed asset step up and lower cost of sales related to the inventory step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2012	% Change	2013	2012	% Change

Selling, general and administrative expenses	$204,983	$153,728	33.3%	$366,425	$303,003	20.9%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs. The increase in SG&A expenses during the second quarter and first six months of 2013 compared to the prior-year periods is due primarily to a fixed asset impairment charge of $30.3 million and an increase in restructuring-related expenses. Additionally, during the second quarter and first six months of 2013, write-offs of $4.0 million and $13.4 million, respectively, of in-process research and development costs were recorded due to the discontinuation of certain projects.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	% Change		2013	2012	% Change

Research and development expenses	$20,397	$17,542	16.3%		$38,179	$36,310	5.1%
As a percent of total revenue	4.7%	4.0%	70	bps	4.5%	4.2%	30	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger, we recorded $2.89 billion of identifiable intangible assets during the fourth quarter of 2011. During the second quarters of 2013 and 2012, we recorded $46.5 million and $53.8 million, respectively, of amortization expense associated with these acquired intangible assets. During the first six months of 2013 and 2012, we recorded $94.0 million and $122.5 million, respectively, of amortization expense associated with these acquired intangible assets.

Interest Expense

Interest expense decreased to $105.7 million and $213.7 million in the second quarter and first six months of 2013, respectively, compared to $117.3 million and $235.2 million in the comparable prior-year periods due to lower average debt balances at lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction losses were $7.8 million and $3.2 million during the second quarter and first six months of 2013, respectively, compared to gains of $17.0 million and $5.7 million in the prior-year periods. The revaluation of the Term D-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $5.5 million recorded during the second quarter of 2013 and a $4.3 million foreign currency transaction gain recorded during the first six months of 2013. The revaluation of the Term D-1 EURO loan to U.S. dollars represented $19.1 million and $9.2 million of the foreign currency transaction gains during the second quarter and first six months of 2012, respectively.

Derivative Instruments Gain (Loss)

Derivative instruments gains were $10.6 million and $10.0 million in the second quarter and first six months of 2013, respectively, compared to losses of $13.6 million and $19.9 million in the comparable prior-year periods due primarily to fluctuations in foreign exchange rates.

Loss from Discontinued Operations

Loss from discontinued operations, net of tax, was $0.6 million and $2.0 million during the second quarter and first six months of 2013, respectively, compared to $32,000 and $5.7 million during the corresponding periods of the prior year.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first six months of 2013 and 2012 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first six months of 2013 and 2012, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities	$40,393	$81,932
Net cash used by investing activities	(50,630)	(49,360)
Net cash used by financing activities	(75,620)	(11,530)
Effect of exchange rates changes on cash and cash equivalents	(1,676)	(720)
Net increase (decrease) in cash and cash equivalents	$(87,533)	$20,322

As of June 30, 2013 and December 31, 2012, our principal sources of liquidity consisted of $295.6 million and $383.2 million, respectively, of cash and cash equivalents. We also had availability of $188.2 million and $188.5 million under our Revolving Credit Facility as of June 30, 2013 and December 31, 2012, respectively.

Capital Expenditures

During the first six months of 2013 and 2012, we made capital expenditures of $40.0 million and $47.2 million, respectively. Capital expenditures during the first six months of 2013 related primarily to expanding the rental fleet and information technology projects and purchases. Capital expenditures during the first six months of the prior year related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2013 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$188,153	(2)
Senior Dollar Term D-1 Credit Facility	May 2018	5.00%	(3)	1,571,951	—
Senior Euro Term D-1 Credit Facility	May 2018	5.59%	(3)	308,968	—
Senior Term D-2 Credit Facility	November 2016	4.54%	(3)	314,911	—
Total				$2,195,830	$188,153
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At June 30, 2013, the amount available under the Revolving Credit Facility reflected a reduction of $11.8 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of June 30, 2013 was 4.50% on the Senior Dollar Term D-1 Credit Facility, 4.75% on the Senior Euro Term D-1 Credit Facility and 4.00% on the Senior Term D-2 Credit Facility.

Senior Secured Credit Facility

On June 14, 2013, we entered into Amendment No. 2 to our senior credit facility. As a result of the amendment we created new classes of Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, having the same rights and obligations as the Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with the amendment, Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans were refinanced with Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, respectively. Amounts outstanding under the Dollar Term D-1 Loans, the Term D-2 Loans and the Revolving Credit Facility (other than swing-line loans and unreimbursed drawings on letters of credit) bear interest, at our option, at a rate equal to either the base rate or the eurocurrency rate, in each case plus an applicable margin. Amounts outstanding under the Euro Term D-1 Loans bear interest at the eurocurrency rate, and swing-line loans and unreimbursed drawings on letters of credit bear interest at the base rate. As a result of Amendment No.2, the new applicable margins are (i) for eurocurrency rate loans that are Dollar Term D-1 Loans, 3.50%, (ii) for base rate loans that are Dollar Term D-1 Loans, 2.50%, (iii) for eurocurrency rate loans that are Euro Term D-1 Loans, 3.75%, (iv) for base rate loans that are Euro Term D-1 Loans, 2.75%, (v) for eurocurrency rate loans that are Term D-2 Loans, 3.00%, and (vi) for base rate loans that are Term D-2 Loans, 2.00%. The Term D loans will have a eurocurrency rate floor of 1.00% and a base rate floor of 2.00%.

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

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior 12.5% Unsecured Notes due 2019; $612.0 million of which are still outstanding. Interest on the 12.5% Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The12.5% Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from

November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of June 30, 2013, $701,000 aggregate principal amount of the notes remained outstanding.

IBM Financing

In March 2013, KCI and LifeCell each entered into separate unsecured credit facilities with IBM Credit for the purpose of financing the purchase of information technology services and related hardware and software by KCI USA, Inc. and LifeCell, respectively, from IBM. The KCI IBM Facility and the LifeCell IBM Facility provide for borrowings in the maximum aggregate amount of $3.5 million and $3.7 million, respectively. Any advances thereunder would be made solely in the discretion of IBM Credit, and must be made, if at all, on or before October 31, 2013. Any advances under the IBM Facilities would be paid by IBM Credit directly to IBM as payment for the purchases from IBM. Amounts outstanding under the IBM Facilities bear interest at a rate equal to the one-month LIBOR rate plus a margin of 5.87% per annum. Interest on borrowings is payable monthly in arrears. Interest on all past due amounts accrues at 1.5% per month. Each individual advance made under the IBM Facilities amortizes in 24 equal monthly installments, with all remaining outstanding amounts becoming due on the final maturity date of October 31, 2015, or the earlier termination of the respective IBM Facility. We may terminate each of the IBM Facilities upon 90 days written notice to IBM Credit. At June 30, 2013, $2.5 million was outstanding under the IBM Facilities, and the resulting aggregate availability under the IBM Facilities was $4.7 million at June 30, 2013.

Covenants

As of June 30, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, the Convertible Notes and each of the IBM Facilities.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate Protection

At June 30, 2013 and December 31, 2012, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective on December 31, 2013. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. As of June 30, 2013 and December 31, 2012, we had interest rate cap agreements with remaining notional amounts of $1.6 billion that effectively limits the eurocurrency rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The aggregate notional amount will decrease quarterly by $5.4 million until maturity at December 31, 2013. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporate in this Item 1, by reference, are the legal proceedings described in note 7 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

ITEM 1A.      RISK FACTORS

Except with respect to the following new risk factors described below, there have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
We may not recognize the benefits of the Systagenix Acquisition.

We may not realize the expected benefits of the Systagenix Acquisition because of integration difficulties and other challenges. The success of the Systagenix Acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating Systagenix's business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Systagenix's business include, among others:

•failure to implement our business plan for the combined business;

•	unanticipated issues in integrating manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Systagenix's structure and our structure;
•failure to retain key customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•failure to retain key employees;
•operating risks inherent in Systagenix's business and our business;
•unanticipated issues, expenses and liabilities; and
•unfamiliarity with operating in Europe.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each of KCI and Systagenix had achieved or might achieve separately. In addition, we may not accomplish the integration of Systagenix's business smoothly, successfully or within the anticipated costs or time frame. Moreover, the markets in which Systagenix operates may not experience the growth rates expected and any further economic downturn affecting Europe could negatively impact Systagenix's business. If we experience difficulties with the integration process or if the Systagenix business or the markets in which it operates deteriorate, the anticipated cost savings, growth opportunities and other synergies of the Systagenix Acquisition may not be realized fully, or at all, or may take longer to realize than expected. In such case, our business, financial condition and results of operations may be negatively impacted.

We face risks associated with the Share Purchase Agreement in connection with the Systagenix Acquisition.

In connection with the Systagenix Acquisition, we will be subject to substantially all the liabilities of Systagenix that are not satisfied on or prior to the closing date. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of Systagenix. Under the Share Purchase Agreement, the Seller has agreed to provide us with a limited set of representations and warranties. Our sole remedy from the Seller for any breach of those representations and warranties is an action for indemnification. A portion of the purchase price will be held in escrow following the closing date to satisfy indemnification claims that we may have under the Share Purchase Agreement. In addition, we have agreed to take certain actions if required to obtain regulatory approvals, including dispositions of assets.

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.1	Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson
*†10.2	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on August 14, 2013.

CENTAUR GUERNSEY L.P. INC.
(REGISTRANT)

Date: August 14, 2013	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: August 14, 2013	By:	/s/ Robert P. Hureau
Robert P. Hureau
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.1	Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson
*†10.2	Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2013.

* Compensatory arrangements for director(s) and/or executive officer(s).
† Exhibit filed herewith.