Form 10-Q
period 2013-09-30
Centaur Guernsey L.P. Inc.
filed 2013-11-14
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
    Yes   ____         No      X

As of November 13, 2013, there were 341,410,891.610 Class A-1 and 728,041.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M™ Tegaderm™ is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq® and SPY® are licensed trademarks of Novadaq Technologies, Inc. Unless otherwise indicated, all other trademarks appearing in this report are proprietary to KCI Licensing, Inc., LifeCell Corporation, or Systagenix Wound Management (US), Inc., their affiliates and/or licensors. The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., LifeCell Corporation, or Systagenix Wound Management (US), Inc., their affiliates and/or licensors.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$362,919	$383,150
Accounts receivable, net	368,900	355,718
Inventories, net	149,986	139,850
Prepaid expenses and other	59,499	39,511
Total current assets	941,304	918,229

Net property, plant and equipment	312,555	388,482
Debt issuance costs, net	101,766	96,476
Deferred income taxes	21,866	20,003
Goodwill	3,207,575	3,479,775
Identifiable intangible assets, net	2,343,525	2,666,201
Other non-current assets	4,054	5,598
	$6,932,645	$7,574,764

Liabilities and Equity:
Current liabilities:
Accounts payable	$44,527	$40,970
Accrued expenses and other	351,903	284,163
Current installments of long-term debt	24,101	23,383
Deferred income taxes	4,610	57,528
Total current liabilities	425,141	406,044

Long-term debt, net of current installments and discount	4,517,139	4,554,112
Non-current tax liabilities	46,461	44,465
Deferred income taxes	960,219	1,069,480
Other non-current liabilities	38,897	43,267
Total liabilities	5,987,857	6,117,368
Equity:
General partner’s capital	—	—
Limited partners’ capital	952,314	1,457,913
Accumulated other comprehensive loss, net	(7,526)	(517)
Total equity	944,788	1,457,396
	$6,932,645	$7,574,764

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
Rental	$191,041	$207,156	$569,449	$622,350
Sales	249,520	228,717	719,675	684,171
Total revenue	440,561	435,873	1,289,124	1,306,521

Rental expenses	85,746	100,810	273,479	348,387
Cost of sales	66,151	58,613	181,707	190,454
Gross profit	288,664	276,450	833,938	767,680

Selling, general and administrative expenses	152,053	142,778	518,478	445,781
Research and development expenses	17,961	17,376	56,140	53,686
Acquired intangible asset amortization	45,116	49,733	139,123	172,260
Impairment of goodwill and intangible assets	443,400	—	443,400	—
Operating earnings (loss)	(369,866)	66,563	(323,203)	95,953

Interest income and other	217	174	1,279	630
Interest expense	(101,398)	(117,920)	(315,144)	(353,107)
Loss on extinguishment of debt	(200)	—	(2,364)	—
Foreign currency gain (loss)	(8,738)	(5,258)	(11,935)	428
Derivative instruments gain (loss)	(6,840)	(8,579)	3,200	(28,473)
Loss from continuing operations before income tax benefit	(486,825)	(65,020)	(648,167)	(284,569)
Income tax benefit	(88,519)	(27,176)	(144,543)	(107,125)
Loss from continuing operations	(398,306)	(37,844)	(503,624)	(177,444)
Gain (loss) from discontinued operations, net of tax	(255)	2,032	(2,299)	(3,680)
Net loss	$(398,561)	$(35,812)	$(505,923)	$(181,124)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(398,561)	$(35,812)	$(505,923)	$(181,124)
Unrealized investment gain, net of tax expense of $338 and $1,413 in 2013	541	—	2,257	—
Foreign currency translation adjustment, net of tax benefit (expense) of $(300) and $259 in 2013 and $(164) and $(438) in 2012	(5,131)	1,597	(9,266)	(1,587)
Total comprehensive loss	$(403,151)	$(34,215)	$(512,932)	$(182,711)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(505,923)	$(181,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	26,356	24,417
Depreciation and other amortization	252,026	346,895
Loss on disposition of assets	3,189	—
Amortization of fair value step-up in inventory	—	25,021
Fixed asset and inventory impairment	30,259	22,116
Impairment of goodwill and intangible assets	443,400	—
Write-off of other intangible assets	16,885	—
Provision for bad debt	5,051	7,019
Loss on extinguishment of debt	2,164	—
Equity-based compensation expense	2,046	1,186
Deferred income tax benefit	(165,456)	(132,639)
Unrealized loss (gain) on derivative instruments	(5,729)	27,770
Unrealized loss (gain) on revaluation of cross currency debt	8,174	(2,685)
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(23,046)	10,675
Increase in inventories, net	(10,498)	(7,270)
Decrease (increase) in prepaid expenses and other	(17,137)	3,281
Increase (decrease) in accounts payable	3,273	(9,445)
Increase in accrued expenses and other	68,440	48,359
Increase in tax liabilities, net	2,021	2,299
Net cash provided by operating activities	135,495	185,875

Cash flows from investing activities:
Additions to property, plant and equipment	(59,868)	(72,044)
Increase (decrease) in inventory to be converted into equipment for short-term rental	(8,881)	861
Dispositions of property, plant and equipment	1,052	1,673
Increase in identifiable intangible assets and other non-current assets	(4,273)	(5,380)
Net cash used by investing activities	(71,970)	(74,890)

Cash flows from financing activities:
Capital contributions from limited partners	—	239
Distribution to limited partners	(1,572)	(1,970)
Repayments of long-term debt and capital lease obligations	(60,429)	(17,483)
Payment of debt issuance costs	(21,604)	(578)
Net cash used by financing activities	(83,605)	(19,792)
Effect of exchange rate changes on cash and cash equivalents	(151)	308
Net increase (decrease) in cash and cash equivalents	(20,231)	91,501
Cash and cash equivalents, beginning of period	383,150	215,426
Cash and cash equivalents, end of period	$362,919	$306,927

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

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge for the sale of KCI's Therapeutic Support Systems ("TSS") business (the “Agreement”). The transaction closed on November 8, 2012. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of September 30, 2013, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap and cap agreements in notional amounts totaling $1.031 billion each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

(e)   Long-Lived Assets

When an event occurs that indicates the carrying value of long-lived assets might not be recoverable, we review property, plant and equipment for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. During the first nine months of 2013, we recorded a $30.3 million fixed asset impairment charge.

(f)   Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over the fair value of net assets acquired. Goodwill is tested for impairment by reporting unit annually, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Impairment of goodwill is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is determined using discounted cash flow models using certain performance assumptions and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we also consider current industry market multiples. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in process research and development, customer relationships, tradenames and patents. For intangible assets that are subject to amortization, we amortize the assets over the estimated economic or contractual life of the individual asset. When an event occurs that indicates the carrying value of definite-lived intangible assets might not be recoverable, we review the assets for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. Indefinite-lived intangibles are tested for impairment annually, or more frequently when events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment is recognized in an amount equal to that excess.

The Company performed an interim impairment test on goodwill of its LifeCell reporting unit during the third quarter of 2013. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we disclosed that in the event of an approximate 6% and 4% drop in the fair value of our LifeCell reporting unit and the fair value of our LifeCell identifiable intangible assets, respectively, the fair value of the LifeCell reporting unit and identifiable intangible assets would still exceed their book values as of October 31, 2012. The Company continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and, in the third quarter, determined it was required to complete the interim impairment test, as defined under GAAP. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the LifeCell reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our LifeCell reporting unit.

During the third quarter and first nine months of 2013, write-offs of $3.5 million and $16.9 million, respectively, of other intangible assets were recorded due primarily to the discontinuation of certain projects.

(g)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 2.     Business Acquisition

On July 30, 2013, KCI announced that it had signed a definitive share purchase agreement to acquire Systagenix, an established provider of advanced wound care ("AWC") products. The transaction closed on October 28, 2013. At the closing of the transaction, KCI paid a purchase price of $485.0 million, subject to adjustment, using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand to fund the purchase price. The acquisition will be accounted for as a business combination using the acquisition method. Once our preliminary purchase price allocation has been completed, the purchase price will be allocated to the Systagenix tangible and identifiable intangible assets based on their estimated fair values as of the acquisition date. Any excess of the purchase price over the identifiable intangible and net tangible assets will be allocated to goodwill, which is not deductible for tax purposes.

Systagenix has a broad portfolio of innovative advanced wound care products with a focus on moist wound healing dressings - including PROMOGRAN PRISMA®, the collagen dressing market leader, TIELLE® (foam) and ADAPTIC® (non adherent contact layers). Systagenix's manufacturing, marketing and sales teams supply and distribute over 20 million advanced wound care dressings each month to more than 70 countries. The company, formerly part of Johnson & Johnson, generates annual revenue of approximately $200.0 million and has approximately 800 employees worldwide, including an experienced team of research and development scientists dedicated to advancing skin and wound care. Combining Systagenix's expertise with KCI's innovation pipeline and scale will create additional value for customers and help speed healing and reduce complications for patients.

NOTE 3.    Sale of Therapeutic Support Systems Assets

On August 15, 2012, KCI announced that it had entered into an asset purchase agreement with Getinge for the sale of KCI's TSS business. The transaction closed on November 8, 2012. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, we agreed to provide transition services to Getinge after the close of the transaction. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the condensed consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company utilized the net proceeds from the sale to fund the acquisition of Systagenix and internal investments, which satisfied our reinvestment requirement. Therefore, we do not anticipate having a repayment requirement in the fourth quarter associated with the sale of our TSS business.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$—	$52,673	$—	$168,107
Earnings (loss) before income tax expense (benefit)	$(415)	$3,304	$(3,738)	$(5,984)
Income tax expense (benefit)	$(160)	$1,272	$(1,439)	$(2,304)
Gain (loss) from discontinued operations, net of tax	$(255)	$2,032	$(2,299)	$(3,680)

NOTE 4.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Gross trade accounts receivable:
Billed trade accounts receivable	$382,538	$370,708
Unbilled receivables	49,350	45,466
Less: Allowance for revenue adjustments	(69,546)	(71,770)
Gross trade accounts receivable	362,342	344,404
Less: Allowance for bad debt	(7,017)	(4,768)
Net trade accounts receivable	355,325	339,636
Other receivables	13,575	16,082
	$368,900	$355,718

(b)   Inventories, net

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Finished goods and tissue available for distribution	$100,873	$96,573
Goods and tissue in-process	9,325	12,421
Raw materials, supplies, parts and unprocessed tissue	66,033	45,993
	176,231	154,987
Less: Amounts expected to be converted into equipment for short-term rental	(14,118)	(5,237)
Reserve for excess and obsolete inventory	(12,127)	(9,900)
	$149,986	$139,850

NOTE 5.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Senior Dollar Term D-1 Credit Facility (1) – due 2018	$1,601,607	$1,613,700
Senior Euro Term D-1 Credit Facility (1) – due 2018	332,186	327,022
Senior Term D-2 Credit Facility (1) – due 2016	319,339	321,750
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	650,000
3.25% Convertible Senior Notes due 2015	101	701
IBM Financing	2,271	—
Notional amount of debt	4,617,504	4,663,173

Senior Dollar Term D-1 Credit Facility Discount, net of accretion	(32,100)	(33,840)
Senior Euro Term D-1 Credit Facility Discount, net of accretion	(11,033)	(13,353)
Senior Term D-2 Credit Facility Discount, net of accretion	(4,860)	(7,064)
Second Lien Senior Secured Notes Discount, net of accretion	(25,160)	(27,827)
Senior Unsecured Notes Discount, net of accretion	(3,111)	(3,594)
Net discount on debt	(76,264)	(85,678)

Total debt, net of discount	4,541,240	4,577,495
Less: Current installments	(24,101)	(23,383)
	$4,517,139	$4,554,112
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

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At September 30, 2013 and December 31, 2012, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $10.7 million and $11.5 million, respectively. In addition, we had $3.5 million and $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of September 30, 2013 and December 31, 2012, respectively. The capacity of the Revolving Credit Facility is reduced for the $10.7 million and $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of September 30, 2013 and December 31, 2012, respectively. The resulting availability under the Revolving Credit Facility was $189.3 million and $188.5 million at September 30, 2013 and December 31, 2012, respectively. Commitment fees accrue at a rate of 0.375% on the amounts available under the Revolving Credit Facility.

On June 14, 2013, we entered into Amendment No. 2 to our Senior Secured Credit Facility ("Amendment No. 2"). As a result of the amendment we created new classes of Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, having the same rights and obligations as the Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with Amendment No. 2, Dollar Term C-1 Loans, Euro Term C-1 Loans and Term C-2 Loans were refinanced with Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans, respectively.

In connection with our acquisition of Systagenix, we borrowed $350.0 million of incremental term D-1 loans (the "Incremental Loans") incurred pursuant to Amendment No. 3 to our Senior Secured Credit Facility, dated as of October 28, 2013. The Incremental Loans were issued at a discount of $0.4 million. The interest rate and all other terms are identical to our previously-existing Dollar Term D-1 Loans.

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

During the nine months ended September 30, 2013, we repurchased $38.0 million in principal of our 12.5% Unsecured Notes.

Covenants

As of September 30, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”).

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

NOTE 6.     Derivative Financial Instruments and Fair Value Measurements

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

Interest Rate Protection

At September 30, 2013 and December 31, 2012, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$512,633	2.256%
12/31/13-12/31/16	$512,633	2.249%
12/31/13-12/31/16	$512,633	2.250%

As of September 30, 2013 and December 31, 2012, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the eurocurrency interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The interest rate cap agreements expire on December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At September 30, 2013 and December 31, 2012, we had foreign currency exchange contracts to sell or purchase $34.8 million and $59.1 million, respectively, of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.6 billion, respectively, at September 30, 2013. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2012. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2013	December 31, 2012		September 30, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$330	$—
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	30,482	34,868
Interest rate cap agreements	Prepaid expenses and other	—	9	Accrued expenses and other	—	—
Foreign currency exchange contracts	Prepaid expenses and other	230	520	Accrued expenses and other	1,008	2,980
Total derivatives		$230	$529		$31,820	$37,848

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest rate swap agreements	$(5,195)	$(6,313)	$4,057	$(24,610)
Interest rate cap agreements	(4)	(118)	(9)	(1,563)
Foreign currency exchange contracts	(1,641)	(2,148)	(848)	(2,300)
	$(6,840)	$(8,579)	$3,200	$(28,473)

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on September 30, 2013, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at September 30, 2013 or December 31, 2012.

NOTE 7.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2012	$(517)	$—	$(517)
Unrealized investment gain, net of tax expense of $1,413	—	2,257	2,257
Foreign currency translation adjustment, net of tax benefit of $259	(9,266)	—	(9,266)
Balances at September 30, 2013	$(9,783)	$2,257	$(7,526)

During the nine months ended September 30, 2013, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

NOTE 8.     Commitments and Contingencies

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

In light of the multiple rulings declaring the patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew from the Smith & Nephew litigation and on February 28, 2011, filed suit in the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest because the relevant patent claims are invalid or not infringed. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, royalty payments accrued or paid to Wake Forest under the license agreement totaled approximately $86 million. No royalty payments have been made to Wake Forest since July, 2010.

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

On November 1, 2012, Smith & Nephew announced it had reached a global settlement with Wake Forest to resolve all patent disputes between them related to NPWT. Following the settlement, the Federal Circuit appeal was dismissed, and the stay in the case between KCI and Wake Forest was lifted. The case has been set for trial in April 2014. In January and February of 2013, Wake Forest and KCI filed their respective answers and counterclaims against each other. KCI is alleging breach of contract against Wake Forest for its refusal to negotiate in good faith to reduce the royalty rate under the license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because of the multiple rulings declaring the patents invalid and the August 13, 2012 decision in the Smith & Nephew litigation does not construe any prior art or rule that the patent claims are valid as a matter of law, KCI's assessment that the Wake Forest patents are invalid or not infringed by KCI's products has not changed. We continue to vigorously defend our positions in the case and KCI will continue to manufacture and sell V.A.C.® Therapy products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on US non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

Because KCI believes the Wake Forest patents are invalid, KCI has not continued to enforce the Wake Forest Patents against alleged infringers. Instead, KCI has withdrawn from each of the cases described below that involve the Wake Forest patents.

Other US Intellectual Property Litigation

In May 2007, contemporaneous with the filing of the lawsuit against Smith & Nephew which is detailed above, KCI and Wake Forest filed a case against Medela, for the manufacture, use and sale of NPWT products alleging infringement of the Wake Forest patents. Medela responded by alleging, among other things, that the Wake Forest patents are invalid. Following the October 2010 judgment invalidating the claims in the Wake Forest patents, the case against Medela was stayed. Because KCI believes the Wake Forest patents are invalid, KCI filed an unopposed motion to withdraw from the case, which was granted by the court in February 2013. On May 14, 2013, Wake Forest and Medela filed a stipulation of dismissal with prejudice following settlement of the disputes between them.

In January 2008, KCI and Wake Forest filed a patent infringement lawsuit against Innovative Therapies, Inc. (“ITI”) in the U.S. District Court for the Middle District of North Carolina. The federal complaint alleged that a NPWT device introduced by ITI in 2007 infringed three Wake Forest patents. ITI responded by alleging, among other things, that the Wake Forest patents are invalid. Because KCI believes the Wake Forest patents are invalid, KCI filed a motion to dismiss its claims against ITI which the Court granted on August 30, 2013.

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover $100 million in damages against Kinetic Concepts, Inc. and KCI Licensing, Inc. based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to an Acquisition Agreement dated June 2, 2006. Vital Needs alleges, among other things, breach of the Acquisition Agreement for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs' claims are meritorious. We intend to vigorously defend the arbitration, which is in its initial phase.

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

LifeCell Litigation

AlloDerm Cases

LifeCell Corporation is a party to approximately 330 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell Corporation's AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The cases are in the early stages of litigation, and none have been set for trial. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits. Recently, we resolved a dispute with our primary products liability carrier and these consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible for the Company to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Repliform Cases

LifeCell Corporation has recently been named in approximately 80 lawsuits in Middlesex County, Massachusetts, but has been served with only 40 of the suits. In addition, LifeCell has been sued in State court in Delaware and Minnesota, as well as federal district court in Minneapolis and the Northern District of Texas. The cases were filed by individuals alleging personal injury and seeking monetary damages for failed gynecological procedures using products sold by Boston Scientific. The LifeCell cases in Middlesex County, Massachusetts were filed in the M Session of the Superior Court, which consists of a number of cases involving Boston Scientific synthetic mesh products. We do not believe LifeCell is a proper party to these lawsuits and are therefore seeking to dismiss these suits. In the event the suits are not dismissed we intend to defend these suits vigorously. We likewise intend to defend the non-Massachusettes cases vigorously. We have insurance that covers these claims and lawsuits.

LifeNet Health Case

On September 6, 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice™ Reconstructive Tissue Matrix and AlloDerm®RTM Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). LifeNet alleges that LifeCell has been aware of the ‘200 Patent and its infringement since 2009 and acted willfully in continuing to infringe the ‘200 Patent thereafter. LifeNet seeks monetary damages including treble damages for willful infringement, together with costs and prejudgment and post judgment interest as well as a finding that the case is exceptional and an award of costs and reasonable attorneys fees. LifeCell was served with the complaint on October 15, 2013 and intends to vigorously defend this case.
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

On July 19, 2013 the Ninth Circuit Court of Appeals issued an Order requiring counsel for Godecke and Hartpence to withdraw from the appeals or show cause why they should not be disqualified. Godecke and Hartpence have retained new counsel to represent them on appeal. The Ninth Circuit has not issued a briefing schedule.

We are a party to several additional lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

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

NOTE 9.     Segment Information

The Company is engaged in the rental and sale of advanced wound care systems and regenerative medicine products and has operations in more than 25 countries. We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. Our two global operating segments also represent our reporting units as defined by the Codification. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue:
KCI	$320,879	$329,651	$944,526	$986,157
LifeCell	119,682	106,222	344,598	320,364
Total revenue	$440,561	$435,873	$1,289,124	$1,306,521

Operating earnings (loss):
KCI	$126,837	$114,833	$327,018	$277,191
LifeCell	30,093	28,864	91,159	75,503
Non-allocated costs:
General headquarter expense (1)	(6,335)	(5,520)	(59,447)	(19,545)
Equity-based compensation	(850)	(197)	(2,046)	(1,186)
Merger and restructuring-related expenses (2)	(31,112)	(21,684)	(97,518)	(63,750)
Acquired intangible asset amortization (3)	(45,099)	(49,733)	(138,969)	(172,260)
Impairment of goodwill and intangible assets (4)	(443,400)	—	(443,400)	—
Total non-allocated costs	(526,796)	(77,134)	(741,380)	(256,741)
Total operating earnings (loss)	$(369,866)	$66,563	$(323,203)	$95,953
_____________________________

(1)
The third quarter and nine months ended September 30, 2013 includes write-offs of $3.5 million and $16.9 million, respectively, of other intangible assets due primarily to the discontinuation of certain projects. The nine months ended September 30, 2013 also includes a $30.3 million fixed asset impairment charge. The third quarter and nine months ended September 30, 2012 includes $9.7 million and $22.1 million, respectively, of impairment charges associated with certain production equipment at our AHS manufacturing plant and inventory associated with our V.A.C. Via product.

(2)	Represents expenses related to the Merger including buyer and seller transaction costs, management fees and restructuring-related expenses.

(3)	Includes amortization of acquired intangible assets related to our Merger in November 2011.

(4)	During the third quarter of 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our LifeCell reporting unit.

NOTE 10.     Guarantor Condensed Consolidating Financial Statements

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of September 30, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
September 30, 2013
(in thousands)
(unaudited)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$138,790	$—	$223,731	$—	$362,919
Accounts receivable, net	—	184,370	73,382	111,148	—	368,900
Inventories, net	—	63,219	92,060	78,178	(83,471)	149,986
Prepaid expenses and other	—	41,376	5,913	342,209	(329,999)	59,499
Intercompany receivables	166	1,400,317	2,270,890	149,321	(3,820,694)	—
Total current assets	564	1,828,072	2,442,245	904,587	(4,234,164)	941,304
Net property, plant and equipment	—	297,648	82,391	197,071	(264,555)	312,555
Debt issuance costs, net	—	101,766	—	—	—	101,766
Deferred income taxes	—	—	—	21,866	—	21,866
Goodwill	—	2,483,240	724,335	—	—	3,207,575
Identifiable intangible assets, net	—	380,314	1,809,207	154,004	—	2,343,525
Other non-current assets	—	424	186	94,344	(90,900)	4,054
Intercompany loan receivables	—	785,000	404,586	—	(1,189,586)	—
Intercompany investments	948,376	406,067	406,253	—	(1,760,696)	—
	$948,940	$6,282,531	$5,869,203	$1,371,872	$(7,539,901)	$6,932,645

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$16,089	$12,540	$15,898	$—	$44,527
Accrued expenses and other	—	234,359	238,528	61,948	(182,932)	351,903
Intercompany payables	3,934	788,613	2,508,621	519,526	(3,820,694)	—
Current installments of long-term debt	—	22,760	1,341	—	—	24,101
Income taxes payable	—	1,495	—	(1,495)	—	—
Deferred income taxes	—	(34,267)	42,519	(3,642)	—	4,610
Total current liabilities	3,934	1,029,049	2,803,549	592,235	(4,003,626)	425,141
Long-term debt, net of current installments and discount	—	4,516,223	916	—	—	4,517,139
Non-current tax liabilities	—	42,084	—	4,377	—	46,461
Deferred income taxes	—	56,892	852,886	50,441	—	960,219
Other non-current liabilities	218	37,242	298	1,139	—	38,897
Intercompany loan payables	—	402,433	785,000	2,153	(1,189,586)	—
Total liabilities	4,152	6,083,923	4,442,649	650,345	(5,193,212)	5,987,857

Total equity	944,788	198,608	1,426,554	721,527	(2,346,689)	944,788
	$948,940	$6,282,531	$5,869,203	$1,371,872	$(7,539,901)	$6,932,645

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$155,893	$1,513	$33,635	$—	$191,041
Sales	—	77,659	224,426	159,142	(211,707)	249,520
Total revenue	—	233,552	225,939	192,777	(211,707)	440,561
Rental expenses	—	62,928	4,010	53,891	(35,083)	85,746
Cost of sales	30	123,481	142,946	57,512	(257,818)	66,151
Gross profit (loss)	(30)	47,143	78,983	81,374	81,194	288,664
Selling, general and administrative expenses	820	66,834	44,169	40,261	(31)	152,053
Research and development expenses	—	8,010	6,742	3,209	—	17,961
Acquired intangible asset amortization	—	19,625	17,907	7,584	—	45,116
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings (loss)	(850)	(47,326)	(433,235)	30,320	81,225	(369,866)
Non-operating intercompany transactions	—	(8,076)	49,735	(60,212)	18,553	—
Interest income and other	—	17,852	3,062	97	(20,794)	217
Interest expense	—	(104,402)	(17,756)	(34)	20,794	(101,398)
Loss on extinguishment of debt	—	(200)	—	—	—	(200)
Foreign currency gain (loss)	—	(14,433)	(38)	5,733	—	(8,738)
Derivative instruments loss	—	(6,840)	—	—	—	(6,840)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(850)	(163,425)	(398,232)	(24,096)	99,778	(486,825)
Income tax expense (benefit)	—	(51,104)	(34,535)	(2,880)	—	(88,519)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(850)	(112,321)	(363,697)	(21,216)	99,778	(398,306)
Equity in earnings (loss) of subsidiaries	(397,711)	48,780	(20,950)	—	369,881	—
Earnings (loss) from continuing operations	(398,561)	(63,541)	(384,647)	(21,216)	469,659	(398,306)
Earnings (loss) from discontinued operations, net of tax	—	(331)	(1)	266	(189)	(255)
Net earnings (loss)	$(398,561)	$(63,872)	$(384,648)	$(20,950)	$469,470	$(398,561)
Total comprehensive income (loss)	$(403,151)	$(68,462)	$(389,238)	$(25,540)	$483,240	$(403,151)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$164,641	$1,741	$40,774	$—	$207,156
Sales	—	74,943	103,716	151,225	(101,167)	228,717
Total revenue	—	239,584	105,457	191,999	(101,167)	435,873
Rental expenses	—	62,877	1,526	61,744	(25,337)	100,810
Cost of sales	18	89,027	34,023	58,201	(122,656)	58,613
Gross profit (loss)	(18)	87,680	69,908	72,054	46,826	276,450
Selling, general and administrative expenses	191	75,731	32,926	33,978	(48)	142,778
Research and development expenses	—	6,268	8,977	2,131	—	17,376
Acquired intangible asset amortization	—	22,308	18,687	8,738	—	49,733
Operating earnings (loss)	(209)	(16,627)	9,318	27,207	46,874	66,563
Non-operating intercompany transactions	—	5,318	132,861	(131,367)	(6,812)	—
Interest income and other	—	18,532	3,063	18	(21,439)	174
Interest expense	—	(120,964)	(18,375)	(20)	21,439	(117,920)
Foreign currency gain (loss)	—	(6,651)	170	1,223	—	(5,258)
Derivative instruments loss	—	(8,579)	—	—	—	(8,579)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(209)	(128,971)	127,037	(102,939)	40,062	(65,020)
Income tax expense (benefit)	—	(22,700)	14,055	(18,531)	—	(27,176)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(209)	(106,271)	112,982	(84,408)	40,062	(37,844)
Equity in earnings (loss) of subsidiaries	(35,603)	28,741	(83,578)	—	90,440	—
Earnings (loss) from continuing operations	(35,812)	(77,530)	29,404	(84,408)	130,502	(37,844)
Earnings (loss) from discontinued operations, net of tax	—	(1,468)	627	830	2,043	2,032
Net earnings (loss)	$(35,812)	$(78,998)	$30,031	$(83,578)	$132,545	$(35,812)
Total comprehensive income (loss)	$(34,215)	$(77,401)	$31,628	$(81,981)	$127,754	$(34,215)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$461,605	$4,766	$103,078	$—	$569,449
Sales	—	221,296	640,681	481,490	(623,792)	719,675
Total revenue	—	682,901	645,447	584,568	(623,792)	1,289,124
Rental expenses	13	186,426	12,180	167,226	(92,366)	273,479
Cost of sales	84	221,212	396,855	177,420	(613,864)	181,707
Gross profit (loss)	(97)	275,263	236,412	239,922	82,438	833,938
Selling, general and administrative expenses	1,949	269,490	136,734	110,515	(210)	518,478
Research and development expenses	—	23,366	23,263	9,511	—	56,140
Acquired intangible asset amortization	—	61,276	54,274	23,573	—	139,123
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings (loss)	(2,046)	(78,869)	(421,259)	96,323	82,648	(323,203)
Non-operating intercompany transactions	—	52,176	108,489	(112,565)	(48,100)	—
Interest income and other	—	54,046	9,188	166	(62,121)	1,279
Interest expense	—	(324,163)	(52,974)	(128)	62,121	(315,144)
Loss on extinguishment of debt	—	(2,364)	—	—	—	(2,364)
Foreign currency gain (loss)	—	(8,953)	(251)	(2,731)	—	(11,935)
Derivative instruments gain	—	3,200	—	—	—	3,200
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,046)	(304,927)	(356,807)	(18,935)	34,548	(648,167)
Income tax expense (benefit)	—	(97,201)	(38,718)	(8,624)	—	(144,543)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,046)	(207,726)	(318,089)	(10,311)	34,548	(503,624)
Equity in earnings (loss) of subsidiaries	(503,877)	104,040	(10,136)	—	409,973	—
Earnings (loss) from continuing operations	(505,923)	(103,686)	(328,225)	(10,311)	444,521	(503,624)
Loss from discontinued operations, net of tax	—	(2,725)	(3)	175	254	(2,299)
Net earnings (loss)	$(505,923)	$(106,411)	$(328,228)	$(10,136)	$444,775	$(505,923)
Total comprehensive income (loss)	$(512,932)	$(113,420)	$(335,237)	$(17,145)	$465,802	$(512,932)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$495,299	$4,507	$122,544	$—	$622,350
Sales	—	218,950	312,106	388,453	(235,338)	684,171
Total revenue	—	714,249	316,613	510,997	(235,338)	1,306,521
Rental expenses	2	227,119	4,088	201,240	(84,062)	348,387
Cost of sales	54	196,056	108,774	174,747	(289,177)	190,454
Gross profit (loss)	(56)	291,074	203,751	135,010	137,901	767,680
Selling, general and administrative expenses	1,142	244,705	96,903	103,765	(734)	445,781
Research and development expenses	—	20,222	26,676	6,788	—	53,686
Acquired intangible asset amortization	—	81,085	59,273	31,902	—	172,260
Operating earnings (loss)	(1,198)	(54,938)	20,899	(7,445)	138,635	95,953
Non-operating intercompany transactions	—	71,692	261,173	(352,936)	20,071	—
Interest income and other	—	55,260	9,188	100	(63,918)	630
Interest expense	—	(362,215)	(54,725)	(85)	63,918	(353,107)
Foreign currency gain (loss)	—	2,470	318	(2,360)	—	428
Derivative instruments gain (loss)	—	(28,473)	—	—	—	(28,473)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,198)	(316,204)	236,853	(362,726)	158,706	(284,569)
Income tax expense (benefit)	—	(61,959)	(16,897)	(28,269)	—	(107,125)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,198)	(254,245)	253,750	(334,457)	158,706	(177,444)
Equity in earnings (loss) of subsidiaries	(179,926)	(73,757)	(338,090)	—	591,773	—
Earnings (loss) from continuing operations	(181,124)	(328,002)	(84,340)	(334,457)	750,479	(177,444)
Earnings (loss) from discontinued operations, net of tax	—	(8,761)	4,100	(3,633)	4,614	(3,680)
Net earnings (loss)	$(181,124)	$(336,763)	$(80,240)	$(338,090)	$755,093	$(181,124)
Total comprehensive income (loss)	$(182,711)	$(338,350)	$(81,827)	$(339,677)	$759,854	$(182,711)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(505,923)	$(106,411)	$(328,228)	$(10,136)	$444,775	$(505,923)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	3,619	249,757	397,283	35,915	(45,156)	641,418
Net cash provided (used) by operating activities	(502,304)	143,346	69,055	25,779	399,619	135,495
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(145,714)	(14,556)	(98,591)	191,164	(67,697)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(70)	(4,474)	271	—	(4,273)
Net cash provided (used) by investing activities	—	(145,784)	(19,030)	(98,320)	191,164	(71,970)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Repayments of long-term debt and capital lease obligations	—	(60,446)	—	17	—	(60,429)
Payment of debt issuance costs	—	(21,604)	—	—	—	(21,604)
Proceeds (payments) on intercompany loans	—	51,298	(53,452)	2,154	—	—
Proceeds (payments) on intercompany investments	503,876	(104,808)	3,427	188,288	(590,783)	—
Net cash provided (used) by financing activities	502,304	(135,560)	(50,025)	190,459	(590,783)	(83,605)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(151)	—	(151)
Net increase (decrease) in cash and cash equivalents	—	(137,998)	—	117,767	—	(20,231)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$138,790	$—	$223,731	$—	$362,919

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2012
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(181,124)	$(336,763)	$(80,240)	$(338,090)	$755,093	$(181,124)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	3,154	439,770	(123,522)	153,344	(105,747)	366,999
Net cash provided (used) by operating activities	(177,970)	103,007	(203,762)	(184,746)	649,346	185,875
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(57,203)	(42,323)	(39,328)	69,344	(69,510)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	87	(5,486)	19	—	(5,380)
Net cash provided (used) by investing activities	—	(57,116)	(47,809)	(39,309)	69,344	(74,890)
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Distribution to limited partners	(1,970)	—	—	—	—	(1,970)
Repayments of long-term debt and capital lease obligations	—	(17,508)	—	25	—	(17,483)
Proceeds (payments) on intercompany loans	—	(120,557)	45,537	75,020	—	—
Payment of debt issuance costs	—	(578)	—	—	—	(578)
Proceeds (payments) on intercompany investments	179,688	196,745	206,034	136,223	(718,690)	—
Net cash provided (used) by financing activities	177,957	58,102	251,571	211,268	(718,690)	(19,792)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	308	—	308
Net increase (decrease) in cash and cash equivalents	(13)	103,993	—	(12,479)	—	91,501
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$398	$246,645	$—	$59,884	$—	$306,927

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors.” (Part II, Item 1A.), including those previously disseminated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and each of the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013 and June 30, 2013.
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

RECENT DEVELOPMENTS

Acquisition of SystagenixTM

On July 30, 2013, KCI announced that it had signed a definitive share purchase agreement to acquire Systagenix, an established provider of advanced wound care ("AWC") products. The transaction closed on October 28, 2013. At the closing of the transaction, KCI paid a purchase price of $485.0 million, subject to adjustment. The purchase price was funded by a combination of cash on hand and using $350.0 million of incremental term D-1 loans (the "Incremental Loans") incurred pursuant to Amendment No. 3 to our Senior Secured Credit Facility, dated as of October 28, 2013. The Incremental Loans were issued at a discount of $0.4 million. The interest rate and all other terms are identical to our previously-existing Dollar Term D-1 Loans.

Systagenix has a broad portfolio of innovative AWC products with a focus on moist wound healing dressings - including PROMOGRAN PRISMA®, the collagen dressing market leader, TIELLE® (foam) and ADAPTIC® (non adherent contact layers). Systagenix's manufacturing, marketing and sales teams supply and distribute over 20 million advanced wound care dressings each month to more than 70 countries. The company, formerly part of Johnson & Johnson, generates annual revenue of approximately $200.0 million and has approximately 800 employees worldwide, including an experienced team of research and development scientists dedicated to advancing skin and wound care. Combining Systagenix's expertise with KCI's innovation pipeline and scale will create additional value for customers and help speed healing and reduce complications for patients.

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two global businesses: KCI and LifeCell. We have two primary geographic regions for which we provide supplemental information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region. For additional discussion on segment and operation information, see Note 9 of the notes to the condensed consolidated financial statements.
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2013 presentation.
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the third quarter and first nine months of 2013 to the third quarter and first nine months of 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change
KCI revenue:
Rental	$189,528	$205,415	(7.7)%	$564,683	$617,843	(8.6)%
Sales	131,351	124,236	5.7	379,843	368,314	3.1%
Total – KCI	320,879	329,651	(2.7)	944,526	986,157	(4.2)%

LifeCell revenue:
Rental	1,513	1,741	(13.1)	4,766	4,507	5.7%
Sales	118,169	104,481	13.1	339,832	315,857	7.6%
Total – LifeCell	119,682	106,222	12.7	344,598	320,364	7.6%

Total consolidated revenue:
Rental	191,041	207,156	(7.8)	569,449	622,350	(8.5)%
Sales	249,520	228,717	9.1	719,675	684,171	5.2%
Total consolidated revenue	$440,561	$435,873	1.1%	$1,289,124	$1,306,521	(1.3)%

The increase in total revenue for the third quarter of 2013 as compared to the prior-year period was due to higher LifeCell sales revenue, partially offset by lower KCI rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior year periods.

The decline in worldwide KCI revenue from the comparable prior-year periods was attributable primarily to lower rental revenue in established markets, partially offset by increased revenues from expansion products and certain markets outside the U.S. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future as our competitors market products designed to compete with KCI's offering. Foreign currency exchange rate movements did not have a significant impact on worldwide KCI revenue compared to the prior year periods.

The growth in worldwide LifeCell revenue over the prior-year periods was due primarily to increased sales volumes of our products. Foreign currency exchange rate movements did not have a significant impact on worldwide LifeCell revenue.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the third quarter and first nine months of 2013 to the third quarter and first nine months of 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change

Americas revenue:
Rental	$161,992	$171,934	(5.8)%	$480,606	$516,161	(6.9)%
Sales	198,458	182,656	8.7	571,985	543,136	5.3%
Total – Americas	360,450	354,590	1.7	1,052,591	1,059,297	(0.6)%

EMEA/APAC revenue:
Rental	29,049	35,222	(17.5)	88,843	106,189	(16.3)%
Sales	51,062	46,061	10.9	147,690	141,035	4.7%
Total – EMEA/APAC	80,111	81,283	(1.4)	236,533	247,224	(4.3)%

Total consolidated revenue:
Rental	191,041	207,156	(7.8)	569,449	622,350	(8.5)%
Sales	249,520	228,717	9.1	719,675	684,171	5.2%
Total consolidated revenue	$440,561	$435,873	1.1%	$1,289,124	$1,306,521	(1.3)%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	Change		2013	2012	Change

KCI revenue	72.8%	75.6%	(280)	bps	73.3%	75.5%	(220)	bps
LifeCell revenue	27.2	24.4	280	bps	26.7	24.5	220	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Americas revenue	81.8%	81.4%	40	bps	81.7%	81.1%	60	bps
EMEA/APAC revenue	18.2	18.6	(40)	bps	18.3	18.9	(60)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	43.4%	47.5%	(410)	bps	44.2%	47.6%	(340)	bps
Sales revenue	56.6	52.5	410	bps	55.8	52.4	340	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the third quarter and first nine months of 2013 to the third quarter and first nine months of 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change

Rental expenses	$85,746	$100,810	(14.9)%	$273,479	$348,387	(21.5)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the third quarter and first nine months of 2013 decreased from the prior-year periods due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the third quarter and first nine months of 2013 to the third quarter and first nine months of 2012 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change

Cost of sales	$66,151	$58,613	12.9%	$181,707	$190,454	(4.6)%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The increase in cost of sales in the third quarter of 2013 compared to the prior-year period was due primarily to increased sales volumes, partially offset by $3.0 million of additional cost of sales recorded in the third quarter of 2012 associated with purchase accounting adjustments related to the step up in value of inventory. Cost of sales decreased for the first nine months of 2013 compared to the prior year period due primarily to $25.0 million of cost of sales recorded in the first nine months of 2012 associated with purchase accounting adjustments related to the step up in value of inventory, partially offset by increased sales volumes.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	% Change		2013	2012	% Change

Gross profit margin	65.5%	63.4%	210	bps	64.7%	58.8%	590	bps

The gross profit margin increase during the third quarter and first nine months of 2013 compared to the prior-year periods was due primarily to a decrease in depreciation related to the fixed asset step up and lower cost of sales related to the inventory step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	% Change	2013	2012	% Change

Selling, general and administrative expenses	$152,053	$142,778	6.5%	$518,478	$445,781	16.3%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A expenses during the first nine months of 2013 compared to the prior-year periods is due primarily to a fixed asset impairment charge of $30.3 million and an increase in restructuring-related expenses. Additionally, during the third quarter and first nine months of 2013, write-offs of $3.5 million and $16.9 million, respectively, of other intangible assets were recorded due primarily to the discontinuation of certain projects. During the third quarter and first nine months of 2012, SG&A expenses included impairment charges of $9.7 million and $22.1 million, respectively, associated with certain production equipment at our KCI manufacturing plant and inventory associated with our V.A.C.Via product.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	% Change		2013	2012	% Change

Research and development expenses	$17,961	$17,376	3.4%		$56,140	$53,686	4.6%
As a percent of total revenue	4.1%	4.0%	10	bps	4.4%	4.1%	30	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger, we recorded $2.89 billion of identifiable intangible assets during the fourth quarter of 2011. During the third quarters of 2013 and 2012, we recorded $45.1 million and $49.7 million, respectively, of amortization expense associated with these acquired intangible assets. During the first nine months of 2013 and 2012, we recorded $139.1 million and $172.3 million, respectively, of amortization expense associated with these acquired intangible assets.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our LifeCell reporting unit.

Interest Expense

Interest expense decreased to $101.4 million and $315.1 million in the third quarter and first nine months of 2013, respectively, compared to $117.9 million and $353.1 million in the comparable prior-year periods due to lower average debt balances at lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction losses were $8.7 million and $11.9 million during the third quarter and first nine months of 2013, compared to a loss of $5.3 million and a gain of $0.4 million, respectively, in the prior-year comparable periods. The revaluation of the Term D-1 EURO loan to U.S. dollars represented $12.5 million and $8.2 million of the foreign currency transaction losses recorded during the third quarter and first nine months of 2013, respectively. The revaluation of the Term D-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $6.5 million recorded during the third quarter of 2012 and a $2.7 million foreign currency transaction gain recorded during the first nine months of 2012.

Derivative Instruments Gain (Loss)

During the third quarter and first nine months of 2013, we recorded a derivative instruments loss of $6.8 million and a gain of $3.2 million, respectively, compared to losses of $8.6 million and $28.5 million in the comparable prior-year periods due primarily to fluctuations in the value of our interest rate derivative instruments.

Gain (Loss) from Discontinued Operations

During the third quarter and first nine months of 2013, we recorded losses from discontinued operations, net of tax, of $0.3 million and $2.3 million, respectively, compared to a gain of $2.0 million and a loss of $3.7 million during the corresponding periods of the prior year.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first nine months of 2013 and 2012 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first nine months of 2013 and 2012, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities	$135,495	$185,875
Net cash used by investing activities	(71,970)	(74,890)
Net cash used by financing activities	(83,605)	(19,792)
Effect of exchange rates changes on cash and cash equivalents	(151)	308
Net increase (decrease) in cash and cash equivalents	$(20,231)	$91,501

As of September 30, 2013 and December 31, 2012, our principal sources of liquidity consisted of $362.9 million and $383.2 million, respectively, of cash and cash equivalents. We also had availability of $189.3 million and $188.5 million under our Revolving Credit Facility as of September 30, 2013 and December 31, 2012, respectively.

Capital Expenditures

During the first nine months of 2013 and 2012, we made capital expenditures of $59.9 million and $72.0 million, respectively. Capital expenditures during the first nine months of 2013 related primarily to expanding the rental fleet and information technology projects and purchases. Capital expenditures during the first nine months of the prior year related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of September 30, 2013 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$189,334	(2)
Senior Dollar Term D-1 Credit Facility	May 2018	5.00%	(3)	1,569,507	—
Senior Euro Term D-1 Credit Facility	May 2018	5.59%	(3)	321,153	—
Senior Term D-2 Credit Facility	November 2016	4.54%	(3)	314,479	—
Total				$2,205,139	$189,334
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At September 30, 2013, the amount available under the Revolving Credit Facility reflected a reduction of $10.7 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $3.5 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of September 30, 2013 was 4.50% on the Senior Dollar Term D-1 Credit Facility, 4.75% on the Senior Euro Term D-1 Credit Facility and 4.00% on the Senior Term D-2 Credit Facility.

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

In connection with our acquisition of Systagenix, we borrowed $350.0 million of incremental term D-1 loans (the "Incremental Loans") incurred pursuant to Amendment No. 3 to our Senior Secured Credit Facility, dated as of October 28, 2013. The Incremental Loans were issued at a discount of $0.4 million. The interest rate and all other terms are identical to our previously-existing Dollar Term D-1 Loans.

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

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of September 30, 2013, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of September 30, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interest Rate Protection

At September 30, 2013 and December 31, 2012, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements become effective on December 31, 2013. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. As of September 30, 2013 and December 31, 2012, we had interest rate cap agreements with remaining notional amounts of $1.6 billion that effectively limits the eurocurrency rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

For further information on our interest rate protection agreements, see Note 6 of the notes to the condensed consolidated financial statements.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2012.

OTHER MATTERS
We are party to lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate. For additional discussion of our legal proceedings, see Note 8 of the notes to the condensed consolidated financial statements.

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

For the year ended December 31, 2012, U.S. Medicare placements of our NPWT products represented approximately 9.6% of our total revenue. In the future, KCI's revenue from U.S. Medicare placements of NPWT products is expected to be subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, Centers for Medicare and Medicaid Services (“CMS”) announced new reimbursement rates for Medicare patients in the home, which become effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across 91 major metropolitan areas, which represent approximately 40% of our U.S. Medicare Part B business. CMS's DME Competitive Bidding Round One Re-Compete program will impact an additional 9 areas, beginning January 1, 2014, with a similar reimbursement decline of 42%. Additionally, in March 2013, CMS announced that sequestration cuts of 2% will apply to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts, beginning April 1, 2013. CMS applies the 2% reduction to all claims after determining coinsurance and any applicable deductible and Medicare secondary payment adjustments. The sequestration cut is in place for 10 years (until 2021) unless Congress acts.
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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporate in this Item 1, by reference, are the legal proceedings described in note 8 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

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
•failure to retain key employees;
•operating risks inherent in Systagenix's business and our business; and
•unanticipated issues, expenses and liabilities.

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

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on November 13, 2013.

CENTAUR GUERNSEY L.P. INC.
(REGISTRANT)

Date: November 13, 2013	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: November 13, 2013	By:	/s/ Robert P. Hureau
Robert P. Hureau
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2013.

† Exhibit filed herewith.