Form 10-K
period 2013-12-31
Centaur Guernsey L.P. Inc.
filed 2014-03-10
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes   ____         No     X

As of March 7, 2014, there were 341,410,891.610 Class A-1 and 728,041.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Annual Report on Form 10-K among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M® Tegaderm® is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq®, SPY®, and SPY ELITE® are licensed trademarks of Novadaq Technologies, Inc.; and Prontosan® Wound Irrigation Solution is a licensed trademark of B. Braun Medical, Inc. Unless otherwise indicated, all other trademarks appearing in this Annual Report on Form 10-K are proprietary to KCI Licensing, Inc., LifeCell Corporation or Systagenix Wound Management IP Co B.V., their affiliates and/or licensors. The absence of a trademark or service mark or logo from this Annual Report on Form 10-Kdoes not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., Systagenix Wound Management IP Co B.V., or LifeCell Corporation, their affiliates and/or licensors.

MARKET AND INDUSTRY DATA AND FORECASTS

This Annual Report on Form 10-K includes industry data and forecasts that we obtained from industry publications and surveys, public filings and internal company sources. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources we believe to be reliable. Statements as to our ranking, market position and market estimates are based on independent industry publications, government publications, third party forecasts and management’s good faith estimates and assumptions about our markets and our internal research. We have not independently verified such third-party information nor have we ascertained the underlying economic assumptions relied upon in those sources. While we are not aware of any misstatements regarding our market, industry or similar data presented herein, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
DEFINED TERMS
The following terms are used in this Annual Report on Form 10-K unless otherwise noted or indicated by the context.

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

▪	the term “KCI” means Kinetic Concepts, Inc. and its subsidiaries.

▪	the term “LifeCell” means LifeCell Corporation and its subsidiaries.

▪	the term “Systagenix” means “Systagenix Wound Management B.V., its subsidiaries, and its U.S.-based affiliate, Systagenix Wound Management (US), Inc.

PART I
ITEM 1. BUSINESS
Company Overview and Corporate Organization

Centaur is a non-operating holding company whose business is comprised of the operations of wholly-owned subsidiaries that commercialize our advanced wound therapeutics and regenerative medicine products. Centaur is controlled by our Sponsors. We operate our advanced wound therapeutics and regenerative medicine businesses through subsidiaries of KCI, LifeCell and Systagenix. Our global headquarters is based in San Antonio, Texas.

We are a leading global medical technology company devoted to the development and commercialization of innovative products and therapies designed to improve clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, long-term care facilities and patients’ homes. We are engaged in the rental and sale of our products throughout the United States and in over 75 countries worldwide through direct sales and indirect operations. Our primary businesses serve the advanced wound therapeutics and regenerative medicine markets.

We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
For the year ended December 31, 2013, we generated revenue of $1.759 billion. Our AWT and Regenerative Medicine businesses generated approximately 73.4% and 26.6% of our total 2013 revenue, respectively. Revenue from our Americas and EMEA/APAC operations accounted for 80.6% and 19.4% of our total 2013 revenue, respectively.
As of December 31, 2013, we had approximately 5,550 employees worldwide, the majority of whom are located in North America. Other major concentrations of employees are located in Europe and at our manufacturing, research and development and engineering operations based in the U.K., Ireland and Belgium.

Competitive Strengths

We believe we have the following competitive strengths:
Leading Brands in Attractive Markets
We have built leading brands in the large and growing advanced wound therapeutics and regenerative medicine markets. Our product portfolio includes several top global brands such as V.A.C.®, AlloDerm®, Strattice® and Promogran®. Other well-regarded brands that are gaining adoption and market share include advanced devices such as VeraFlo™, Prevena® and ABThera®, as well as our Adaptic® and Tielle® wound dressings.
Complete Solutions Across the Continuum of Care
We have a portfolio of highly complementary products that can be used together or in sequence to address patient needs at different stages of healing from the operating room, to the hospital ward and in the home. This allows us to co-market and cross-sell our products across business lines, treatment protocols and care settings. Our advanced devices such as ABThera and Prevena are often used to help manage recovery and reduce complications from breast reconstruction and hernia repair surgical procedures in our Regenerative Medicine business. In addition, our advanced wound dressings such as Adaptic and Promogran are often used before, during and after V.A.C. therapy for the management of complex wounds.
Global Reach and Broad Customer Relationships
Our global sales operations are geographically diverse with direct sales in over 25 countries and indirect operations in an additional 50 countries. Our global sales organizations have deep clinical experience and have fostered strong relationships with prescribers, patients, caregivers and payers over the past three decades by providing a high degree of clinical support, education and consultation. We have extensive relationships and long term agreements with large group purchasing organizations and managed care payers that give us increased access to patients and healthcare facilities that utilize our products. We have a unique sales and service infrastructure that allows us to meet the needs of health care facilities, caregivers, patients and payers to better manage patient outcomes across all care settings.

Improving Clinical Outcomes Through Innovation
We have a 35-year history of innovation and commercialization of best-in-class products and therapies that deliver superior clinical outcomes for patients. We continue to be global pioneers in negative pressure devices, advanced wound dressings and regenerative medicine, creating and growing new markets based on our ability to identify and address unmet clinical needs with products that advance the practice of medicine. We make substantial investments in developing clinical and economic data that demonstrate the superior clinical efficacy and outstanding value proposition of our products and therapies.
High Degree of Customer Satisfaction
Our focus on meeting customer needs has delivered high levels of customer satisfaction over a long period of time. We are dedicated to solving clinical problems for patients and caregivers, while at the same time reducing total health care costs for our customers and payers. We leverage a comprehensive set of skills and systems through our Advantage Center operation in the United States to manage customer service and reimbursement activities which provide our customers and payers with superior service. We have an extensive field service network and provide 24-hour technical and clinical support for our customers with an infrastructure designed to allow us to meet the most emergent medical needs of our customers and patients.
Our Business Strategy
We intend to execute on our vision of sustaining leadership positions in each of our businesses by focusing on the following strategic priorities:
Growing Volumes in Core Markets
We seek to build on leadership positions in our core markets of negative pressure wound therapy, advanced wound dressings, breast reconstruction and hernia repair. Demographic trends and increased incidence of chronic disease states are increasing demand in our core markets. We will utilize our best-in-class clinical and economic outcomes to meet expanding demand and grow volumes through increased adoption and penetration of our products, while leveraging our sales force channels across business lines to cross-promote our complementary portfolio of products. We offer flexible business and pricing models with the aim of increasing customer retention and market share gains.

Driving Adoption of Expansion Products
We have launched several impactful new technologies in the past two years, such as V.A.C. VeraFlo®, Prevena, ABThera, Revolve™ and CelluTome®, and we plan new products and line extensions across our product portfolio. We drive adoption of these expansion products by focusing on product differentiation and superior clinical efficacy. We continue to invest in new clinical data to drive therapy adoption and gain access to expanded medical procedures. Our clinical profile coupled with our economic value proposition provide a catalyst for increased adoption of our newer products and therapies.

Investing in Geographic Expansion

We are making substantial investments in geographic expansion to establish our products and therapies as leaders in high-growth markets to drive our continued success. In our AWT business, we continue to focus and invest in high-growth geographic segments such as Japan, Brazil, China, India, Turkey, South Africa and the Middle East. In Regenerative Medicine we are investing in the development of the breast reconstruction and hernia repair markets in Europe while evaluating new geographies. We seek to create and expand sustainable operations in these high-growth geographic segments while we expand availability of our product offerings and develop value brands and business models tailored to local market needs.

Portfolio Innovation
Our highly-skilled innovation teams place a great deal of emphasis on identifying the unmet needs of patients and care-givers, and we invest in projects that will deliver impactful clinical and economic benefits. We have a successful track record spanning over 35 years in commercializing novel technologies that change the clinical practice of medicine by addressing the critical unmet needs of clinicians, restoring the well-being of their patients and helping to reduce the overall cost of patient care.

Growing Through Acquisitions

We augment our organic innovation and development with acquisitions of new technologies and product platforms that are a good strategic fit for our business. We intend to build on our leadership positions through the evaluation of and investment in adjacent or enabling technologies and synergistic growth opportunities. We plan to leverage the strength of our core businesses and sales channels to commercialize newly-acquired technologies and product lines to meet the needs of patients and caregivers worldwide.

Operational Excellence

In an effort to implement our long-term strategy, our management team is focused on operational excellence, with a goal of improved operations and management systems which transform us into a more agile, progressive and global enterprise. We maintain a low cost global manufacturing footprint which helps drive profitability and strong cash flows. We continue to identify and implement efficiencies in our systems and operations through standardization and automation that translate into reduced costs and more effective decision-making.
Advanced Wound Therapeutics Business

Our AWT business is focused on the development and commercialization of advanced devices and advanced wound dressings and accounted for approximately $1.291 billion or 73.4% of our global revenue in 2013. Our AWT business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), negative pressure surgical management (“NPSM”) and epidermal harvesting. Our AWT dressings are used for the management of chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix.

Advanced Devices

We are a global market leader in the commercialization of NPWT products across all care settings and the majority of our advanced wound therapeutics revenue is generated with NPWT products. Our NPWT product portfolio is built upon our proprietary V.A.C. technology, which promotes wound healing by delivering controlled and regulated negative pressure (a vacuum) to the wound bed through an open-cell foam dressing. Since its introduction, our V.A.C. technology has changed the way wounds are treated and managed. With more published clinical evidence than any competing offering, V.A.C. has been selected by prescribers as the treatment of choice for more than 8 million patients worldwide. Key brands within our NPWT product portfolio include the V.A.C.Ulta® with VeraFlo™, InfoV.A.C®, ActiV.A.C.®, and V.A.C.Via®.

Over the last 20 years, we have worked with the medical community to develop a significant body of clinical evidence demonstrating the superior efficacy of our NPWT products and we believe our products provide a significant technological advantage to patients and caregivers which helps reduce complications at a lower overall cost of care. Since we first introduced V.A.C. in 1996, over 870 clinical studies proving and supporting the clinical efficacy of our V.A.C. wound healing and tissue repair systems have been published in peer reviewed medical journals such as The Lancet, the International Wound Journal, the Journal of Wound Care and the Annals of Plastic Surgery. A recent study published in the Plastic and Reconstructive Surgery journal showed reduction in operating room visits and a decrease in hospital length of stay when using VeraFlo with Prontosan compared to V.A.C. in wounds that required hospital admission and surgical debridement. Encouraging results have also been noted in a published study using VeraFlo with saline instillation in the International Wound Journal. Recent compelling economic outcomes data on over 15,000 NPWT patient claims provided by Optum LifeSciences showed that total wound related costs for patients treated with our NPWT products cost 13% less to treat overall compared to patients treated by competitors' NPWT products. In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

Our NPSM business is a rapidly growing franchise with products designed for use in the surgical setting. Our NPSM products employ negative pressure for use in the surgical setting for the management of complex open abdominal procedures and for the management of clean, closed incisions. Our key brands in NPSM are ABThera for the open abdomen and Prevena for incision management. Recent clinical studies have shown significant advantages to patients with our NPSM products. For example, recent clinical data on Prevena published in the Journal of Vascular Surgery demonstrated a significant decrease in the incidence of groin surgical site complications, and recent clinical data on ABThera published in the World Journal of Surgery states that a prospective cohort study observed a 50% reduction in 30-day all cause mortality and an increased 30-day primary fascial closure rate in patients who received ABThera versus the traditional Barker's vacuum pack technique for treatment of the open abdomen.

In 2013, we launched our CelluTome technology, a product designed for epidermal skin grafting with limited donor-site morbidity in the office or outpatient setting with minimal discomfort. This technology enables a consistent and reproducible harvest of autologous grafts of uniform thickness that are immediately applied to the wound bed. The CelluTome device utilizes gentle warmth and negative pressure to create epidermal microdomes which are then harvested and secured to a dressing. This allows for a user-friendly method for applying the grafts directly to the recipient site. This technology is designed to minimize pain and donor site trauma, with no need for anesthesia.

Advanced Wound Dressings

Our AWT business markets a comprehensive portfolio of advanced wound dressings which are focused on addressing chronic and acute wounds. Our dressings are also highly complementary to our wound care devices and therapies. Our advanced wound dressings are often used before, during and after the use of our NPWT therapies at various stages of healing. Our dressings are designed to maintain a moist wound healing environment and to protect the wound site from infection while managing exudate, pain and odor. Our dressings utilize a variety of materials and technologies such as collagen, foam, hydropolymer, silicon, hydrocolloids, hydrogels, alginates and non-adherent layers. We also incorporate antimicrobial materials into specialized dressings, such as silver and iodine.

Our Promogran brand is a market leading collagen dressing which helps promote wound healing by providing the benefits of collagen on the wound and maintaining a moist wound healing environment. In published scientific studies, Promogran has been proven to help restore the balance of the wound microenvironment, promoting granulation tissue and helping the wound close. Our Promogran line of products are often used for the treatment of diabetic foot ulcers, venous leg ulcers, and pressure ulcers, as well as traumatic and surgical wounds, all of which can be complex and difficult to manage. The clinical benefits of Promogran are further enhanced in our Promogran Prisma® line of dressings with the use of ionic silver, which helps protect against infection. In clinical practice Promogran Prisma has been demonstrated to protect against infection and promote healing in diabetic foot ulcers. Our Tielle foam dressings, Adaptic contact layer dressings, and Silvercel® antimicrobial dressings are also leading brands designed to provide patient comfort and maintain an optimal moist wound healing environment. Adaptic Touch® is often used in conjunction with NPWT to enhance the comfort and safety for patients in certain applications.

Customers

In U.S. acute care and long-term care facilities, we contract with healthcare facilities individually or through proprietary or voluntary group purchasing organizations (“GPOs”) that represent large numbers of hospitals and long-term care facilities. We bill these facilities directly for the rental and sale of our products. In the U.S. home care setting, we provide our AWT products and therapies to patients in the home and bill third-party payers, such as Medicare and private insurance, directly. For 2013, 2012 and 2011, U.S. Medicare placements accounted for 11%, 13% and 12%, of AWT revenue, respectively. In the U.S., we primarily distribute our advanced wound dressings through independent distributors. None of our individual customers or third party payers, other than U.S. Medicare, accounted for 10% or more of total AWT revenues for 2013, 2012 or 2011. Outside of the U.S., most of our AWT revenue is generated in the post-acute and acute care settings on a direct billing basis, or through sales to distributors in countries where we have indirect operations. Sales and rentals of AWT products accounted for approximately 73.4% of our total revenue in 2013. Geographically, the Americas and EMEA/APAC represented 75.0% and 25.0%, respectively, of total 2013 AWT revenue.

Sales and Marketing
Our AWT products are utilized in acute care hospitals and facilities, long-term care facilities and in the home. Because physicians and nurses are critical to the adoption and use of our advanced devices and dressings, a major element of our marketing focus is to educate and train these medical practitioners in the application of our products. We train clinicians on the specific knowledge necessary to drive optimal clinical outcomes, restore patient well-being and reduce the cost of patient care. Our AWT sales organizations include clinical consultants, all of whom are healthcare professionals. Their principal responsibilities are to make product rounds, consult on complex cases, train home health agencies and educate facility staff on the use of our therapies.

Competition

Key competitors to our AWT business include Convatec, Molnlycke, Spiracur, Genadyne, Hartmann, Coloplast and Smith & Nephew. In addition, there are several smaller regional companies that have introduced medical devices designed to compete with our products.

Seasonality
Historically, we have experienced a seasonal slowing of unit demand for our NPWT devices and related dressings beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. We typically experience a slowing of demand for our AWT dressings in the fourth quarter. Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.
Regenerative Medicine Business
Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, and distributes SPY Elite, a real-time operating room-based tissue perfusion imaging system, both of which are complementary to our tissue matrix business. Regenerative Medicine accounted for approximately $468.2 million or 26.6% of our global revenue in 2013. The majority of our Regenerative Medicine revenue is generated in the United States and we continue efforts to penetrate new geographies. Our Regenerative Medicine business is primarily conducted by our LifeCell operating subsidiaries.

Our tissue matrices enjoy leadership positions in post-mastectomy breast reconstruction and complex abdominal wall repair. With recent advances in both technology and surgical technique, more women are choosing breast reconstruction procedures post-mastectomy and AlloDerm is a best-in-class choice for tissue reinforcement for device-based procedures utilizing tissue expanders and breast implants. AlloDerm has been used successfully in more than one million grafts and implants to date, and its clinical performance in breast reconstruction post-mastectomy has been reported in over 100 peer-reviewed articles, which is more than all competitive products combined.

Strattice is used primarily by surgeons to reinforce complex abdominal wall repairs; particularly the challenging ventral hernia repairs often encountered in the growing number of patients with multiple comorbidities and prior hernia repair surgeries. Recent clinical studies have shown that the use of Strattice in these difficult cases reduces the incidence of postoperative complications, including mesh explantation, infection, and small bowel obstruction. Additionally, an analysis from a U.S. national database of public and private claims reported that the use of biological matrices, such as Strattice, resulted in up to a five-fold decrease in complication rates and a two-fold decrease in total costs over an 18-month time period for the average complex abdominal wall reconstruction patient.

Our proprietary biomaterial processing for both AlloDerm and Strattice removes cells from dermal tissue, which minimizes patient rejection and enables our tissue matrices to ultimately transition into host tissue for a strong, natural repair. This unique processing allows our tissue matrices to support tissue regeneration without scar formation and allows for rapid revascularization, white cell migration, and cell repopulation, all of which may lead to increased resistance to infection at the surgical site. This is a key differentiator for our products when compared to synthetic implants and other competitive offerings. Our tissue matrix products also offer ease of use and minimize risk of some complications, including adhesions to the implant.

In addition to our tissue matrix products, we are the exclusive distributor in North America and other select geographies for both SPY and Revolve. SPY enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information that may be used to customize operative plans and optimize outcomes before the patient leaves the operating table. Revolve is a single-use, high volume autologous fat processing system engineered to yield rapid and reliable results. We expect to increase our presence and penetration into the autologous fat grafting market, and achieve sales and marketing synergies with existing and future Revolve customers, through the commercialization of the adipose tissue injector device recently acquired from TauTona.

Customers

Our tissue matrices, autologous fat grafting, and perfusion imaging products are used primarily by plastic, general, and colorectal surgeons. Hospitals and ambulatory surgical centers (“ASCs”) are the primary purchasers of our products, and we contract with healthcare facilities individually or through proprietary hospital groups, integrated delivery networks and GPOs that represent large numbers of hospitals and long-term care facilities. None of our customers or third party payers accounted for more than 10% or more of total Regenerative Medicine revenues for 2013, 2012 or 2011. Geographically, the Americas and EMEA/APAC represented approximately 95.8% and 4.2%, respectively, of total 2013 Regenerative Medicine revenue.

Sales and Marketing

We currently market our Regenerative Medicine products in the United States primarily for abdominal wall repair, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through our direct sales and marketing organization. Since 2009, we have commercialized Strattice in 17 countries in our EMEA geographic region, where we have initially contracted directly with hospitals for the use of Strattice in complex abdominal wall repair and breast reconstruction. Our sales representatives in the U.S. and EMEA are responsible for interacting with primarily plastic surgeons and general surgeons to educate them regarding the use and potential benefits of our tissue-related products. We are considered the benchmark in the industry for delivering professional medical education, including hands-on bioskill labs, national and international conferences, trade shows, and medical symposia featuring some of the most well-regarded and influential surgeons in their respective fields. We also participate in numerous national fellowship programs with world-renowned institutions.

In addition to our direct sales and marketing efforts, we partner with several companies for the sales and marketing of our acellular tissue matrices in dental, orthopedic, and urogynecoligical procedures. These partners include BioHorizons Implant Systems, Inc., Wright Medical, Boston Scientific, and Tornier for the distribution and marketing of our tissue matrix products in the United States and certain international markets. These partnered relationships accounted for approximately $14.3 million or 0.8% of our total 2013 revenue. LifeCell also manufactures GRAFTJACKET for wounds, which is distributed by our AWT business.
Competition
Our Regenerative Medicine products compete with various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin. Our tissue matrix products compete with products marketed by such companies as Covidien, C.R. Bard Inc., Johnson & Johnson, Allergan, Atrium, W.L. Gore & Associates, Cook Inc., TEI Biosciences Inc., and Baxter International Inc.

International

Our AWT and Regenerative Medicine global sales operations are geographically diverse with direct sales in over 25 countries and indirect operations in an additional 50 countries. The principal markets, products and methods of distribution in our businesses' international operations vary with market size and stage of development. Our principal international markets are currently in Canada, western Europe, Japan and the Middle East, and we are currently expanding sales and marketing resources in order to capitalize on opportunities in other markets, such as emerging markets in the Asia Pacific region and Latin America. Generally, we maintain a geographically-based sales organization that we believe provides greater flexibility in international markets. For the years ended December 31, 2013, 2012, and 2011 approximately 19.4%, 18.9% and 19.9%, respectively, of total revenue was derived from EMEA/APAC markets.

Our international operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management challenges. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances in most countries outside the United States generally are outstanding for longer periods than in the United States, particularly in Europe. Political and economic instability are also important business concerns due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, Note 7 of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

Acquisitions and Divestitures

In January 2014, we acquired intellectual property for an advanced Adipose Tissue Injector ("ATI") for improved fat grating procedures from the TauTona Group, a medical device incubator based in Menlo Park, California. The ATI is a battery-powered, single-use tool that was built to deliver fat at a controlled rate, which reduces the complexity of performing injections and allows the surgeon to focus on placement. By managing the pressure and flow rates during injection, the ATI minimizes damage to the injected fat and efficiently delivers the tissue to the injection site. With the ATI, we are expanding our offering for reconstructive and cosmetic procedures utilizing fat grafting technology.

In the fourth quarter of 2013, we closed the acquisition of Systagenix, an established provider of advanced wound therapeutics products. The adjusted purchase price paid, net of cash and cash equivalents, was $478.7 million. The purchase price was funded using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand. The Systagenix portfolio of innovative wound care products comprises the majority of our advanced wound dressings business, discussed above. Systagenix, formerly part of Johnson & Johnson, generated annual revenue of approximately $205.5 million in 2013. Financial results of Systagenix are included within our consolidated financial statements for the period subsequent to the acquisition date. Combining Systagenix's advanced wound dressings with our KCI wound care business and innovation pipeline will enable us to create additional value for customers by providing more complete solutions for patients and clinicians.

In the fourth quarter of 2012, we entered into an exclusive distribution agreement with the GID Group for Revolve in the U.S., Canada and Australia. Revolve is a single patient-use, high volume autologous fat processing system designed for surgeons interested in providing their patients with natural, volume enhancement solutions.

In the fourth quarter of 2012, we acquired CelluTome, a technology designed for epidermal skin grafting with limited donor-site morbidity in the office or outpatient setting with minimal discomfort. This technology enables a consistent and reproducible harvest of autologous grafts of uniform thickness that are immediately applied to the wound bed. The technology's value in skin grafting procedures makes it a strategic fit into our advanced wound therapeutics business.

In the fourth quarter of 2012, we completed the divestiture of our legacy KCI TSS business to Getinge AB. The TSS business was comprised of specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices. At the closing of the divestiture, Getinge paid approximately $247 million for the assets of the TSS business. At the time of the divestiture, we entered into a transition services agreement with Getinge pursuant to which we will continue to provide certain financial and information technology services during 2014. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

In January 2011, we entered into an agreement to license Wright Medical Technology, Inc.’s GRAFTJACKET brand name, which we use in marketing the LifeCell acellular human dermal-based regenerative tissue matrix for wound applications such as diabetic foot ulcers and venous stasis ulcers. Patients can be treated with GRAFTJACKET as part of the overall treatment regimen in a variety of care settings, including outpatient wound care clinics, physicians’ offices, or hospitals. GRAFTJACKET may be used in conjunction with NPWT, providing a convenient option in caring for chronic wounds.
In September 2010, we entered into an exclusive sales and marketing agreement with Novadaq Technologies, Inc. for the distribution of Novadaq's SPY in certain specified North American surgical markets. SPY enables surgeons to see blood perfusion in tissue during surgical procedures, providing surgeons with real-time information needed to modify operative plans and optimize outcomes before the patient leaves the operating table. In November 2011, we entered into an expanded agreement with Novadaq for vascular applications in North America and certain other markets including Europe, the Middle East and Japan.
Suppliers, Operations and Manufacturing

We distribute our AWT products with direct service infrastructure in the U.S. as well as through third party logistics providers in the U.S. and other markets where we have direct operations. We primarily rely on independent distributors in many of our international markets who generally control the importation and marketing of our product within their territories. In the U.S., we primarily distribute our advanced wound dressings through independent distributors.

The manufacture of our AWT devices and disposables is conducted at our manufacturing facilities in Athlone, Ireland, Peer, Belgium, and the manufacturing facilities of third-party contract manufacturers in Mexico. The manufacture of our AWT dressings is primarily conducted at our manufacturing facility in Gargrave, England. We plan to leverage our existing infrastructure and manufacturing capabilities to expand internal production for our AWT devices, disposables and dressings in the future. Our manufacturing processes for our AWT devices involve producing final assemblies in accordance with a master production plan. Assembly of our devices is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabrics, polymers, etc.) for which price volatility is relatively low. Many raw materials used for our advanced wound dressings are sole source or conducted on a purchase order basis. Since the acquisition of Systagenix, we have undertaken an effort to qualify second source suppliers for key materials.

Our Regenerative Medicine manufacturing operations are located at a single location in Branchburg, New Jersey, with primary warehousing and distribution being conducted at a separate location in the immediate vicinity of the manufacturing plant. Warehousing and distribution of products supporting our EMEA Regenerative Medicine business are conducted from a distribution center in the Netherlands. We maintain inventory of our tissue matrix products for direct sales, and we periodically ship product to our distributors, which they maintain in inventory until final sale. Our autologous fat grafting and tissue perfusion products are manufactured at third-party suppliers in the U.S. and Canada.

Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing. Our xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. Our allograft tissue matrix products are made from donated human dermal tissue. We obtain all of our donated human cadaveric tissue from multiple tissue banks and organ procurement organizations in the United States. These tissue banks and organ procurement organizations are subject to federal and state regulations. We require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA. The National Organ Transplant Act ("NOTA") does not apply to xenograft tissue products; however, our materials and porcine tissue suppliers are subject to extensive regulatory requirements applicable to their operations, including oversight and regulation by the USDA. Most of our critical raw materials have secondary sources of supply. Where they do not, materials and solutions inventories are adjusted to ensure business continuity in case of a supplier disruption, and we are currently in the process of identifying and validating secondary sources.

Intellectual Property

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other intellectual property rights, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. Many of our products and services are offered under proprietary trademarks and service marks. We have patent rights relating to its existing and prospective products in the form of owned and licensed patents. Most of the patents in our patent portfolio have a term of 20 years from their date of priority. We hold more than 1,830 patents and have over 1,700 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent. For additional information see “Item 1A. Risk Factors” and Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Research, Development and Clinical Sciences

Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, and new applications of negative pressure technology and advanced wound dressings. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business. We continue to focus our efforts in developing new cost-effective products and technologies that result in superior clinical outcomes. One of our primary focuses for innovation is to gain greater insights into areas of high clinical needs, where we can bring new product solutions with novel technologies to help clinicians address these problems. In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use. Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,	Year ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor

Research and development expenses	$75,624	$71,859	$14,117	$69,601

Working Capital Management
We maintain inventory parts, supplies and finished goods to support customer needs in our service centers, manufacturing facilities and distribution warehouses. Our payment terms with health care facilities and third-party payers, including Medicare and private insurance are consistent with industry standards A portion of our receivables relate to unbilled revenues arising in the normal course of business. A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

Government Regulation and Other Considerations

Our products are subject to regulation by numerous domestic and foreign government agencies, including the United States Food and Drug Administration (‘‘FDA’’), and various laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. We are also governed by federal, state, local and international laws of general applicability, such as those regulating employee health and safety and the protection of the environment. Overall, the scope and extent of domestic and foreign laws and regulations applicable to our business is increasing.

United States Regulation of Medical Devices

All of our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act as implemented and enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements covering the design, development, testing, safety, effectiveness, manufacturing, labeling, promotion, advertising, distribution and post-market surveillance of our products. Unless an exemption applies, each medical device that we market must first receive either premarket notification clearance (by filing a 510(k) submission) or premarket approval (by filing a premarket approval application (“PMA”)) from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The process of obtaining FDA clearance or approval of a medical device can be lengthy and costly. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, and is generally preceded by the conduct of a well-controlled clinical study. The PMA review and approval process generally takes from one to three years, but it can take longer.

In addition to regulations governing 510(k) and PMA submissions, we are subject to regulations governing the conduct of clinical investigations; device listing and establishment registration; the manufacture and control of our devices, as set forth in the Quality System Regulation (“QSR”); labeling; and promotion; reporting of adverse events and device malfunctions; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; and reporting requirements for product recalls, or corrections or removals in the field. Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by the FDA and other governmental authorities to verify compliance with the QSR and other regulatory requirements.

United States Regulation of Human Tissue Products

All of our human tissue products are subject to FDA regulatory requirements for human cells, tissues and cellular and tissue-based products (“HCT/Ps”). Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. A product that is regulated as a Section 361 HCT/P generally may be commercially distributed without prior FDA clearance or approval. However, all HCT/Ps, including Section 361 HCT/Ps, must comply with the FDA’s regulations for donor screening and Good Tissue Practices (“GTPs”), as described further below. We believe that allograft products, AlloDerm, Cymetra®, GRAFTJACKET and Repliform®, satisfy the FDA requirements for regulation solely as Section 361 HCT/Ps and, therefore, are not subject to FDA’s requirements for medical devices and biologics and do not require FDA clearance or approval prior to commercial distribution.

The FDA has established regulations for HCT/Ps (including Section 361 HCT/Ps) that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow GTPs in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps to prevent the introduction, transmission or spread of communicable diseases. The FDA regulations for HCT/Ps also require us to report adverse reactions, and deviations from donor screening and other applicable requirements. Product listing and establishment registration requirements also apply to our HCT/Ps. The facilities we use to process our HCT/Ps are subject to periodic and for-cause inspections by the FDA and other governmental authorities to verify compliance with GTPs and these other regulatory requirements.

In addition to the FDA regulations applicable to our products, procurement of certain human organs and tissue is subject to other federal requirements, such as NOTA. A few but increasing number of states, including Florida, California, Oklahoma, Illinois, New York and Maryland, impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue. LifeCell is also accredited by the American Association of Tissue Banks (“AATB”) and voluntarily complies with its guidelines.

Other Regulatory Requirements

We are also subject to additional laws and regulations that govern our business operations, products and technologies, including:

•
federal, state and foreign anti-kickback laws and regulations, which generally prohibit payments to physicians or other purchasers of medical products as an inducement to purchase or prescribe a product;

•
the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider;

•
federal and state laws and regulations that protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information, in particular, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act;

•
the Physician Payments Sunshine Act, which requires public disclosure of the financial relationships of United States physicians and teaching hospitals with applicable manufacturers, including medical device and biologics companies;

•
the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally funded health care program, and health care fraud statutes that prohibit false statements and improper claims to any third-party payor; and

•
the United States Foreign Corrupt Practices Act, which can be used to prosecute companies in the United States for certain improper arrangements with foreign government officials or other parties outside the United States.

Failure to comply with these laws and regulations could result in criminal liability, significant fines or penalties, negative publicity and substantial costs and expenses associated with investigation and enforcement activities. To assist in our compliance efforts, we adhere to many codes of ethics and conduct regarding our sales and marketing activities in the United States and other countries in which we operate. In addition, we have in place a dedicated Chief Compliance Officer and compliance team to implement, monitor and improve our internal business compliance programs and policies.

International Regulation

Internationally, the regulation of medical devices is complex. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. For example, the European Commission (“EC”) has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received quality system certification from a “Notified Body” in order to sell products within the member states of the European Union. Medical devices deemed to be in the high risk classification, such as Strattice, further undergo a distinct design review by the Notified Body. Certification allows manufacturers to affix a “CE” mark to the products. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions.

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval through a pre-market approval application, or “shonin.” The Japanese government, through the Ministry of Health, Labour, and Welfare (MHLW), regulates medical devices under the Pharmaceutical Affairs Law (PAL). Oversight for medical devices is conducted through the Pharmaceutical and Medical Devices Agency (PMDA), a government organization responsible for scientific review of market authorization applications, and inspection and auditing of manufacturers to ensure compliance with clinical, laboratory, and manufacturing practice requirements. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. We are subject to inspection for compliance by both these agencies.

The regulation of our human tissue products outside the United States varies by country and is complex and constantly evolving. A limited amount of our human tissue products are currently distributed in several countries internationally. Certain countries where we do not currently sell our human tissue products regulate human tissue products as pharmaceutical products, which would require us to make extensive filings and obtain regulatory approvals before selling our product in such countries. Certain countries classify our products as human tissue for transplantation but may restrict its import or sale. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet.

In many of the other foreign countries in which we market our products, we may be subject to requirements affecting, among other things:

•	product standards and specifications;

•	packaging;

•	labeling;

•	quality systems;

•	imports;

•	tariffs;

•	duties; and

•	taxes.

Many of the requirements applicable to our devices and products in these countries are similar to those of the FDA. In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require the Company’s products to be qualified before they can be marketed and considered eligible for reimbursement.

Health Care Initiatives and Reimbursement

Government and private sector initiatives to control the increasing cost of health care, including price regulation and competitive pricing, coverage and payment policies, comparative and cost-effectiveness analyses, technology assessments and managed-care arrangements, are continuing in many geographies where we do business, including the United States, Europe and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for procedures or treatments, and some third-party payors require their pre-approval before new or innovative devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products. A substantial portion of advanced wound therapeutic and regenerative medicine product placements are subject to reimbursement coverage from various public and private third-party payers, including government-funded programs, and other publicly-funded health plans in foreign jurisdictions. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payors. Payment by government entities for our products in the United States is subject to regulation by the Centers for Medicare and Medicaid Services (“CMS”) and comparable state agencies responsible for reimbursement and regulation of health care items and services. Reimbursement schedules regulate the amount the United States government will reimburse hospitals and doctors for the care of persons covered by Medicare. This includes in some instances determining whether specific technologies, and their correlating procedures, are covered, and if so, what the payment rate may be. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. commercial insurers have adopted coverage criteria similar to Medicare standards. For the year ended December 31, 2013, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue. We maintain U.S. Medicare accreditation through the Accreditation Commission for Health Care (“ACHC”), which exempts us from routine surveys by State survey agencies to determine compliance with Medicare requirements. Our U.S. Service Centers are subject to various inspections each year that are conducted by ACHC inspectors. From time to time, CMS periodically initiates payment schedule changes and bidding programs that affect our home care NPWT business. The competitive bidding programs are being rolled out gradually to increasingly larger portions of the U.S, and have included an increasing number of product categories. Our revenue from U.S. Medicare placements of NPWT products is now subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, as part of this competitive bidding program initiative, CMS announced new reimbursement rates for Medicare patients in the home, which became effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across the 91 major metropolitan areas currently subject to the competitive bidding program, which represent approximately 40% of our U.S. Medicare Part B business. Reimbursement for the NPWT business has also been impacted by the competitive bidding program in an additional 9 areas as of January 1, 2014, with a similar reimbursement decline of 42%. Additionally, as of March 2013, sequestration cuts of 2% have been implemented to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts that began on April 1, 2013. CMS applies the 2% reduction to all claims after determining coinsurance and any applicable deductible and Medicare secondary payment adjustments. The sequestration cut is in place for 10 years (until 2021) unless Congress acts.

Health care cost containment efforts have also prompted domestic hospitals and other customers of medical device manufacturers to consolidate into larger purchasing groups to enhance purchasing power, and this trend is expected to continue. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. These larger customers, due to their enhanced purchasing power, may attempt to increase the pressure on product pricing.

Foreign governments also impose regulations in connection with their health care reimbursement programs and the delivery of health care items and services. We are continuing our efforts to obtain expanded reimbursement for our products and related disposables in foreign jurisdictions. These efforts have resulted in varying levels of reimbursement for our products from private and public payers in multiple jurisdictions, primarily in the acute care setting. Generally, our NPWT products are covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post-acute or community-based care settings (Austria, Switzerland and some regions in Italy). However, in certain countries, such as Germany, the U.K., France and Spain, post-acute care coverage and reimbursement are largely provided on a case-by-case basis and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community-based outpatient care settings. In targeted countries, we are utilizing accepted “coverage with evidence” mechanisms in close cooperation with local clinicians and clinical centers, government health ministry officials and, in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement. Overall, the prospects of achieving broader global coverage and reimbursement for our products in both acute and post-acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs. We believe that our plans to achieve positive coverage and reimbursement decisions for our products outside the United States are supported by the growing requirements to provide supporting clinical and economic evidence.

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. Under the legislation, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The legislation imposes, among other things, an excise tax of 2.3% of any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. We are now subject to this excise tax on our sales of certain medical devices we manufacture, produce or import. In fiscal year 2013, we paid approximately $13.5 million related to the medical device tax. We currently expect the impact of the tax to be less than 1.0% of total revenue in fiscal year 2014. The legislation also provides for the establishment of an Independent Payment Advisory Board that could recommend changes in Medicare payment under certain circumstances beginning in 2014. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the Federal False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

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
We face significant and increasing competition in each of our businesses, which are characterized by rapid technological change and significant price competition. Market share can shift as a result of technological innovation and other business factors. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer. Our ability to compete will depend in large part on our ability to develop and acquire new products and technologies as well as anticipate technology advances. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, expand our geographic reach, enhance our existing products and develop new products for the advanced wound therapeutics and regenerative medicine markets. In addition, we have seen increasing price competition as more competitors have entered the market and customers are being challenged by declining reimbursement rates. We expect competition to increase over time as competitors introduce additional competing products in the advanced wound therapeutics and regenerative medicine markets and continue expanding into geographic markets where we currently operate. Our failure to compete effectively could result in loss of market share to our competitors and have a material adverse effect on our sales and profitability. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.

We are subject to stringent domestic and foreign medical device and HCT/P regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

The development, manufacture, sale, and distribution of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our medical devices and tissue matrices.

We cannot be certain that we will receive required approval or clearance from the FDA and foreign regulatory agencies for new products or modifications to existing products on a timely basis, or at all. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could:

•	take a significant amount of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

•	involve modifications, repairs or replacements of our products; and

•	result in limitations on the indicated uses of our products.

The failure to receive approval or clearance for significant new products or modifications to existing products or any substantial delay in obtaining any required approval or clearance could have a material adverse effect on our financial condition and results of operations.

The FDA also could disagree with our conclusion that certain Regenerative Medicine products are Section 361 HCT/Ps not subject to FDA premarket clearance or approval requirements. If the FDA were to determine that any of these products required premarket clearance or approval as devices or biologics, this could disrupt our existing marketing of these products and have a material adverse effect on our financial condition and results of operations. Noncompliance with federal or state requirements relating to procurement of certain human organs and tissue also could disrupt our operations and have a material adverse effect on our financial condition and results of operations.

We also are subject to FDA regulations governing the manufacture and control of our products, product labeling and advertising, reporting of adverse events, and reporting of recalls. Compliance with these and other applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. If the FDA were to find that we have failed to comply with any of these requirements, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, monetary penalties, consent decrees, injunctive actions to halt the manufacture or distribution of products, or other civil or criminal penalties. Civil or criminal penalties could be assessed against our officers, employees, or us. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products. In addition, any negative publicity and product liability claims resulting from any adverse regulatory action could have a material adverse effect on our financial condition and results of operations.

In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for "off-label" uses are false and that fraudulent claims are made to the government. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and in a corporate integrity agreement with the federal government that imposes significant administrative obligations and costs, and potential exclusion from federal health care programs.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company's noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company's business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.

If we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed.

Our success is dependent upon the successful development, introduction and commercialization of new generations of products and enhancements to existing products. Innovation in developing new product lines and in developing enhancements to our existing products is required for us to grow and compete effectively. The success and completion of development of any new products remains subject to all the risks associated with the commercialization of new products based on innovative technologies, including unanticipated technical or manufacturing problems, extended lead times in obtaining required regulatory and reimbursement approval of new products, the possibility of significantly higher development costs than anticipated, our ability to anticipate and satisfy customer needs in a timely manner with relevant technology, and gaining customer acceptance. Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover. Our failure to introduce new and innovative products in a timely manner could have an adverse effect on our business, results of operations, financial condition and cash flows.
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
Any substantial increase in applicable regulatory or administrative requirements that are imposed on us could potentially delay our development and commercialization of new medical device products. Also, our determination that our allograft products are eligible for regulation as human cellular and tissue-based product is limited to their current intended uses. In the future, we may wish to market our allograft products for new intended uses, which may require premarket clearance or approval under FDA medical device or biologic regulations, and which could be time consuming and costly. Our failure to maintain clearances or approvals for existing products or to obtain clearance or approval for new or modified products could adversely affect our results of operations and financial condition.

Even if we are able to develop, manufacture and obtain regulatory approvals and clearances for our new products, the success of those products depends on market acceptance, which could be affected by several factors, including (i) the availability of alternative products from our competitors; (ii) the price and reliability of our products relative to that of our competitors; (iii) the reimbursement provided for our products; (iv) the timing of our market entry; and (v) our ability to market and distribute our products effectively.

The adoption of healthcare reform in the U.S. may adversely affect our business and financial results.
As part of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, we are now subject to an excise tax of 2.3% on our sales of certain medical devices we manufacture, produce or import. In fiscal year 2013, we paid approximately $13.5 million related to the medical device tax. We currently expect the impact of the tax to be less than 1.0% of total revenue in fiscal year 2014. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

We cannot predict with any certainty what other impact this legislation may have on our business. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our products and therapies or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, could result in reduced demand for our products and increased downward pricing pressure, which could adversely affect our business. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. It is also possible that this legislation will result in lower reimbursements for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals, all of which may have a material adverse effect on our business, financial condition and results of operations.

Cost-containment efforts of our customers, purchasing groups, third-party payors and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States are members of GPOs and integrated delivery networks (“IDNs”), including accountable care organizations, and our business is partly dependent on major contracts with these organizations. Our products can be contracted under national tenders or with larger hospital GPOs. The healthcare industry has been consolidating, and as a result, transactions with customers are larger and more complex. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. The majority of our AWT hospital sales and rentals are made pursuant to contracts with GPOs and IDNs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing GPO and IDN agreements; including, agreements that would otherwise expire. Bids are generally solicited from multiple manufacturers or service providers with the intention of obtaining lower pricing. Due to the highly competitive nature of the tender process and the GPO and IDN contracting processes, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Failure to be included in certain of these agreements could have a material adverse effect on our business, including sales and rental revenues.

While having a contract with a major purchaser, such as a GPO, IDN or public-based purchasing organization for a given product category can facilitate sales, such contract positions can offer no assurance that sales volumes of those products will be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major purchasing organizations, the members of such groups may choose to not purchase from us.

Distributors of our products also have begun to negotiate terms of sale more aggressively to increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would adversely affect our business, results of operations, financial condition and cash flows.

Outside the United States, we have experienced pricing pressure from centralized governmental healthcare authorities due to efforts by such authorities to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents and hospital groups. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.

Changes in U.S. and international reimbursement regulations, policies and rules, or their interpretation, could reduce reimbursement and collections or adversely affect the demand for our products and negatively impact our global expansion efforts.

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

Due to the increased scrutiny and publicity of government efforts to contain rising healthcare costs, we may be subject to future assessments or studies by U.S. and foreign healthcare, safety and reimbursement agencies, which could lead to changes in reimbursement policies that adversely affect our business. Any unfavorable results from assessments or studies could result in reduced reimbursement or prevent us from obtaining reimbursement from third-party payers and could reduce the demand or acceptance of our products and therapies. If we are unable to obtain expanded reimbursement for our products in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.

In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs. For the year ended December 31, 2013, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue. Changes to Medicare policies, including the launch and expansion of the competitive bidding program, can have a significant impact on our business. These changes can also include revisions in the interpretation or application of Medicare contractor coverage policies or adverse administrative coverage determinations. Such changes can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such determinations and changes can often be challenged only through an administrative appeals process. In the event that our interpretations of coverage policies in effect at any given time are inconsistent with administrative coverage determinations, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our revenue from Medicare placements in the United States. We are participating in Medicare’s durable medical equipment competitive bidding program, which resulted in substantial reimbursement declines in 100 major metropolitan areas. Any expansion of the competitive bidding program or further price reductions could have an adverse impact on our financial results. For more information on the competitive bidding program, see “Item 1: Business.”

We are also subject to claims audits by government regulators, contractors and private payers. Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits. To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers, which in some cases involve a review of claims that can be several years old. Such audits may also be initiated as a result of recommendations made by government agencies. Our agreements with private payers also commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us. For more information on claims audits, see Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2013.

If we are unsuccessful in protecting and maintaining our intellectual property, our competitive position could be harmed.
We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Patents and our other proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We seek to protect these, in part, through confidentiality agreements with employees, consultants, and other third parties. We pursue a policy of generally obtaining patent protection in both the United States and key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments.

Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by us in the past or in the future will not be challenged or circumvented by competitors, that these patents will remain valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications, or that competitors will not otherwise gain access to our confidential information or trade secrets. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue and could have a material adverse effect on our financial condition and results of operations.

Pending and future patent litigation could be costly and disruptive and may have an adverse effect on our financial conditions and results operations.

We operate in an industry characterized by extensive patent litigation. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. We are currently party to several intellectual property litigation disputes described in more detail in see “Item 3. Legal Proceedings” and Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2013. Any pending or future patent litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or force us to make significant royalty payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. As a healthcare supplier, we can expect to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our results of operations and financial condition.

In February 2011 KCI filed suit in U.S. Federal District Court for the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest University under a 1993 patent license agreement because the relevant patent claims previously licensed to KCI by Wake Forest are invalid or not infringed. The patents that are the subject of the litigation expire in June 2014. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, a royalty payment of $44.2 million was paid to Wake Forest for the semi-annual period January 1, 2010 through June 30, 2010, and from July 1, 2010 through December 31, 2010 an additional $49.6 million of royalty obligations were accrued consistent with past practice. Amounts accrued, but unpaid from January 1, 2011 through February 27, 2011, were approximately $13.6 million. Due to the pending dispute and KCI’s claims against Wake Forest, the accrued amounts were not paid to Wake Forest. No royalty payments have been made to Wake Forest since August 2010. In the event that we are unsuccessful in this litigation, we may be required to pay substantial royalty damages to Wake Forest relating to NPWT product revenue for the period from July 2010 through June 2014. Wake Forest is also seeking treble damages in the case, which if awarded, could materially impact our results of operations and financial condition. For a more complete description of the Wake Forest litigation and other intellectual property litigation, see "Item 3. Legal Proceedings" and Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2013.

We may not successfully identify and complete acquisitions on favorable terms or achieve anticipated synergies relating to any acquisitions, and such acquisitions could result in unforeseen operating difficulties and expenditures, require significant management resources and require significant charges or write-downs.

We regularly review potential acquisitions of complementary businesses, technologies, services and products. We may be unable to find suitable acquisition candidates to expand our business. Even if we identify appropriate acquisition candidates, we may be unable to complete the acquisitions on favorable terms, if at all. Future acquisitions may increase our debt or reduce our cash available for operations or other uses. In addition, the process of integrating an acquired business, technology, service or product into our existing operations requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts could result in unforeseen difficulties and expenditures. Integration of an acquired company often requires significant expenditures as well as significant management resources that cannot then be dedicated to other projects. In addition, we may face additional risks related to unknown or contingent liabilities related to business practices of the acquired companies, environmental remediation expense, products liability, patent infringement claims or other unknown liabilities.

Moreover, we may not realize the anticipated financial or other benefits of an acquisition, including our ability to achieve cost savings or revenue synergies. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business. For example, in 2013 we recognized impairment charges of $443.4 million related to impairment of LifeCell goodwill and intangible assets, which KCI acquired in 2008. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations and financial condition could be adversely affected. See Note 2 of the notes to the consolidated financial statements for the year ended December 31, 2013 for a discussion of our recent acquisition of the Systagenix business.

We may not realize the expected benefits from our restructuring initiatives and continuous improvement efforts, and they may result in unintended adverse impacts to our business.

Over the last two years, we have undertaken several restructuring and realignment initiatives to reduce our overall cost base and improve efficiency. We have recently announced a business realignment plan to combine our business units into one centrally-managed operating company as well as to unify certain support functions. The actions initiated under our business realignment plans include outsourcing of certain service and support functions, workforce reductions, and other efforts to streamline our business. While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges.

Divestitures of some of our businesses or product lines may adversely affect our business, results of operations and financial condition.

In regularly evaluating the performance of our businesses, we may decide to sell a business or product line. Even if we identify a divestiture opportunity, we may be unable to complete the divestiture on favorable terms, if at all. Any divestitures may result in significant charge-offs or write-downs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. The process of divesting ourselves of a business or product line could result in unforeseen expenditures and risks, including dissynergies in shared functions, as well as complexities in separating operations, services, products and personnel. Divestitures often require the diversion of management's attention from other business concerns and the disruption of our business, and could result in potential loss of key employees. We may not be able to successfully manage these or other significant risks related to divesting a business or product line. See Note 3 of the notes to the consolidated financial statements for the year ended December 31, 2013 for a discussion of the recent divestiture of the TSS business.

Our failure to comply with program integrity laws may subject us to penalties and adversely affect our financial condition and results of operations.

Participation in federal healthcare programs requires us to comply with laws regarding the way in which we conduct business, as well as the way in which we submit claims. These laws include the False Claims Act, which attaches per-claim liability and treble damages to the filing of false or improper claims for federal payment. Since 2009, we have been party to litigation arising out of qui tam allegations of violations of the False Claims Act. For more information regarding this litigation, see “Item 3. Legal Proceedings.” There are also laws that attach criminal liability to unlawful inducements for the referral of business reimbursable under federally-funded healthcare programs, known as the anti-kickback laws, and those that attach repayment and monetary damages to instances where healthcare service providers seek reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Additionally, we are subject to the Sunshine Act, which requires that we annually disclose to CMS all transfers of value (subject to limited exclusions) to certain physicians and teaching hospitals, as such terms are defined in statute and regulation. Failure to accurately disclose these transfers could subject us to certain monetary penalties.

The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare and Medicaid. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our financial condition and results of operations.

To avoid such penalties, we operate consistent with the AdvaMed Code of Ethics on Interactions with Health Care Professionals which provides guidance on marketing and other practices in our relationships with healthcare professionals and/or product purchasers. We also adhere to many similar codes in countries outside the United States. In addition, we have in place and are continuously improving our internal business integrity and compliance program and policies.

Failure of any of our clinical studies or third-party assessments to demonstrate desired outcomes in proposed endpoints may reduce physician usage or result in pricing pressures that could have a negative impact on business performance.

We regularly conduct clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If, as a result of poor design, implementation or otherwise, a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance or use benefits or comparative or cost effectiveness of our products, physicians may elect not to use our products as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our products. Also, if serious device-related adverse events are reported during the conduct of a study it could affect continuation of the study, product approval and product adoption. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products. In the case of a pre-approval study or a study required by a regulatory body as a condition of clearance or approval, a regulatory body can revoke, modify or deny clearance or approval of the study and/or the product in question.

Because we depend upon a limited group of suppliers and, in some cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact the rental and sales of our products.

We obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements. While we work closely with suppliers to assure continuity of supply and maintain high quality and reliability, these efforts may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of finished products and components. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, financial condition and cash flows. Due to our substantial indebtedness, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business. Any casualty, natural disaster or other significant disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract could have a material adverse effect on our business.

Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect our profitability or revenues.

Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, tariffs, currency exchange rates, and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our results of operations. Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of Dodd-Frank, we are required to report on the source of any conflict minerals used in our products as well as the process we use to determine the source of such materials. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.

If a natural or man-made disaster strikes our manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.

Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The manufacture of all of our tissue regenerative medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey, and our adipose autologous grafting and tissue perfusion products are manufactured at third-party suppliers in the U.S. and Canada. The manufacture of our NPWT disposable supplies is conducted at our manufacturing facilities in Athlone, Ireland and Peer, Belgium, and the manufacturing facilities of third-party contract manufacturers in Mexico. The manufacture of our advanced wound dressings is conducted at our manufacturing facility in Gargrave, England. Regulatory approvals of our products are limited to one or more specifically approved manufacturing facilities. If we fail to produce enough of a product at a facility, or if our manufacturing process at that facility is subject to a temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions, we may be unable to deliver that product to our customers or to identify and validate alternative sources for the affected product on a timely basis, which would impair our results of operations. Disruption of our third-party manufacturers’ facilities could arise for a variety of reasons, including technical, labor or other difficulties, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of, or damage to, any facility (as a result of natural disaster, use and storage of hazardous materials or other events), quality control issues, bankruptcy of the manufacturer or other reasons. Any of these disruptions in the production of our key manufacturers could have a negative impact on our sales or profitability. We take precautions to safeguard the facilities, including security, health and safety protocols, appropriate inventory coverage, business continuity plans and off-site backup and storage of electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

Disruption to our distribution operations could adversely affect our business.
We utilize third-party logistics providers to distribute our products in all of our geographic markets. Especially because our distribution operations are largely dependent upon third parties, any prolonged disruption in the operations of our existing distribution providers, whether due to technical, labor or other difficulties, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, prospects, financial condition or results of operations. We rely on independent distributors in many of our international markets who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations. The operation of local laws and our agreements with distributors can make it difficult for us to change quickly from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose our product registrations and customers who have been dealing with that distributor. Because we do not have local staff in many of the areas covered by independent distributors, it may be difficult for us to detect failures in our distributors’ performance or compliance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or its products, or legal liability.
Quality problems with our products and services could harm our reputation for producing high-quality products and erode our competitive advantage, sales, and market share.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Our future operating results will depend on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. Our quality system plays an essential role in determining and meeting customer requirements, preventing defects and improving our products and services. While we have a network of quality systems throughout our business lines and facilities, quality and safety issues may occur with respect to any of our products. A quality or safety issue may result in a public warning letter from the FDA, product recalls or seizures, monetary sanctions, injunctions to halt manufacturing and distribution of products, civil or criminal sanctions, refusal of a government to grant clearances or approvals or delays in granting such clearances or approvals, import detentions of products made outside the United States, restrictions on operations or withdrawal or suspension of existing approvals. Negative publicity regarding a quality issue could damage our reputation, cause us to lose customers, or decrease demand for our products. Any of the foregoing events could disrupt our business and have an adverse effect on our results of operations and financial condition.

Our international business operations are subject to risks, including risks arising from currency exchange rate fluctuations, which could adversely affect our operating results.

Our operations outside the United States, are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations. Sales outside of the United States represented approximately $411.4 million, or 23%, of our total revenue for the year ended December 31, 2013 and $394.5 million, or 23%, of our total revenue for the year ended December 31, 2012, and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	local product preferences and product requirements;

•	less stringent protection of intellectual property in some countries outside the United States;

•	more stringent data privacy and protection measures in some countries outside the United States;

•	trade protection measures and import and export licensing requirements;

•	changes in foreign regulatory requirements and tax laws;

•	alleged or actual violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial anti-bribery and anti-corruption laws in the foreign jurisdictions in which we do business;

•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;

•	government-mandated austerity programs limiting spending;

•	changes in government-funded tenders and payor pathways;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	complex tax and cash management issues;

•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries;

•	political and economic instability and inflation, recession or interest rate fluctuations; and

•	longer-term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.

We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the United States dollar strengthens in relation to the currencies of other countries such as the Euro, where we sell our products, our United States dollar reported revenue and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. Changes in the relative values of currencies occur regularly and, in some instances, could have an adverse effect on our results of operations and financial condition. While we enter into foreign currency exchange contracts designed to reduce the short-term impact of foreign currency fluctuations, we cannot eliminate the risk, which may adversely affect our expected results.

Most of our customer relationships outside of the United States are with governmental entities and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws in non-U.S. jurisdictions.

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or other third-parties, including, distributors. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and result in a material effect on our results of operations, financial condition and cash flows.

We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.

Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are vulnerable to interruption by fire, power loss, system malfunction, computer viruses, cyber-attacks and other events, which may be beyond our control. Systems interruptions could reduce our ability to accept customer orders, manufacture our products, or provide service for our customers, and could have an adverse effect on our operations and financial performance. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, partners, customers, or our suppliers, which may result in significant costs and potential government sanctions. In particular, if we are unable to adequately safeguard individually identifiable health information, we may be subject to additional liability under domestic and international laws respecting the privacy and security of health information.

We also are pursuing initiatives to modernize our information technology systems and processes. Many of our business lines use disparate systems and processes, including those required to support critical functions related to our operations, sales, and financial reporting. We are implementing new systems to better streamline and integrate critical functions, which we expect to result in improved efficiency and, over time, reduced costs. While we believe these initiatives provide significant opportunity for us, they do expose us to inherent risks. We may suffer data loss or delays or other disruptions to our business, which could have an adverse effect on our results of operations and financial condition. If we fail to successfully implement new information technology systems and processes, we may fail to realize cost savings anticipated to be derived from these initiatives.

We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive, technical, sales, marketing and engineering staff. While we have taken steps to retain such key personnel, there can be no assurance that we will be able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. Additionally, integration of acquired companies and businesses, such as Systagenix, can be disruptive and may lead to the departure of key employees. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could seriously damage our business.
Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.

We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. During 2008, the global economy was impacted by the effects of the global financial crisis. This global financial crisis, including the European sovereign debt crisis, caused extreme disruption in the financial markets, including diminished liquidity and credit availability. Subsequently, economic conditions have improved and the financial markets can today be characterized as healthy with general availability of credit. However, there can be no assurance that there will not be deterioration in the global economy in the future. We believe an economic downturn could generally decrease hospital census and the demand for elective surgeries. Also, any future financial crisis, could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. In addition, any economic deterioration would likely result in higher unemployment and reduce the number of individuals covered by private insurance, which may result in an increase in the cost of uncompensated care for hospitals. Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as U.S. Medicaid or Medicare. If economic conditions deteriorate and unemployment increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.

Any disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials required to manufacture our products. All of these factors related to global economic conditions, which are beyond our control, could negatively impact our business, results of operations, financial condition and liquidity.

We are exposed to product liability claims that may materially and adversely affect our revenues and results of operations.
Our businesses expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We are, and may be in the future, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. Any product liability claim brought against us, with or without merit, could be costly to defend and could result in settlement payments and adjustments not covered by or in excess of insurance. In addition, we may not be able to obtain insurance on terms acceptable to us or at all because insurance varies in cost and can be difficult to obtain. The legal expenses associated with defending against product liability claims, the obligation to pay a product liability claim in excess of available insurance coverage, or the ability to maintain adequate insurance coverage could increase operating expenses and could materially and adversely affect our results of operations and financial position.
We are involved in a number of legal proceedings. For example, LifeCell is currently named as a defendant in approximately 330 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. We are also named defendants in 106 cases related to Repliform, a human tissue product sold by Boston Scientific, one of our distributors. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any. In addition, we cannot predict the results of future legislative activity or future court decisions, any of which could lead to an increase in regulatory investigations or our exposure to litigation. Any such proceedings or investigations, regardless of the merits, may result in substantial costs, the diversion of management’s attention from other business concerns and additional restrictions on our sales or the use of our products, and potentially harm our reputation, which could disrupt our business and have an adverse effect on our results of operations and financial condition.
Our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs.
Our manufacturing operations worldwide and those of our third-party suppliers are subject to many requirements under environmental, health and safety laws concerning, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. Violations of these laws can result in significant civil and criminal penalties and incarceration. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. Some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life, and others restrict the materials that manufacturers may use in their products and require redesign and labeling of products. We have management programs and processes in place that are intended to minimize the potential for violations of these laws. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs, become the basis for new or increased liabilities, and cause disruptions to our operations that could be material. Any significant disruption in our third party suppliers' operations as a result of violations of these laws or regulations could also have an adverse effect on our operations and financial condition.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various jurisdictions outside the U.S. We are subject to ongoing tax audits in the U.S. and other jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our consolidated earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, recent legislation imposed on medical device manufacturers a 2.3% excise tax on U.S. sales of medical devices beginning in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.

Risks Related to Our Capital Structure
The interests of our Equity Sponsors may differ from the interests of holders of our 10.5% Second Lien Senior Secured Notes due 2018, 12.5% Senior Unsecured Notes due 2019 and Convertible Senior Notes due 2015 (collectively, the “Notes”).
As a result of the 2011 going-private transaction, our equity sponsors and their affiliates beneficially own most of the outstanding equity of our company. The interests of the Sponsors may differ from our interest and from those of holders of our Notes in material respects. For example, the Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to holders of our Notes. The Sponsors are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Sponsors at a time when such disposition could be detrimental to the holders of our Notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our Notes. In that situation, for example, the holders of our Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in our parent company at any time. Moreover, the Sponsors' ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness. At December 31, 2013, we and our subsidiaries had approximately $4,965 million (excluding original issue discount) of aggregate principal amount of indebtedness outstanding, of which $4,353 million was secured indebtedness, $612 million was unsecured indebtedness, and an additional $179 million of unused commitments available to be borrowed under our Revolving Credit Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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

In addition, the credit agreement governing our credit facilities and the indentures governing the Notes contain, and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur significant additional indebtedness in the future. Although the indentures governing the Notes and the credit agreement governing our credit facilities limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the credit facilities and the indentures permit us to incur significant additional indebtedness. Moreover, all amounts outstanding at any time under our credit facilities are effectively senior to the notes to the extent of the value of the collateral. In addition, the credit agreement governing our credit facilities and the Indentures do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our possible inability to service our debt, will increase. In addition, because our credit facilities bear interest at variable rates of interest, we are exposed to risk from fluctuations in interest rates. We may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk, or may create additional risks.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.
If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing our credit facilities and the indentures governing the Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the credit facilities or the Notes.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our financial condition and results of operations.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot guarantee that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business and could impact our ability to make payments under the Notes.

The credit agreement governing our credit facilities and the indentures governing the Notes will restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our credit facilities and the indentures governing the Notes will impose significant operating and financial restrictions and limit our ability and our other restricted subsidiaries' ability to:

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

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we will be required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.
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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal office is owned by us and is located in San Antonio, Texas. In addition, we lease office space in San Antonio, Texas, Bridgewater, New Jersey, and Gatwick, England, which are used for sales and marketing, customer service, research and development facilities, information technology, and for general corporate purposes. We also lease our service centers in countries where we have direct operations. We conduct our Regenerative Medicine manufacturing operations, including tissue processing, warehousing and distribution at two leased facilities in Branchburg, New Jersey, which includes office, laboratory, manufacturing and warehouse space. We maintain AWT manufacturing and engineering operations in the United States, the United Kingdom, Ireland and Belgium. We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2014.

The following is a summary of our primary facilities:

Owned
Location	Description	Segment	or Leased

San Antonio, TX	Corporate Headquarters	Corporate	Owned

Bridgewater, NJ	LifeCell Offices	Regenerative Medicine	Leased

Gatwick, England	Systagenix Offices	AWT	Leased

Branchburg, NJ	Manufacturing Plant	Regenerative Medicine	Leased

Branchburg, NJ	Distribution Center	Regenerative Medicine	Leased

San Antonio, TX	R&D and Medical Facility	AWT	Leased

San Antonio, TX	Billings, Collections and Customer Service	AWT	Leased

San Antonio, TX	Information Technology and Training	Shared Services	Leased

San Antonio, TX	Technical Service Center	AWT	Leased

Budapest, Hungary	Financial and Other Shared Services	Shared Services	Leased

Dorset, England	R&D and Administrative Offices	AWT	Leased

Athlone, Ireland	Manufacturing Plant	AWT	Leased

Peer, Belgium	Manufacturing Plant	AWT	Leased

Gargrave, England	Manufacturing Plant	AWT	Owned

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

Intellectual Property Litigation

In February 2011 KCI filed suit in U.S. Federal District Court for the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest University under a 1993 patent license agreement because the relevant patent claims previously licensed to KCI by Wake Forest are invalid or not infringed. The patents that are the subject of the litigation expire in June 2014. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, a royalty payment of $44.2 million was paid to Wake Forest for the semi-annual period January 1, 2010 through June 30, 2010, and from July 1, 2010 through December 31, 2010 an additional $49.6 million of royalty obligations were accrued consistent with past practice. Amounts accrued, but unpaid from January 1, 2011 through February 27, 2011, were approximately $13.6 million. Due to the pending dispute and KCI’s claims against Wake Forest, the accrued amounts were not paid to Wake Forest. No royalty payments have been made to Wake Forest since August 2010. In the event that we are unsuccessful in this litigation, we may be required to pay substantial royalty damages to Wake Forest relating to NPWT product revenue for the period from July 2010 through June 2014. Wake Forest is also seeking treble damages in the case, which if awarded, could materially impact our results of operations and financial condition.

In 2011, in light of the multiple rulings in various jurisdictions including the U.S., declaring the Wake Forest patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew as a co-plaintiff with Wake Forest from pending litigation against Smith & Nephew (and later withdrew from litigation against other defendants such as Convatec, Medela and Innovative Therapies, Inc.), and filed the declaratory judgment action in February 2011. In March 2011, Wake Forest provided KCI with written notice of termination of the license agreement and demanded that KCI cease manufacturing and selling licensed products. Wake Forest has counterclaimed against KCI alleging breach of contract and patent infringement.

During 2012 and 2013, Wake Forest announced that it had reached settlements with several of our competitors, including Smith & Nephew, Medela, and Convatec relating to prior patent infringement litigation to resolve all patent disputes between them related to NPWT. The Wake Forest litigation is progressing and is set for trial in July 2014. KCI alleges breach of contract against Wake Forest for its refusal to negotiate in good faith to reduce the royalty rate under the 1993 license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because of the multiple rulings declaring the patents invalid and subsequent decisions, KCI's assessment that the Wake Forest patents are invalid or not infringed by KCI's products remains unchanged.

We continue to vigorously litigate our positions in the Wake Forest litigation and KCI will continue to manufacture and sell V.A.C. products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on U.S. non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

In a case related to the U.S. Wake Forest litigation, in 2013, KCI filed suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”) relating to NPWT. In a 2009 trial between Wake Forest, Mölnlycke Health Care AB and Smith & Nephew, the ‘720 patent was declared invalid and revoked by the German court. Wake Forest appealed the decision. Following the settlements described above, the suits filed against Wake Forest’s German patent were withdrawn prior to the appeal being heard and the ‘720 patent was reinstated without a ruling on Wake Forest’s appeal. Although the patent’s statutory term expired in November 2012, KCI is seeking a final revocation of the ‘720 patent in Germany.

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover $100 million in damages against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. Vital Needs alleges, among other things, breach of the contract for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs' claims are meritorious. We intend to vigorously defend the arbitration, which is in its initial phase. The arbitration is currently set for January 2015. It is not possible to predict the outcome of this arbitration, nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use®, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). LifeNet alleges that LifeCell has been aware of the ‘200 Patent and its infringement since 2009 and acted willfully in continuing to infringe the ‘200 Patent thereafter. LifeNet seeks monetary damages including treble damages for willful infringement, together with costs and prejudgment and post judgment interest as well as a finding that the case is exceptional and an award of costs and reasonable attorneys fees. We believe that our defenses to the LifeNet claims are meritorious and that the patents that are the subject of the litigation are invalid, or are not infringed by LifeCell’s products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 330 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have recently selected four bellwether cases from which the first case to be tried will be selected. Full discovery will now proceed on the four selected cases. Trial of the first case is scheduled for September 2015. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits. These consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Since 2012, LifeCell Corporation has been named as a defendant in approximately 106 lawsuits in state and federal courts in Massachusetts, Delaware, Minnesota, and Texas (subsequently transferred to West Virginia multidistrict litigation docket) alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by Boston Scientific, one of our distributors. The LifeCell cases in Middlesex County Massachusetts were initially filed in a multidistrict action (the M Session) involving numerous synthetic mesh manufacturers and synthetic products. LifeCell filed a motion to dismiss claiming it was an improper party to the M Session because it relates to synthetic mesh products which we do not manufacture. Following a hearing, the trial court (1) created a separate docket for LifeCell’s products, (2) granted plaintiffs leave to amend their pleadings, and (3) granted LifeCell leave to file another motion to dismiss. LifeCell has filed its renewed motion to dismiss and a hearing on the motion is set for March 14, 2014. In the litigation pending elsewhere the courts have stayed Life Cell’s answer until a ruling on the motion to dismiss is made by the Massachusetts court. In the event the suits are not dismissed we intend to defend them vigorously. We have insurance that covers these claims and lawsuits. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages and it is not clear that LifeCell is a proper party to the cases, it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Centaur's partnership units are not currently traded on a public market. No dividends were declared in 2013, 2012 or 2011. The terms of our Notes and our senior credit agreement currently restrict our ability to declare and pay cash dividends. See Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA
The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data for fiscal years 2012 and 2013 and the selected consolidated statement of operations data for the period from January 1, 2011 through November 3, 2011, the period from November 4, 2011 through December 31, 2011 and fiscal years 2012 and 2013 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for fiscal years 2009 and 2010 and the selected consolidated balance sheet data for fiscal years 2009, 2010 and 2011 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands).

	Fiscal Year Ended December 31,		Period from January 1 through November 3,	Period from November 4 through December 31,	Fiscal Year Ended December 31,
	2009	2010	2011	2011(1)	2012	2013
	Predecessor	Predecessor	Predecessor	Successor	Successor	Successor

Consolidated statement of operations data:
Revenue:
Rental	$919,359	$911,866	$746,816	$142,962	$822,201	$750,252
Sales	768,956	831,574	756,596	161,802	924,252	1,008,659
Total revenue	1,688,315	1,743,440	1,503,412	304,764	1,746,453	1,758,911
Rental expenses	465,937	468,975	350,912	85,142	443,446	358,595
Cost of sales	225,680	229,522	190,927	43,761	249,338	261,569
Gross profit	996,698	1,044,943	961,573	175,861	1,053,669	1,138,747
Selling, general and administrative expenses	502,765	530,718	565,512	217,717	602,781	696,175
Research and development expenses	91,467	85,591	69,601	14,117	71,859	75,624
Acquired intangible asset amortization	40,634	37,426	29,519	16,459	220,984	188,571
Impairment of goodwill and intangible assets	—	—	—	—	—	443,400
Operating earnings (loss)	361,832	391,208	296,941	(72,432)	158,045	(265,023)

Interest income and Other	819	851	972	148	829	1,602
Interest expense(2)	(104,918)	(87,053)	(61,931)	(105,052)	(466,622)	(419,877)
Loss on extinguishment of debt	—	—	—	—	(31,481)	(2,364)
Foreign currency gain (loss)	4,202	(4,769)	131	21,783	(13,001)	(22,226)
Derivative instruments gain (loss)	(8,206)	269	(2,909)	(9,473)	(31,433)	1,576
Earnings (loss) from continuing operations before income taxes (benefit)	253,729	300,506	233,204	(165,026)	(383,663)	(706,312)
Income taxes (benefit)	92,848	89,668	74,367	(46,330)	(150,048)	(150,957)
Earnings (loss) from continuing operations	160,881	210,838	158,837	(118,696)	(233,615)	(555,355)
Earnings (loss) from discontinued operations, net of tax	67,821	45,246	32,101	3,827	92,198	(3,303)
Net earnings (loss)	$228,702	$256,084	$190,938	$(114,869)	$(141,417)	$(558,658)

	Fiscal Year Ended December 31,
	2009	2010	2011(1)	2012	2013
	Predecessor	Predecessor	Successor	Successor	Successor
Consolidated balance sheet data:
Cash and cash equivalents	$263,157	$316,603	$215,426	$383,150	$206,949
Working capital	417,327	512,388	479,913	512,185	461,707
Total assets	3,038,565	3,075,999	7,921,379	7,574,764	7,272,645
Total debt(3)	1,306,493	1,105,062	4,663,402	4,579,592	4,893,316
Total shareholders’ equity	1,177,471	1,483,079	1,593,444	1,457,396	898,075

(1)	Amounts include the impact of the Merger in November 2011.

(2)	Amount for the period from November 4, 2011 through December 31, 2011 (successor) includes $32.3 million of fees associated with the Merger-related bridge financing.

(3)	Total debt equals current and long-term debt and capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors.” (Part I, Item 1A.).
OVERVIEW

We are a leading global medical technology company devoted to the development and commercialization of innovative products and therapies designed to improve outcomes while helping to reduce the overall cost of patient care. Our primary businesses serve the advanced wound therapeutics and regenerative medicine markets and we are engaged in the rental and sale of our products throughout the United States and in over 75 countries worldwide through direct sales and indirect operations. We are owned by investment funds advised by Apax Partners and controlled affiliates of Canada Pension Plan Investment Board and the Public Sector Pension Investment Board and certain other co-investors.

Our advanced wound therapeutics ("AWT") business is focused on the development and commercialization of AWT devices and dressings and accounted for approximately $1.291 billion or 73.4% of our global revenue in 2013. Our AWT business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), negative pressure surgical management (“NPSM”) and epidermal harvesting. Our AWT dressings are used for the management of chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. Key brands in our AWT business include the V.A.C. NPWT line of products, Prevena, ABThera, CelluTome, Promogran, Tielle, and Adaptic.

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, and distributes SPY Elite, a real-time operating room-based tissue perfusion imaging system, both of which are complementary to our tissue matrix business. Regenerative medicine accounted for approximately $468.2 million or 26.6% of our global revenue in 2013.
Our customers include acute care hospitals, ambulatory surgical centers, and long-term care facilities, with whom we contract directly or through group purchasing organizations (“GPOs”). We bill these facilities directly for the rental and sale of our products. In the U.S. home care setting, we provide products and therapies to patients in the home and bill third-party payers, such as Medicare and private insurance, directly. Outside of the U.S., most of our revenue is generated in the acute care setting. Our sales and marketing organizations are focused on the training and education of care-givers on the proper application of our products and therapies, particularly with general, plastic and orthopedic surgeons, as well as wound ostomy care nurses. We also drive adoption of our products with the support of extensive clinical efficacy data, as well as the economic value proposition of our products to reduce the overall cost of care.
Acquisitions and Divestitures

In the fourth quarter of 2013, we closed the acquisition of Systagenix, an established provider of advanced wound therapeutics products. The adjusted purchase price paid, net of cash and cash equivalents, was $478.7 million. The purchase price was funded using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand. The Systagenix portfolio of innovative wound care products comprises the majority of our advanced wound dressings business, discussed above. Systagenix, formerly part of Johnson & Johnson, generated annual revenue of approximately $205.5 million in 2013. Financial results of Systagenix are included within our consolidated financial statements for the period subsequent to the acquisition date. Combining Systagenix's advanced wound dressings with our KCI wound care business and innovation pipeline will enable us to create additional value for customers by providing more complete solutions for patients and clinicians.

In the fourth quarter of 2012, we completed the divestiture of our legacy KCI TSS business to Getinge AB. The TSS business was comprised of specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices. At the closing of the divestiture, Getinge paid approximately $247 million for the assets of the TSS business. At the time of the divestiture, we entered into a transition services agreement with Getinge pursuant to which we will continue to provide certain financial and information technology services during 2014. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

Healthcare and Reimbursement Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, medical device companies to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During 2013, the company paid excise taxes totaling $13.5 million.

In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. insurers have adopted coverage criteria similar to Medicare standards. For the year ended December 31, 2013, U.S. Medicare placements of our NPWT products represented approximately 8.1% of our total revenue. In 2013, a portion of our revenue from U.S. Medicare placements of NPWT products was subject to Medicare’s durable medical equipment competitive bidding program. Beginning July 1, 2013, this program resulted in an average reimbursement decline of 41% for NPWT across 91 major metropolitan areas, covering approximately 40% of our U.S. Medicare Part B volumes. CMS's DME Competitive Bidding Round One Re-Compete program impacted an additional 9 areas, beginning January 1, 2014, with a similar reimbursement decline of 42%. Additionally, in March 2013, CMS announced that sequestration cuts of 2% applied to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts, beginning April 1, 2013. CMS applies the 2% reduction to all claims after determining coinsurance and any applicable deductible and Medicare secondary payment adjustments. The sequestration cut is in place for 10 years (until 2021) unless Congress acts.
RECENT DEVELOPMENTS
On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility ("Amendment No. 5"). As a result of the amendment, we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.25% or an adjusted base rate plus 2.25%.  Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 2.50% or an adjusted base rate plus 1.50%.  The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. We paid fees of $1.8 million as a result of this amendment.

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
Historically, we have experienced a seasonal slowing of unit demand for our NPWT devices and related dressings beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. We typically experience a slowing of demand for our AWT dressings in the fourth quarter. Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2013 presentation.
The Year ended December 31, 2013 (Successor) compared to the Year ended December 31, 2012 (Successor)
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Advanced Wound Therapeutics revenue:
Rental	743,818	$815,560
Sales	546,909	496,698
Total – Advanced Wound Therapeutics	1,290,727	1,312,258

Regenerative Medicine revenue:
Rental	6,434	6,641
Sales	461,750	427,554
Total – Regenerative Medicine	468,184	434,195

Total consolidated revenue:
Rental	750,252	822,201
Sales	1,008,659	924,252
Total consolidated revenue	$1,758,911	$1,746,453

The increase in total revenue for 2013 as compared to the prior year was due to higher Regenerative Medicine sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior year.

The decline in worldwide AWT revenue from the prior year was attributable primarily to lower rental revenue in established markets, partially offset by revenues from the Systagenix acquisition in the fourth quarter and increased revenue from expansion products and certain markets outside the U.S. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue compared to the prior year periods.

The growth in worldwide Regenerative Medicine revenue over the prior year was due primarily to increased volumes of abdominal wall repair procedures due to demographic shifts and increased volumes of breast reconstruction procedures utilizing our products. Foreign currency exchange rate movements did not have a significant impact on worldwide Regenerative Medicine revenue.

For additional discussion on segment and operation information, see Note 15 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Americas revenue:
Rental	633,555	$682,868
Sales	783,369	733,489
Total – Americas	1,416,924	1,416,357

EMEA/APAC revenue:
Rental	116,697	139,333
Sales	225,290	190,763
Total – EMEA/APAC	341,987	330,096

Total consolidated revenue:
Rental	750,252	822,201
Sales	1,008,659	924,252
Total consolidated revenue	$1,758,911	$1,746,453

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31, 2013	Year ended December 31, 2012

Advanced Wound Therapeutics revenue	73.4%	75.1%
Regenerative Medicine revenue	26.6	24.9
Total consolidated revenue	100.0%	100.0%

Americas revenue	80.6%	81.1%
EMEA/APAC revenue	19.4	18.9
Total consolidated revenue	100.0%	100.0%

Rental revenue	42.7%	47.1%
Sales revenue	57.3	52.9
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Rental expenses	$358,595	$443,446

Rental expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during 2013 decreased from the prior year due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting related to the Merger and a reduction in operational expenses due to cost control measures.

Cost of Sales

The following table presents cost of sales (in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Cost of sales	$261,569	$249,338

Cost of sales includes manufacturing costs, product costs, royalties and the step up in value associated with purchase accounting adjustments associated with our “for sale” products.  The increase in cost of sales in 2013 compared to the prior year was due primarily to increased sales volumes, partially offset by a $22.3 million net decrease in cost of sales related to the sale of inventory subject to a step up in value associated with purchase accounting adjustments.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Year ended December 31, 2013	Year ended December 31, 2012

Gross profit margin	64.7%	60.3%

The gross profit margin increase during 2013 compared to the prior year was due primarily to a decrease in depreciation related to the fixed asset step up and lower cost of sales related to the inventory step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Selling, general and administrative expenses	$696,175	$602,781
As a percent of total revenue	39.6%	34.5%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A expenses during 2013 compared to the prior year is due primarily to a fixed asset impairment charge of $30.6 million and an increase in restructuring-related expenses. Additionally, during 2013, write-offs of $16.9 million of other intangible assets were recorded due primarily to the discontinuation of certain projects. During 2012, SG&A expenses included impairment charges of $22.1 million associated with certain production equipment at our AWT manufacturing plant and inventory associated with our V.A.C.Via product.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012

Research and development expenses	$75,624	$71,859
As a percent of total revenue	4.3%	4.1%

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, as well as new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.89 billion of identifiable intangible assets during the fourth quarter of 2011. In 2013, we recorded an additional $253.6 million of identifiable intangibles in connection with our acquisition of Systagenix. We recognized $188.6 million and $221.0 million of amortization expense related to these acquired intangible assets during the years ended December 31, 2013 and 2012, respectively.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit.

Interest Expense

Interest expense decreased to $419.9 million in 2013 compared to $466.6 million in the prior year due to lower average debt balances at lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction losses were $22.2 million during 2013 compared to $13.0 million in the prior year. The revaluation of the Term D-1 EURO loan to U.S. dollars represented $14.5 million and $6.3 million of the foreign currency transaction losses recorded during 2013 and 2012, respectively.

Derivative Instruments Gain (Loss)

During 2013, we recorded a derivative instruments gain of $1.6 million compared to a loss of $31.4 million in the prior year due primarily to fluctuations in the value of our interest rate derivative instruments.

Gain (loss) from Discontinued Operations

Earnings from discontinued operations, net of tax, were $3.3 million for 2013 compared to a gain of $92.2 million for 2012 related to the disposition of TSS assets. During 2012, we recognized a $93.9 million gain from the disposition of TSS assets, which is included in earnings from discontinued operations. See Note 3 of the notes to consolidated financial statements for the year ended December 31, 2013 for additional information on discontinued operations.

The Year ended December 31, 2012 (Successor), the Period from November 4, 2011 through December 31, 2011 (Successor) and the Period from January 1, 2011 through November 3, 2011 (Predecessor)
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Advanced Wound Therapeutics revenue:
Rental	815,560	142,506	745,457
Sales	496,698	88,643	436,504
Total – Advanced Wound Therapeutics	1,312,258	231,149	1,181,961

Regenerative Medicine revenue:
Rental	6,641	456	1,359
Sales	427,554	73,159	320,092
Total – Regenerative Medicine	434,195	73,615	321,451

Total consolidated revenue:
Rental	822,201	142,962	746,816
Sales	924,252	161,802	756,596
Total consolidated revenue	$1,746,453	$304,764	$1,503,412

The decline in worldwide Advanced Wound Therapeutics revenue in 2012 was attributable primarily to lower rental revenue and disposable and therapy unit sales volumes in established markets, partially offset by increased revenue from new products including Prevena, GRAFTJACKET and V.A.C.Ulta as well as higher rental and sales volumes from our expansion markets. The lower rental and disposable sales revenue in established markets resulted primarily from a combination of lower hospital procedural volumes and lower average pricing. We anticipate our average global pricing to decline moderately in the future as our competitors market products designed to compete with our product portfolio. Foreign currency exchange movements unfavorably impacted total Advanced Wound Therapeutics revenues during 2012 compared to the prior year.

The growth in Regenerative Medicine revenue over the prior-year periods was due primarily to increased demand for our acellular tissue matrix products as a result of continued market penetration and geographic expansion driven by revenue from the commercial launch of AlloDerm Ready to Use. Foreign currency exchange rate movements did not have a significant impact on worldwide Regenerative Medicine revenue.

For additional discussion on segment and operation information, see Note 15 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Americas revenue:
Rental	682,868	118,492	616,376
Sales	733,489	127,479	585,340
Total – Americas	1,416,357	245,971	1,201,716

EMEA/APAC revenue:
Rental	139,333	24,470	130,440
Sales	190,763	34,323	171,256
Total – EMEA/APAC	330,096	58,793	301,696

Total consolidated revenue:
Rental	822,201	142,962	746,816
Sales	924,252	161,802	756,596
Total consolidated revenue	$1,746,453	$304,764	$1,503,412

The change in total revenue compared to the prior-year was due to lower Advanced Wound Therapeutics revenue, partially offset by higher Regenerative Medicine revenue. Foreign currency exchange movements had a slightly unfavorable impact on total revenue during 2012 compared to the prior year.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Advanced Wound Therapeutics revenue	75.1%	75.8%	78.6%
Regenerative Medicine revenue	24.9	24.2	21.4
Total consolidated revenue	100.0%	100.0%	100.0%

Americas revenue	81.1%	80.7%	79.9%
EMEA/APAC revenue	18.9	19.3	20.1
Total consolidated revenue	100.0%	100.0%	100.0%

Rental revenue	47.1%	46.9%	49.7%
Sales revenue	52.9	53.1	50.3
Total consolidated revenue	100.0%	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Rental expenses	$443,446	$85,142	350,912
Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses as a percent of total rental revenue during 2012 and the period from November 4 through December 31, 2011 increased from the prior period due primarily to depreciation expense associated with the purchase accounting adjustments related to the step up in value of rental medical equipment ("RME") related to the Merger, which totaled $102.9 million and $21.4 million for 2012 and the period from November 4, 2011 through December 31, 2011, respectively, or 12.5% and 14.9% of total rental revenue, respectively, partially offset by lower product royalty costs on NPWT revenue associated with our previous license agreement with Wake Forest University for which we ceased accruing royalties in the first quarter of 2011.

Cost of Sales

The following table presents cost of sales (in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Cost of sales	$249,338	$43,761	190,927
Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. Cost of sales for 2012 and the period from November 4 through December 31, 2011 includes cost of sales associated with the purchase accounting adjustments related to the step up in value of inventory related to the Merger, which totaled $25.5 million and $7.3 million for 2012 and the period from November 4, 2011 through December 31, 2011, respectively, or 2.8% and 4.8% of total sales revenue, respectively, and lower product royalty costs on NPWT revenue associated with our previous license agreement with Wake Forest University. The decrease in our cost of sales as a percent of sales revenue during the period from January 1, 2011 through November 3, 2011 was due primarily to lower product royalty costs on NPWT revenue associated with our previous license agreement with Wake Forest University and improved yields for Regenerative Medicine .

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Gross profit margin	60.3%	57.7%	64.0%

The gross profit margin decrease during 2012 and the period from November 4 through December 31, 2011 was due primarily to depreciation expense of $102.9 million and $21.4 million, respectively, and cost of sales of $25.5 million and $7.3 million, respectively, associated with the purchase accounting adjustments related to the step up in value of RME and inventory. This decrease was partially offset by lower royalty expense associated with our previous license agreement with Wake Forest University and higher gross margins associated with Regenerative Medicine. During 2012 and the period from November 4, 2011 through December 31, 2011, we did not record any royalty expense associated with our previously-existing licensing agreement with Wake Forest University. During the period from January 1, 2011 through November 3, 2011, we recorded $13.1 million in royalty expense associated with our previously-existing licensing agreement with Wake Forest University.

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

SG&A expenses include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but excludes rental sales force compensation costs. SG&A increased during the period from November 4, 2011 through December 31, 2011 due primarily to charges, before taxes, related to the Merger, including $99.4 million of transaction costs and management fees and $35.2 million of restructuring and other costs. Additionally, the Company incurred higher selling and marketing costs associated with our Regenerative Medicine division and higher costs associated with geographic expansion. During the period from January 1 through November 3, 2011, the Company incurred significant charges, before taxes, related to the Merger, including $55.0 million of additional share-based compensation expense to settle in-the-money equity awards to employees and non-employee directors and $39.0 million of transaction costs.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011

	Successor	Successor	Predecessor

Research and development expenses	$71,859	$14,117	69,601
As a percent of total revenue	4.1%	4.6%	4.6%

Research and development expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, as well as new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business.

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.89 billion of identifiable intangible assets and recognized $188.6 million and $16.5 million of amortization expense during the year ended December 31, 2012 and the period from November 4, 2011 through December 31, 2011, respectively. Prior to the Merger, we recorded $486.7 million of identifiable definite-lived intangible assets during the second quarter of 2008 in connection with the LifeCell acquisition. Intangible asset amortization expense associated with the LifeCell acquisition was $29.5 million during the period from January 1, 2011 through November 3, 2011.

Interest Expense

Interest expense increased to $419.9 million during 2012 due to higher average debt balances at higher interest rates, and higher expense associated with interest rate swap and cap agreements. Interest expense increased to $105.1 million during the period from November 4, 2011 through December 31, 2011 due to one-time commitment fees of $32.3 million associated with Merger-related bridge financing, higher average debt balances at higher interest rates, and higher expense associated with interest rate swap and cap agreements.

Foreign Currency Gain (Loss)

During the year ended December 31, 2012, foreign currency transaction losses were $13.0 million due primarily to significant volatility in the foreign currency markets. Foreign currency transaction gains were $21.8 million during the period from November 4, 2011 through December 31, 2011, of which $6.8 million related to the revaluation of the Term B-1 EURO loan to U.S. dollars, due primarily to significant volatility in the foreign currency markets. During the period from January 1, 2011 through November 3, 2011, foreign currency transaction losses were $0.1 million due primarily to significant volatility in the foreign currency markets.

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

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our operations through a combination of internally generated cash from operations and from occasional borrowings under our Revolving Credit Facility. Our primary uses of cash are working capital requirements, capital expenditures and debt service requirements. We anticipate that cash generated from operations together with amounts available under our Revolving Credit Facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. See “Risk Factors—Risks Relating to our Capital Structure—To service our indebtedness, we will require a significant amount of cash.” Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. For further information on the terms of our Revolving Credit Facility, see Note 6 of the notes to the consolidated financial statements for the year ended December 31, 2013.
On November 8, 2012, KCI closed on the divestiture of its TSS business to Getinge AB. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. The Company had one year of the close date to reinvest all of the net proceeds or otherwise use any remaining amount to repay its long-term debt obligations. The Company utilized the net proceeds from the sale to fund the acquisition of Systagenix and internal investments, which satisfied our reinvestment requirement.
Historical — General
We require capital principally for working capital requirements, capital expenditures and debt service requirements. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is required principally to finance accounts receivable and inventory. Our working capital requirements vary from period-to-period depending on manufacturing volumes, the timing of shipments and the payment cycles of our customers and payers. Our capital expenditures consist primarily of manufactured rental assets, manufacturing equipment, computer hardware and software, expenditures related to leasehold improvements and expenditures related to our global corporate headquarters building.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the years ended December 31, 2013, and 2012, the period from January 1, 2011 through November 3, 2011 and the period from November 4, 2011 through December 31, 2011 and therefore have not been separately disclosed in the consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During 2013, our primary source of capital was cash from operations and cash from financing activities related to our acquisition of Systagenix. During 2012, our primary source of capital was cash from operations and proceeds from the disposition of TSS assets held for sale. During the period from January 1, 2011 through November 3, 2011 and the period from November 4, 2011 through December 31, 2011, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	Successor	Successor	Successor	Predecessor
Net cash provided (used) by operating activities	$136,779	$162,693	$(77,574)	$487,968
Net cash provided (used) by investing activities	(563,822)	144,535	(5,208,991)	(122,657)
Net cash provided (used) by financing activities	250,602	(140,200)	4,792,031	28,953
Effect of exchange rates changes on cash and cash equivalents	240	696	(1,925)	1,018
Net increase (decrease) in cash and cash equivalents	$(176,201)	$167,724	$(496,459)	$395,282

As of December 31, 2013 and 2012, our principal sources of liquidity consisted of $206.9 million and $383.2 million, respectively, of cash and cash equivalents and availability under our Revolving Credit Facility. The availability under the Revolving Credit Facility was $178.8 million and $188.5 million at December 31, 2013 and 2012, respectively, and was reduced for $21.2 million and $11.5 million, respectively, of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we had $12.6 million and $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2013 and 2012, respectively.

Capital Expenditures

During the years ended December 31, 2013 and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), we made capital expenditures of $80.9 million, $91.6 million, $36.0 million and $98.6 million, respectively. Capital expenditures during the year ended December 31, 2013 (Successor) related primarily to expanding the rental fleet and information technology projects and purchases. Capital expenditures during the year ended December 31, 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor) related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases.

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

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2013 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$178,798	(2)
Senior Dollar Term D-1 Credit Facility	May 2018	4.92%	(3)	1,915,782	—
Senior Euro Term D-1 Credit Facility	May 2018	5.59%	(3)	327,127	—
Senior Term D-2 Credit Facility	November 2016	4.54%	(3)	314,051	—
Total				$2,556,960	$178,798

(1)	Amount outstanding includes the original issue discount.

(2)
At December 31, 2013, the amount available under the revolving portion of our Senior Secured Credit Facility reflected a reduction of $21.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of December 31, 2013 was 4.50% on the Senior Dollar Term D-1 Credit Facility, 4.75% on the Senior Euro Term D-1 Credit Facility and 4.00% on the Senior Term D-2 Credit Facility.

On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility ("Amendment No. 5"). As a result of the amendment we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with Amendment No. 5, Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans were refinanced with Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, respectively. Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.25% or an adjusted base rate plus 2.25%.  Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 2.50% or an adjusted base rate plus 1.50%.  The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. We paid fees of $1.8 million as a result of this amendment.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.75 billion aggregate principal amount of second lien senior secured notes due 2018 (the "10.5% Second Lien Notes"). Interest on the 10.5% Second Lien Notes accrues at the rate of 10.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The 10.5% Second Lien Notes were issued at a discount resulting in an effective interest rate of 10.87%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively.

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior unsecured notes due 2019 (the "12.5% Unsecured Notes"); $612.0 million of which are still outstanding. Interest on the 12.5% Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The 12.5% Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”). The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Indenture”). In connection with the Merger, the holders of the Convertible Notes had the right to require us to repurchase some or all of their Convertible Notes. As of December 31, 2013, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of December 31, 2013 and 2012, the Senior Secured Credit Facility required we have a total leverage ratio of not to exceed 8.1:1 and 8.3:1, respectively, and an interest coverage ratio of at least 1.2:1 and 1.1:1, respectively. As of December 31, 2013 and 2012, our actual total leverage ratio was 6.0:1 and 5.6:1, respectively, and our interest coverage ratio was 1.9:1 and 1.6:1, respectively. As of December 31, 2013 and 2012, we were in compliance with all covenants under the Senior Secured Credit Facility. As of December 31, 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Interest Rate Protection

At December 31, 2013 and 2012, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements became effective on December 31, 2013. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. In November 2011, we entered into interest rate cap agreements with initial notional amounts of $1.6 billion that effectively limited the eurocurrency rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. These interest rate cap agreements expired December 31, 2013. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

For further information on our interest rate protection agreements, see Note 7 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Contractual Obligations
We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2013 for each of the years indicated (in thousands):

	2014	2015-2016	2017-2018	Thereafter	Total(1)
Long-term debt obligations(2)	$26,311	$361,328	$3,965,527	$612,000	$4,965,166
Interest on long-term debt obligations(2)	377,738	749,782	626,158	64,600	1,818,278
Capital lease obligations	526	992	—	—	1,518
Operating lease obligations	21,949	28,551	16,637	30,843	97,980
Licensing agreements	6,250	2,500	1,250	—	10,000
Purchase obligations	7,224	6,500	—	—	13,724
Related party management fees(3)	5,148	10,296	10,296	24,882	50,622
Total	$445,146	$1,159,949	$4,619,868	$732,325	$6,957,288
(1) This excludes our liability of $53.7 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest and foreign currency rate fluctuations.
(3) Represents fees for strategic and consulting services paid to entities affiliated with the Sponsors. For further discussion of related party management fees, see Note 14 of the notes to the consolidated financial statements for the year ended December 31, 2013.

Critical Accounting Estimates
Critical accounting estimates as those that are, in management's opinion, very important to the portrayal of our financial condition and results of operations and require our management's most difficult, subjective or complex judgments. In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below. Also, see Note 1 of the notes to the consolidated financial statements for the year ended December 31, 2013.

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

The TPP reimbursement process in the United States requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our home care business may, in some cases, extend beyond one year prior to full settlement of the claim.

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer's inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer's or payer's ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2013 would impact pre-tax earnings (loss) by an estimated $1.7 million.

Inventory

Advanced Wound Therapeutics inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On October 28, 2013, inventories purchased as part of our acquisition of Systagenix were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances quarterly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Regenerative Medicine inventories

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

Long-Lived Assets

Prior to the completion of the Merger on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. On October 28, 2013, property, plant and equipment purchased as part of our acquisition of Systagenix was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between three and seven years for most of our other property and equipment) of the assets. If an event were to occur that indicates the carrying value of long-lived assets might not be recoverable, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.

Goodwill and Other Intangible Assets

Business combinations are accounted for under the acquisition method. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is tested for impairment by reporting unit annually as of October 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is determined using current industry market multiples as well as discounted cash flow models using certain assumptions about expected future operating performance and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we perform a reconciliation of the estimated fair value of our consolidated entity to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values and performing the goodwill impairment test are inherently uncertain and require management judgment. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in-process research and development, customer relationships, tradenames and patents. We amortize our identifiable definite lived intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset. For indefinite-lived identifiable intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived identifiable intangible assets related to our Regenerative Medicine reporting unit. There were no impairments of goodwill or identifiable intangible assets during 2012 or 2011.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 24% and 5% drop in the fair value of our KCI reporting unit and the fair value of our KCI indefinite-lived identifiable intangible assets, respectively, the fair value of the KCI reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2013. Additionally, in the event of an approximate 7% and 2% drop in the fair value of our Regenerative Medicine reporting unit and the fair value of our Regenerative Medicine indefinite-lived identifiable intangible assets, respectively, the fair value of the Regenerative Medicine reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2013. The carrying value of our Systagenix reporting unit and indefinite-lived identifiable intangible assets approximated their respective fair values as of October 31, 2013.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

The table below provides information as of December 31, 2013 about our long-term debt and interest rate derivatives, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates of our interest rate derivatives are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(1)
Long-term debt
Fixed rate	$101	$—	$—	$—	$1,750,000	$612,000	$2,362,101	$2,693,774
Weighted average interest rate	3.250%	—%	—%	—%	10.500%	12.500%	11.018%
Variable rate	$26,210	$26,210	$335,118	$23,000	$2,192,527	$—	$2,603,065	$2,614,886
Weighted average interest rate(2)	4.471%	4.471%	4.471%	4.471%	4.471%	4.471%	4.471%

Interest rate swaps(3)
Variable to fixed-notional amount	$74,900	$83,300	$1,379,700	$—	$—	$—	$1,537,900	$(31,906)
Average pay rate	2.252%	2.252%	2.252%	—%	—%	—%	2.252%
Average receive rate(4)	—%	1.250%	1.250%	—%	—%	—%	1.250%
_____________________

(1)	The fair value of our fixed rate debt is based on a limited number of trades and does not necessarily represent the purchase price of the entire portfolio.

(2)	The weighted average interest rate for all periods presented represents the nominal weighted average interest rate as of December 31, 2013. These rates reset quarterly.

(3)
Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements of $31.9 million was negative and was recorded as a long-term liability at December 31, 2013. The interest rate swap agreements were not effective until December 2013.

(4)	The average receive rate for future periods are based on the current period rates. These rates reset quarterly.

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, New Zealand, Japan, Singapore, India, Hong Kong, Turkey, Brazil and South Africa, and we conduct additional business through distributors primarily in Latin America, the Middle East, Eastern Europe and Asia. Our foreign operations are generally measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

We face transactional currency exposures related to when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions and anticipated cash flows denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. The periods of the foreign currency exchange contracts correspond to the periods of the exposed transactions and anticipated cash flows but generally do not extend beyond 12 months. We also face exposure to foreign currency fluctuations related to the Euro denominated portion of our Senior Secured Credit Facility.

At December 31, 2013, we had outstanding foreign currency exchange contracts to sell or purchase approximately $14.3 million of various currencies. Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition. We are exposed to credit loss in the event of nonperformance by counterparties on their outstanding foreign currency exchange contracts.

International operations reported operating profit of $58.8 million for the year ended December 31, 2013. We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2013, would change our net earnings (loss) for the year ended December 31, 2013 by approximately $5.9 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chiron Holdings GP, Inc.
We have audited the accompanying consolidated balance sheets of Centaur Guernsey L.P. Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Centaur Guernsey L.P. Inc. and subsidiaries for the years ended December 31, 2013 and 2012 and the period from November 4, 2011 through December 31, 2011 (successor), and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Kinetic Concepts, Inc. and subsidiaries for the period from January 1, 2011 through November 3, 2011 (predecessor). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Centaur Guernsey L.P. Inc.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centaur Guernsey L.P. Inc. and subsidiaries at December 31, 2013 and 2012, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Centaur Guernsey L.P. Inc. and subsidiaries for the years ended December 31, 2013 and 2012, and the period from November 4, 2011 through December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows of Kinetic Concepts, Inc. and subsidiaries for the period from January 1, 2011 through November 3, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 10, 2014

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31, 2013	December 31, 2012
	Successor	Successor
Assets:
Current assets:
Cash and cash equivalents	$206,949	$383,150
Accounts receivable, net	407,578	355,718
Inventories, net	181,567	139,850
Deferred income taxes	23,621	—
Prepaid expenses and other	53,161	39,511
Total current assets	872,876	918,229
Net property, plant and equipment	333,725	388,482
Debt issuance costs, net	102,054	96,476
Deferred income taxes	31,459	20,003
Goodwill	3,378,661	3,479,775
Identifiable intangible assets, net	2,549,201	2,666,201
Other non-current assets	4,669	5,598
	$7,272,645	$7,574,764

Liabilities and Equity:
Current liabilities:
Accounts payable	$50,316	$40,970
Accrued expenses and other	328,975	284,163
Current installments of long-term debt	26,311	23,383
Income taxes payable	3,368	—
Deferred income taxes	2,199	57,528
Total current liabilities	411,169	406,044
Long-term debt, net of current installments and discount	4,865,503	4,554,112
Non-current tax liabilities	53,682	44,465
Deferred income taxes	1,003,784	1,069,480
Other non-current liabilities	40,432	43,267
Total liabilities	6,374,570	6,117,368
Equity:
General partner’s capital	—	—
Limited partners’ capital	900,218	1,457,913
Accumulated other comprehensive income (loss), net	(2,143)	(517)
Total equity	898,075	1,457,396
	$7,272,645	$7,574,764

See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Revenue:
Rental	$750,252	$822,201	$142,962	$746,816
Sales	1,008,659	924,252	161,802	756,596
Total revenue	1,758,911	1,746,453	304,764	1,503,412

Rental expenses	358,595	443,446	85,142	350,912
Cost of sales	261,569	249,338	43,761	190,927
Gross profit	1,138,747	1,053,669	175,861	961,573

Selling, general and administrative expenses	696,175	602,781	217,717	565,512
Research and development expenses	75,624	71,859	14,117	69,601
Acquired intangible asset amortization	188,571	220,984	16,459	29,519
Impairment of goodwill and intangible assets	443,400	—	—	—
Operating earnings (loss)	(265,023)	158,045	(72,432)	296,941

Interest income and other	1,602	829	148	972
Interest expense	(419,877)	(466,622)	(105,052)	(61,931)
Loss on extinguishment of debt	(2,364)	(31,481)	—	—
Foreign currency gain (loss)	(22,226)	(13,001)	21,783	131
Derivative instruments gain (loss)	1,576	(31,433)	(9,473)	(2,909)
Earnings (loss) from continuing operations before income taxes (benefit)	(706,312)	(383,663)	(165,026)	233,204
Income tax expense (benefit)	(150,957)	(150,048)	(46,330)	74,367
Earnings (loss) from continuing operations	(555,355)	(233,615)	(118,696)	158,837
Earnings (loss) from discontinued operations, net of tax	(3,303)	92,198	3,827	32,101
Net earnings (loss)	$(558,658)	$(141,417)	$(114,869)	$190,938
See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Net earnings (loss)	$(558,658)	$(141,417)	$(114,869)	$190,938
Foreign currency translation adjustment, net of taxes (benefit) of $(233) in 2013, $369 in 2012, $278 in 2011 successor, and $(68) in 2011 predecessor	(3,867)	5,324	(5,841)	1,836
Unrealized investment gain, net of taxes of $1,403 in 2013	2,241	—	—	—
Net derivative loss, net of tax benefit of $876 in 2011 predecessor	—	—	—	(1,627)
Amount of loss reclassified from accumulated OCI into income, net of taxes of $1,463 in 2011 predecessor	—	—	—	2,717
Total comprehensive income (loss)	$(560,284)	$(136,093)	$(120,710)	$193,864

See accompanying notes to consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands)

	General Partner’s Capital	Limited Partners’ Capital	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)		Total Equity
			Shares	Par
Predecessor Balances at January 1, 2011	$—	$—	71,996	$72	$852,152	$613,434	$17,421		$1,483,079
Net earnings	—	—	—	—	—	190,938	—		190,938
Foreign currency translation adjustment, net of taxes of $(68)	—	—	—	—	—	—	1,836		1,836
Net derivative loss, net of taxes of $(876)	—	—	—	—	—	—	(1,627)		(1,627)
Reclassification adjustment for derivative losses included in income, net of taxes of $1,463	—	—	—	—	—	—	2,717		2,717
Exercise of stock options and other	—	—	1,053	1	43,357	—	—		43,358
Shares purchased under ESPP	—	—	203	—	8,058	—	—		8,058
Restricted stock issued, net of forfeitures and shares withheld for minimum tax withholdings	—	—	(85)	—	(3,855)	—	—		(3,855)
Deferred taxes on stock options	—	—	—	—	31,252	—	—		31,252
Equity-based compensation expense	—	—	—	—	81,354	—	—		81,354
Predecessor Balances at November 3, 2011	$—	$—	73,167	$73	$1,012,318	$804,372	$20,347		$1,837,110
Elimination of pre-merger equity	—	—	(73,167)	(73)	(1,012,318)	(804,372)	(20,347)		(1,837,110)
Capital contributions from limited partners	—	1,714,398	—	—	—	—	—		1,714,398
Assumption of convertible note hedges	—	—	—	—	(314,857)	—	—		(314,857)
Assumption of convertible note warrants	—	—	—	—	280,220	—	—		280,220
Successor Balances at November 4, 2011	$—	$1,714,398	—	$—	$(34,637)	$—	$—		$1,679,761
Net loss	—	(114,869)	—	—	—	—	—		(114,869)
Distribution to limited partners	—	(543)	—	—	—	—	—		(543)
Equity-based compensation expense	—	299	—	—	—	—	—		299
Foreign currency translation adjustment, net of taxes of $278	—	—	—	—	—	—	(5,841)		(5,841)
Settlement of convertible note hedges	—	—	—	—	314,857	—	—		314,857
Settlement of convertible note warrants	—	—	—	—	(280,220)	—	—		(280,220)
Successor Balances at December 31, 2011	$—	$1,599,285	—	$—	$—	$—	$(5,841)		$1,593,444
Net loss	—	(141,417)	—	—	—	—	—		(141,417)
Capital contributions from limited partners	—	239	—	—	—	—	—		239
Distribution to limited partners	—	(2,199)	—	—	—	—	—		(2,199)
Equity-based compensation expense	—	2,005	—	—	—	—	—		2,005
Foreign currency translation adjustment, net of taxes of $369	—	—	—	—	—	—	5,324		5,324
Successor Balances at December 31, 2012	$—	$1,457,913	—	$—	$—	$—	$(517)		$1,457,396
Net loss	—	(558,658)	—	—	—	—	—		(558,658)
Distribution to limited partners	—	(1,572)	—	—	—	—	—		(1,572)
Equity-based compensation expense	—	2,711	—	—	—	—	—	—	2,711
Settlement of profits interest units	—	(176)	—	—	—	—	—		(176)
Foreign currency translation adjustment, net of taxes of $(233)	—	—	—	—	—	—	(3,867)		(3,867)
Unrealized investment gain, net of taxes of $1,403	—	—	—	—	—	—	2,241		2,241
Successor Balances at December 31, 2013	$—	$900,218	—	$—	$—	$—	$(2,143)		$898,075

See accompanying notes to consolidated financial statements

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Cash flows from operating activities:
Net earnings (loss)	$(558,658)	$(141,417)	$(114,869)	$190,938
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Amortization of debt issuance costs and discount	35,838	29,155	4,755	24,770
Depreciation and other amortization	335,959	436,370	54,192	111,960
Loss (gain) on disposition of assets held for sale	4,423	(152,701)	—	—
Amortization of fair value step-up in inventory	3,162	25,021	7,756	—
Fixed asset and inventory impairment	30,580	22,116	—	—
Impairment of goodwill and intangible assets	443,400	—	—	—
Write-off of other intangible assets	16,885	—	—	—
Provision for bad debt	7,308	8,984	1,690	9,392
Write-off of deferred debt issuance costs	—	—	—	3,218
Loss on extinguishment of debt	2,364	31,481	—	—
Equity-based compensation expense	2,925	2,069	306	81,354
Deferred income tax benefit	(187,089)	(126,389)	(47,200)	(26,839)
Excess tax benefit from equity-based payment arrangements	—	—	—	(2,439)
Unrealized loss (gain) on derivative instruments	(4,645)	30,002	5,983	(3,114)
Unrealized loss (gain) on revaluation of cross currency debt	14,450	6,272	(25,575)	—
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(10,924)	37,574	(9,708)	12,804
Decrease (increase) in inventories, net	(17,171)	(18,797)	9,563	11,008
Decrease (increase) in prepaid expenses and other	(9,338)	2,468	(792)	25,884
Increase (decrease) in accounts payable	1,137	(8,815)	7,065	(17,227)
Increase (decrease) in accrued expenses and other	20,449	(24,537)	28,863	63,997
Increase (decrease) in tax liabilities, net	5,724	3,837	397	2,262
Net cash provided (used) by operating activities	136,779	162,693	(77,574)	487,968

Cash flows from investing activities:
Additions to property, plant and equipment	(80,911)	(91,567)	(36,008)	(98,556)
Decrease (increase) in inventory to be converted into equipment for short-term rental	1,286	5,269	5,426	(5,925)
Dispositions of property, plant and equipment	1,298	2,630	732	1,464
Proceeds from disposition of assets held for sale	—	244,317	—	—
Business acquired in purchase transaction, net of cash acquired	(478,748)	(15,097)	—	—
Dispositions of assets subject to leveraged lease, net	—	—	7,435	—
Increase in identifiable intangible assets and other non-current assets	(6,747)	(1,017)	(1,217)	(19,640)
Cash used to acquire equity	—	—	(5,185,359)	—
Net cash provided (used) by investing activities	(563,822)	144,535	(5,208,991)	(122,657)

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Cash flows from financing activities:
Capital contributions from limited partners	—	239	1,714,398	—
Distribution to limited partners	(1,572)	(2,199)	(543)	—
Settlement of profits interest units	(176)	—	—	—
Repayments of long-term debt and capital lease obligations	(69,396)	(118,767)	(1,534,130)	(20,774)
Settlement of convertible debt warrants	—	—	(280,220)	—
Settlement of convertible debt hedges	—	—	314,856	—
Proceeds from exercise of stock options	—	—	—	42,973
Proceeds from the purchase of stock in ESPP and other	—	—	—	8,059
Excess tax benefit from equity-based payment arrangements	—	—	—	2,439
Purchase of immature shares for minimum tax withholdings	—	—	—	(3,855)
Debt issuance costs	(20,477)	(18,410)	—	(7,879)
2013 and 2011 (successor) acquisition financing and 2011 (predecessor) refinancing of senior credit facility:
Proceeds from senior credit facility	349,563	—	4,685,896	146,012
Payments on senior credit facility	—	—	(106,076)	(123,346)
Purchase of interest rate caps	—	—	(2,150)	—
Payment of debt issuance costs	(7,340)	(1,063)	—	(14,676)
Net cash provided (used) by financing activities	250,602	(140,200)	4,792,031	28,953
Effect of exchange rate changes on cash and cash equivalents	240	696	(1,925)	1,018
Net increase (decrease) in cash and cash equivalents	(176,201)	167,724	(496,459)	395,282
Cash and cash equivalents, beginning of period	383,150	215,426	711,885	316,603
Cash and cash equivalents, end of period	$206,949	$383,150	$215,426	$711,885

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

Our consolidated statements of operations, comprehensive income (loss) and cash flows are presented for two periods: successor and predecessor. The Merger resulted in a new basis of accounting with the application of preliminary purchase accounting adjustments beginning on November 4, 2011 as the Merger occurred at the opening of business on November 4, 2011. The results of operations subsequent to the closing of the Merger reflect the impact of the new basis of accounting. The financial reporting periods presented herein are as follows:

•	The years ended December 31, 2013 and 2012 and the period from November 4, 2011 through December 31, 2011 reflects our successor periods.

•
The period from January 1, 2011 through November 3, 2011 reflects our predecessor period. The consolidated financial statements for the predecessor period were prepared using the historical basis of accounting for KCI. As a result of the Merger and the associated purchase accounting adjustments, the consolidated financial statements of the successor periods are not comparable to the period preceding the Merger.

Net earnings (loss) per share information is not presented as such information is not meaningful. During the successor periods ended December 31, 2013, 2012, and 2011, Chiron Guernsey Holdings L.P. Inc. owns over 99% of the limited partnership interests of Centaur, while Centaur’s Managing Limited Partner owns less than 1% of the limited partnership interests.  Chiron Guernsey GP Co. Limited owns all of the general partnership interests in Centaur and has no economic interest in Centaur. We do not have any publicly traded common stock or potential common stock.

On November 8, 2012, KCI closed on the divestiture of its TSS business to Getinge AB. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company has two reportable operating segments: Advanced Wound Therapeutics and Regenerative Medicine. We have two primary geographic regions for which we provide supplemental revenue information: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

(b)   Nature of Operations and Customer Concentration

We are a leading global medical technology company devoted to the development and commercialization of innovative products and therapies designed to improve clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, long-term care facilities and patients’ homes. We are engaged in the rental and sale of our products throughout the United States and in over 75 countries worldwide through direct sales and indirect operations. Our primary businesses serve the advanced wound therapeutics and regenerative medicine markets. Our advanced devices business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), negative pressure surgical management (“NPSM”) and epidermal harvesting. Our advanced wound dressings are used for the management of chronic and acute wounds. Our regenerative medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. In addition to our acellular tissue matrices, our regenerative medicine business markets autologous fat grafting solutions, such as Revolve, and distributes SPY Elite, a real-time operating room-based tissue perfusion imaging system, both of which are complementary to our tissue matrix business.

We have direct operations in over 25 countries and indirect operations in an additional 50 countries. We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. As defined by the Codification, we have three reporting units: KCI, Regenerative Medicine and Systagenix. We have operations in two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.

Operations for our Americas geographic region accounted for approximately 80.6%, 81.1%, 80.7%, and 79.9% of our total revenue for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively. In the U.S. acute and extended care settings, which accounted for approximately 61.5%, 59.7%, 59.3%, and 58.7% of our Americas revenue for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively, we bill our customers directly for the rental and sale of our products. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations (“GPOs”). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement. During the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), we recorded approximately $94.1 million, $96.3 million, $15.8 million, and $86.2 million, respectively, in Advanced Wound Therapeutics revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. home care setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance. During the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), we recorded revenue related to Medicare claims of approximately $142.5 million, $167.1 million, $28.9 million, and $140.1 million, respectively.

In the EMEA/APAC region, most of our Advanced Wound Therapeutics revenue is generated in the acute care setting on a direct billing basis.

(c)   Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience. In addition, revenue is recognized net of administrative fees paid to GPOs.

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

Significant concentrations of accounts receivable include:

	2013	2012
Acute and extended care organizations	60%	56%
Managed care, insurance and other	28%	29%
Medicare/Medicaid	9%	11%
Other	3%	4%

The TPP reimbursement process in the United States requires extensive documentation, which has had the effect of slowing both the billing and cash collection cycles relative to the rest of the business, and therefore, could increase total accounts receivable.  Because of the extensive documentation required and the requirement to settle a claim with the primary payer prior to billing the secondary and/or patient portion of the claim, the collection period for a claim in our home care business may, in some cases, extend beyond one year prior to full settlement of the claim.

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

(g)   Inventories

Advanced Wound Therapeutics inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On October 28, 2013, inventories purchased as part of our acquisition of Systagenix were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management's business judgment for "high risk" items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Regenerative Medicine inventories

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

(i)   Long-Lived Assets

Prior to the completion of the Merger on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. On October 28, 2013, property, plant and equipment purchased as part of our acquisition of Systagenix was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Debt issuance costs represent fees and other direct costs incurred in connection with our borrowings. These amounts are capitalized and amortized using the effective interest method over the contractual term of the borrowing. Other assets consisted principally of other investments at December 31, 2013 and 2012.

When an event occurs that indicates the carrying value of long-lived assets might not be recoverable, we review property, plant and equipment for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. During 2013, we recorded a $30.6 million fixed asset impairment charge.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between 3 and 7 years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through

December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor) was $145.7 million, $178.4 million, $34.7 million, and $55.2 million respectively. During 2012, we recorded a $22.1 million impairment charge associated with certain production equipment at our manufacturing plant and inventory associated with our V.A.C.Via product.

(j)   Goodwill and Other Intangible Assets

Business combinations are accounted for under the acquisition method. The total cost of an acquisition is allocated to the underlying identifiable net assets, based on their respective estimated fair values as of the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Goodwill is tested for impairment by reporting unit annually as of October 31, or more frequently when events or changes in circumstances indicate that the asset might be impaired. Examples of such events or circumstances include, but are not limited to, a significant adverse change in legal or business climate, an adverse regulatory action or unanticipated competition.

Impairment of goodwill is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the consolidated entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit. The fair value of each reporting unit is determined using current industry multiples as well as discounted cash flow models using certain performance assumptions and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we perform a reconciliation of the estimated fair value of our consolidated entity to the total estimated fair value of all our reporting units. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in-process research and development, customer relationships, tradenames and patents. For intangible assets that are subject to amortization, we amortize the assets over the estimated economic or contractual life of the individual asset. When an event occurs that indicates the carrying value of definite-lived intangible assets might not be recoverable, we review the assets for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. Indefinite-lived intangibles are tested for impairment annually as of October 31, or more frequently when events or changes in circumstances indicate that the assets might be impaired. If the carrying amount of the indefinite-lived intangible assets exceeds their fair value, an impairment is recognized in an amount equal to that excess.

The Company performed an interim impairment test on goodwill of its Regenerative Medicine reporting unit during the third quarter of 2013. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we disclosed that in the event of an approximate 6% and 4% drop in the fair value of our Regenerative Medicine reporting unit and the fair value of our Regenerative Medicine indefinite-lived identifiable intangible assets, respectively, the fair value of the Regenerative Medicine reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2012. The Company continued to monitor the close proximity of the reporting unit's carrying value compared to its fair value and, in the third quarter, determined it was required to complete the interim impairment test, as defined under GAAP. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit. There were no impairments of goodwill or identifiable intangible assets during 2012 or 2011.

During 2013, write-offs of $16.9 million of other intangible assets were recorded due primarily to the discontinuation of certain projects.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 24% and 5% drop in the fair value of our KCI reporting unit and the fair value of our KCI indefinite-lived identifiable intangible assets, respectively, the fair value of the KCI reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2013. Additionally, in the event of an approximate 7% and 2% drop in the fair value of our Regenerative

Medicine reporting unit and the fair value of our Regenerative Medicine indefinite-lived identifiable intangible assets, respectively, the fair value of the Regenerative Medicine reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2013. The carrying value of our Systagenix reporting unit and indefinite-lived identifiable intangible assets approximated their respective fair values as of October 31, 2013.

(k)   Income Taxes

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

(l)   Royalties

We pay royalties for the right to market certain of our medical devices. Royalties are generally based on applicable revenue or the number of units sold and are recognized in the period that the related revenue is earned. Royalties related to rental revenue are included in rental expense. Royalties on sales revenue are included in cost of sales.

(m)   Self-Insurance

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

(n)   Derivative Financial Instruments and Fair Value Measurements

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

(o)   Foreign Currency Translation and Transaction Gains and Losses

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

(p)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of December 31, 2013, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $512.6 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(q)   Equity-based Compensation

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

(r)   Collaborative Arrangements

In September 2010, LifeCell entered into an exclusive sales and marketing agreement with Novadaq Technologies, Inc. (“Novadaq”) for the distribution of SPY in Americas surgical markets. LifeCell will provide market development and commercialization activities, including professional education, clinical support, reimbursement and sales distribution. Novadaq will continue to be responsible for manufacturing, field service and research and development. We recognize revenue for transactions under this agreement in accordance with the “Collaborative Arrangements” topic of the Codification. Expenditures under this agreement were $11.8 million, $7.1 million, $0.5 million, and $3.2 million, respectively, for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor).

(s)   Research and Development

The focus of our research and development program has been to invest in clinical studies and the development of new advanced wound healing systems, products and dressings. This includes the development of new and synergistic technologies across the continuum of wound care including tissue regeneration, preservation and repair, new applications of negative pressure technology, and the leveraging of our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business. The types of costs classified as research and development expense include salaries of technical staff, consultant costs, facilities and utilities costs related to offices occupied by technical staff, depreciation on equipment and facilities used by technical staff, supplies and materials for research and development and outside services such as prototype development and testing and third-party research and development costs. Expenditures for research and development, including expenses related to clinical studies, are expensed as incurred.

(t)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate. Shipping and handling costs on sales products recovered from customers of $4.7 million, $4.8 million, $0.7 million, and $3.6 million for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively, are included in sales revenue for these periods.

(u)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(v)   Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $7.6 million, $8.8 million, $2.3 million, and $9.8 million for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively.

(w)   Seasonality

Historically, we have experienced a seasonal slowing of unit demand for our NPWT devices and related dressings beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. We typically experience a slowing of demand for our AWT dressings in the fourth quarter.

(x)   Legal Proceedings and Other Loss Contingencies

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

(y)   Concentrations in Available Sources of Materials

For both of our businesses, we obtain some of our finished products and components from a limited group of suppliers, and we purchase certain supplies from single sources for reasons of quality assurance, cost-effectiveness, availability, or constraints resulting from regulatory requirements.

Our manufacturing processes for Advanced Wound Therapeutics products involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabrics, polymers, etc.) for which price volatility is reasonably low. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements.

Our Ireland plant manufactures certain disposable supplies, on a high-volume automation line, which have historically been supplied by third-party contract manufacturers in Mexico. We plan to continue leveraging our existing infrastructure and manufacturing capabilities to expand internal production in the future.

Many raw materials and contract manufacturing for our advanced wound dressings are sole source or conducted on a purchase order basis. Since the Systagenix acquisition we have undertaken an effort to qualify a second source supplier for key materials.

Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.

Our Regenerative Medicine xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. We also have qualified second sources for all of our specialized solutions that are essential to the processing of our xenograft tissue matrix products.

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

(z)   Recently Adopted Accounting Standards

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

NOTE 2.    Business Combination

On July 30, 2013, KCI announced that it had signed a definitive share purchase agreement to acquire 100% of Systagenix, an established provider of advanced wound care products. Combining Systagenix's advanced wound dressings with our KCI wound care business and innovation pipeline will enable us to create additional value for customers by providing more complete solutions for patients and clinicians. The transaction closed on October 28, 2013. The adjusted purchase price paid, net of cash and cash equivalents, was $478.7 million. The acquisition was accounted for as a business combination using the acquisition method and the purchase price was funded using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand. The preliminary allocation of the purchase price purchase price to the Systagenix tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill, which is not deductible for tax purposes. The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill. Adjustments to these estimates will be included in the final allocation of the purchase price.

The following table represents the preliminary allocation of the purchase price (in thousands):

December 31, 2013
Successor
Goodwill	$171,086
Identifiable intangible assets
Customer relationships	103,301
Developed technology	91,700
Tradenames	56,800
In-process research and development	1,766
Tangible assets acquired and liabilities assumed:
Accounts receivable	50,807
Inventories	27,450
Other current assets	1,902
Property, plant and equipment	44,016
Other non-current assets	139
Current liabilities	(34,752)
Other non-current liabilities	(79)
Net deferred tax liability	(35,388)
Total purchase price	$478,748

The net deferred tax liability relates primarily to the tax impact of future amortization associated with the intangible assets acquired, which is not deductible for tax purposes.

We estimated the fair value of acquired identifiable intangible assets using the income approach. Total Systagenix definite-lived intangible assets are amortized over a weighted-average period of 16 years of which 20 years relate to customer relationships, 13 years relate to developed technology and 15 years relate to tradenames. The acquired customer relationship and developed technology intangible assets will be amortized on an accelerated basis while tradename intangible assets will be amortized on a straight-line basis, which we believe are the most appropriate amortization methods. The amortization of identifiable product-related intangible assets is included in acquired intangible asset amortization within our consolidated statement of operations and, as a result, is excluded from cost of sales and the determination of product margins.

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition had occurred as of the beginning of the period presented (in thousands):

	Year Ended December 31,
	2013	2012
	Successor	Successor

Pro forma revenue	$1,932	$1,943
Pro forma net loss	$(552)	$(168)

Pro forma condensed consolidated results of operations for the year ended December 31, 2013 were adjusted to exclude nonrecurring charges of $16.2 million related to transaction costs recognized as selling, general and administrative expenses. Pro forma condensed consolidated results of operations for the year ended December 31, 2012 were adjusted to include these nonrecurring charges.  Additionally, the pro forma condensed consolidated results of operations for the year ended December 31, 2012 were adjusted to include $9.8 million of additional nonrecurring cost of sales associated with the preliminary purchase accounting adjustments related to the step up in value of inventory.

The unaudited pro forma condensed consolidated results of operations presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented, nor are they indicative of future operating results.

NOTE 3.    Sale of Therapeutic Support Systems Assets

On November 8, 2012, KCI closed on the divestiture of its TSS business to Getinge AB. The final adjusted purchase price paid by Getinge to KCI was $241.5 million. Under the terms of the Agreement, we agreed to provide transition services to Getinge after the close of the transaction. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

The Company utilized the net proceeds from the sale to fund the acquisition of Systagenix and internal investments, which satisfied our reinvestment requirement.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,	Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor

Revenue	$—	$188,121	$42,492	$214,710
Earnings (loss) before income taxes	$(5,371)	$149,916	$6,223	$37,055
Income tax expense (benefit)	$(2,068)	$57,718	$2,396	$4,954
Earnings (loss) from discontinued operations	$(3,303)	$92,198	$3,827	$32,101

NOTE 4.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Gross trade accounts receivable:
Billed trade accounts receivable	$418,804	$370,708
Unbilled receivables	50,841	45,466
Less: Allowance for revenue adjustments	(67,631)	(71,770)
Gross trade accounts receivable	402,014	344,404
Less: Allowance for bad debt	(8,483)	(4,768)
Net trade accounts receivable	393,531	339,636
Other receivables	14,047	16,082
	$407,578	$355,718

(b)   Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Finished goods and tissue available for distribution	$110,937	$96,573
Goods and tissue in-process	12,994	12,421
Raw materials, supplies, parts and unprocessed tissue	71,876	45,993
	195,807	154,987
Less: Amounts expected to be converted into equipment for short-term rental	(3,952)	(5,237)
Reserve for excess and obsolete inventory	(10,288)	(9,900)
	$181,567	$139,850

(c)   Net property, plant and equipment

Net property, plant and equipment consists of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Land	$13,438	$6,216
Buildings	46,092	27,371
Equipment for short-term rental	297,896	262,674
Machinery, equipment and furniture	294,916	224,314
Leasehold improvements	76,224	84,856
Inventory to be converted to equipment	3,952	5,238
	732,518	610,669
Less: accumulated depreciation	(398,793)	(222,187)
	$333,725	$388,482

(d)   Accrued expenses and other
Accrued expenses and other consist of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Payroll, benefits, commissions, bonuses and related taxes	$89,190	$70,153
Royalties	66,446	64,210
Interest	43,253	46,056
Sales and other taxes	21,827	19,253
Insurance	9,425	7,290
Derivative liability	914	2,980
Other accrued expenses	97,920	74,221
	$328,975	$284,163

NOTE 5.     Accounting for Goodwill and Other Non-current Assets

As defined by the Codification, we have three reporting units: KCI, Regenerative Medicine and Systagenix. We have two reportable operating segments which correspond to our two global businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries.

(a)   Goodwill
Based on the purchase price allocation, the components of goodwill by reporting unit are listed below (in thousands):

	KCI	Regenerative Medicine	Systagenix	Total
Balance at December 31, 2011	$2,499,690	$997,842	$—	$3,497,532
Goodwill related to the divestiture of business	(16,450)	(1,307)	—	(17,757)
Balance at December 31, 2012	2,483,240	996,535	—	3,479,775
Goodwill acquired, net of purchase price adjustments	—	—	171,086	171,086
Impairment of goodwill	—	(272,200)	—	(272,200)
Balance at December 31, 2013	$2,483,240	$724,335	$171,086	$3,378,661
As of December 31, 2013, cumulative impairments of goodwill totaled $272.2 million.

(b)   Identifiable intangible assets
Identifiable intangible assets include the following (in thousands):

	December 31, 2013		December 31, 2012
	Successor		Successor
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships and non-compete agreements	$947,706	$(291,812)	$843,800	$(169,002)
Developed technology	759,898	(128,728)	670,052	(66,284)
Tradenames and patents	85,693	(7,322)	23,638	(2,803)
Total definite-lived intangible assets	1,793,297	(427,862)	1,537,490	(238,089)
Indefinite-lived intangible assets:
Tradenames	1,178,800	—	1,350,000	—
In-process research and development	4,966	—	16,800	—
Total indefinite-lived intangible assets	1,183,766	—	1,366,800	—
	$2,977,063	$(427,862)	$2,904,290	$(238,089)

Amortization expense, related to definite‑lived intangibles, was approximately $190.3 million, $221.3 million, $16.8 million, and $44.3 million for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively.

The following table presents the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2013 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2014	$193,297
2015	$174,777
2016	$159,072
2017	$144,993
2018	$132,696

(c)   Debt issuance costs

As of December 31, 2013 and 2012, unamortized debt issuance costs related to our current senior secured credit facility and our fixed rate long-term debt, including the 10.5% Second Lien Notes and the 12.5% Unsecured Notes were collectively $102.1 million and $96.5 million, respectively. Amortization of debt issuance costs recorded for the years ended December 31, 2013 and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor) and the period of January 1, 2011 through November 3, 2011 (Predecessor) were $21.8 million, $18.2 million, $2.6 million and $5.7 million, respectively. Additionally, in the year ended December 31, 2012 and the period of January 1, 2011 through November 3, 2011 (Predecessor) we recorded approximately $16.2 million and $3.2 million, respectively, of debt issuance costs write offs in connection with the repurchase of senior unsecured notes in November and December of 2012 and refinancing of our previous senior credit facility during November 2012 and January 2011. There were no write-offs of debt issuance costs during the year ended December 31, 2013 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor). The remaining costs for the senior secured credit facility and fixed rate long-term debt are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 6.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor

Senior Dollar Term D-1 Credit Facility(1) – due 2018	$1,946,708	$1,613,700
Senior Euro Term D-1 Credit Facility(1) – due 2018	337,820	327,022
Senior Term D-2 Credit Facility(1) – due 2016	318,537	321,750
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	650,000
3.25% Convertible Senior Notes due 2015	101	701
Notional amount of debt	4,965,166	4,663,173

Senior Dollar Term D-1 Credit Facility Discount, net of accretion	(30,926)	(33,840)
Senior Euro Term D-1 Credit Facility Discount, net of accretion	(10,693)	(13,353)
Senior Term D-2 Credit Facility Discount, net of accretion	(4,486)	(7,064)
Second Lien Senior Secured Notes Discount, net of accretion	(24,222)	(27,827)
Senior Unsecured Notes Discount, net of accretion	(3,025)	(3,594)
Net discount on debt	(73,352)	(85,678)

Total debt, net of discount	4,891,814	4,577,495
Less: Current installments	(26,311)	(23,383)
	$4,865,503	$4,554,112
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

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At December 31, 2013 and 2012, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $21.2 million and $11.5 million, respectively. In addition, we had $12.6 million and $4.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2013 and 2012, respectively. The capacity of the Revolving Credit Facility is reduced for the $21.2 million and $11.5 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of December 31, 2013 and 2012, respectively. The resulting availability under the Revolving Credit Facility was $178.8 million and $188.5 million at December 31, 2013 and 2012, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility ("Amendment No. 5"). As a result of the amendment, we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.25% or an adjusted base rate plus 2.25%.  Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 2.50% or an adjusted base rate plus 1.50%.  The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. We paid fees of $1.8 million as a result of this amendment.

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

Maturity. The Revolving Credit Facility and the Term D-2 Facility mature on November 4, 2016, and the Dollar Term D-1 Facility and the Euro Term D-1 Facility mature on May 4, 2018. The principal amount of each of the Dollar Term D-1 Facility, the Euro Term D-1 Facility and the Term D-2 Facility amortizes in quarterly installments equal to 1.0% of the original principal amount of each such facility per annum until the respective final maturity date.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the Revolving Credit Facility without premium or penalty, subject to minimum prepayment amount and increment limitations.  We may prepay, in full or in part, borrowings under the Dollar Term D-1 Facility, Euro Term D-1 Facility and Dollar Term D-2 Facility without premium or penalty, subject to minimum prepayment amount and increment limitations. Subsequent to December 31, 2013, in accordance with Amendment No. 5, any prepayment, in full or in part, of the Dollar Term E-1 Facility, Euro Term E-1 Facility and Dollar Term E-2 Facility are subject to a soft call prepayment penalty in an amount equal to 1% of such prepayment if prepaid during the six months following the effective date of Amendment No. 5, subject further to minimum prepayment amount and increment limitations.

Mandatory Prepayments. Subject to certain exceptions, we must make periodic prepayments of the Dollar Term D-1 Facility, the Euro Term D-1 Facility and the Term D-2 Facility equal to: (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness, and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow.

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

As of December 31, 2013, we were in compliance with the covenants under the Senior Secured Credit Facility.

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

Interest. Interest on the 10.5 % Second Lien Notes accrues at the rate of 10.5% per annum and is payable semi-annually in cash on each May 1 and November 1 to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively. Interest on the 10.5 % Second Lien Notes accrues from and includes the most recent date to which interest has been paid or, if no interest has been paid, from and including the date of issuance. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

Collateral. The second lien senior secured notes are secured by a second priority lien and security interest in (a) substantially all equity interests of each of our 100% owned U.S. and first-tier material foreign subsidiaries (limited in the case of certain subsidiaries to 65% of the voting equity interests of such subsidiary) and (b) subject to certain exceptions, substantially all of our (in this instance referring only to us and our subsidiaries that are or will be co-issuers or guarantors of the second lien notes) present and future real property (with a value in excess of $20 million individually) and present and future tangible and intangible assets. The liens securing the second lien notes are subject to permitted liens.

Guarantors. Our obligations under the second lien senior secured notes are guaranteed by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the second lien notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries.

Maturity. The second lien senior secured notes will mature on November 1, 2018.

Covenants. The indenture governing the second lien senior secured notes contains affirmative and negative covenants customary for similar transactions, including limitations or restrictions on our ability to:

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

As of December 31, 2013, we were in compliance with all covenants under the second lien senior secured notes indenture.

Optional Redemption. At any time prior to November 1, 2014, we may redeem up to 35% of the aggregate principal amount of the second lien senior secured notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 110.500% of the aggregate principal amount of the second lien senior secured notes being redeemed plus accrued and unpaid interest.

At any time prior to November 1, 2015, we may redeem all or part of the second lien senior secured notes at a redemption price equal to 100% of the aggregate principal amount of the second lien senior secured notes to be redeemed, plus a make-whole premium and accrued and unpaid interest.

At any time on or after November 1, 2015, we may redeem the second lien senior secured notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on November 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Price
2015	105.250%
2016	102.625%
2017 and thereafter	100.000%

Change of Control. If we experience certain kinds of changes of control, we will be required to offer to purchase the second lien senior secured notes at a redemption price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.

Events of Default. The indenture governing the second lien senior secured notes contains events of default including, but not limited to, failure to pay principal or interest, violations of affirmative or negative covenants, cross-defaults to other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, and impairments of loan documentation or security.

12.5% Senior Unsecured Notes

In November 2011, we issued $750 million aggregate principal amount of senior unsecured notes due 2019; $612.0 million of which are still outstanding.

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

As of December 31, 2013, we were in compliance with all covenants under the senior unsecured notes indenture.

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

In connection with the Merger, the holders of the Convertible Notes had the right to require us to repurchase some or all of their Convertible Notes as provided in the Indenture. The repurchase date for any Convertible Notes tendered to us was November 30, 2011. The repurchase price was the principal amount of the Convertible Notes plus accrued interest. The holders of the Convertible Notes that did not elect to require us to repurchase their Convertible Notes maintained the right to convert their Convertible Notes into cash on or before November 29, 2011. Upon conversion, such note holders received the conversion value of the Convertible Notes in an amount of cash equal to $1,456.30 per $1,000 aggregate principal amount of Convertible Notes. The conversion value was based on a conversion rate of 21.2598, which included a conversion rate increase of 1.7834 corresponding to the make-whole conversion rate adjustment. Accordingly, during the period ended December 31, 2011, we paid $1.0 billion related to the repurchase and conversion of the Convertible Notes. As of December 31, 2013, $101,000 aggregate principal amount of the notes remained outstanding.

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

Interest and Future Maturities

Interest paid, net of cash received from interest rate derivatives, during the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor) was $385.7 million, $432.2 million, $25.1 million and $37.6 million, respectively. In addition to this cash interest paid on recurring obligations, during the period of November 4, 2011 through December 31, 2011 (Successor)we also paid one-time commitment fees of $32.3 million associated with Merger-related bridge financing.

Future maturities of long-term debt at December 31, 2013 were (dollars in thousands):

Year	Amount
2014	$26,311
2015	$26,210
2016	$335,118
2017	$23,000
2018	$3,942,527
Thereafter	$612,000
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

Derivatives Not Designated as Hedges

At December 31, 2013 and 2012, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following chart summarizes these agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$512,633	2.256%
12/31/13-12/31/16	$512,633	2.249%
12/31/13-12/31/16	$512,633	2.250%

During the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The interest rate cap agreements expired on December 31, 2013.

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the consolidated balance sheet. The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements. At December 31, 2013 and 2012, we had foreign currency exchange contracts to sell or purchase $14.3 million and $59.1 million, respectively, of various currencies.

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

At December 31, 2013 and 2012, we had no interest rate swap agreements designated as cash flow hedges in effect. In October 2011, losses totaling $1.9 million were recognized into earnings as a result of the discontinuance of our cash flow hedges. If our interest rate protection agreements were not in place, interest expense would have been approximately $4.2 million lower during the period of January 1, 2011 through November 3, 2011 (Predecessor).

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

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our senior secured credit facility and fixed rate long-term debt, including the 10.5% Second Lien Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at December 31, 2013. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.3 billion and $2.4 billion, respectively, at December 31, 2012. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

All of our derivatives, as of the reporting date, use inputs considered as Level 2. The interest rate swap agreements and interest rate cap agreements are valued using a discounted cash flow model that takes into account the present value of the expected future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and related forward interest rate curves. The foreign currency exchange contracts are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing foreign currency exchange rates and related foreign currency exchange rate curves.

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
		Successor	Successor		Successor	Successor
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other non-current liabilities	$31,906	$34,868
Interest rate cap agreements	Prepaid expenses and other	—	9	Accrued expenses and other	—	—
Foreign currency exchange contracts	Prepaid expenses and other	146	520	Accrued expenses and other	914	2,980
Total derivatives		$146	$529		$32,820	$37,848

The following table summarizes the amount of gain (loss) on derivative not designated as hedging instruments (dollars in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Interest rate swap agreements	$2,618	$(25,486)	$(9,383)	$—
Interest rate cap agreements	(9)	(1,583)	(558)	—
Foreign currency exchange contracts	(1,033)	(4,364)	468	(2,909)
	$1,576	$(31,433)	$(9,473)	$(2,909)

The following table summarizes the amount of gain (loss) on interest rate swap agreements designated as cash flow hedges reported in our consolidated balance sheets under the caption “accumulated other comprehensive income” (“OCI”) or reclassified from accumulated OCI and into the consolidated statements of operations under the caption “interest expense” (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Loss recognized in OCI	$—	$—	$—	$(1,627)
Loss reclassified from OCI to interest expense	$—	$—	$—	$(2,717)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. See Note 6 for further discussion of the restrictive covenants of our Senior Secured Credit Facility.

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on December 31, 2013, we could be required to settle or post the full amount as collateral to its counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2013 or 2012.

NOTE 8.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next three years. At December 31, 2013 and 2012, the gross amount of equipment under capital leases totaled $2.7 million and $2.9 million and related accumulated depreciation was approximately $1.2 million and $0.9 million, respectively.

We lease computer and telecommunications equipment, service and sales vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 20 years. Total rental expense for operating leases was $27.8 million, $43.0 million, $7.3 million and $35.5 million for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively.

Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$526	$21,949
2015	598	16,854
2016	394	11,697
2017	—	9,339
2018	—	7,298
Thereafter	—	30,843
Total minimum lease payments	$1,518	$97,980
Less amount representing interest	(16)
Present value of net minimum capital lease payments	1,502
Less current portion	(526)
Obligations under capital leases, excluding current installments	$976

NOTE 9.     Income Taxes (Benefit)

The following table summarizes earnings (loss) before income taxes (benefit) of U.S. and non-U.S. operations (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
U.S.	$(845,261)	$(492,869)	$(169,372)	$167,624
Non-U.S.	133,578	259,122	10,569	102,635
	(711,683)	(233,747)	(158,803)	270,259
Earnings (loss) from discontinued operations before income taxes	(5,371)	149,916	6,223	37,055
Earnings (loss) from continuing operations before income taxes	$(706,312)	$(383,663)	$(165,026)	$233,204

The following table summarizes the composition of income taxes (benefit) (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Current:
U.S. Federal	$16,777	$17,693	$(3,060)	$78,686
U.S. State	8,162	3,148	1,212	15,717
Non-U.S.	9,125	13,218	5,114	11,757
Total current expense	34,064	34,059	3,266	106,160
Deferred:
U.S. Federal	(158,735)	(104,476)	(40,227)	(19,952)
U.S. State	(26,383)	(19,900)	(4,009)	(2,019)
Non-U.S.	(1,971)	(2,013)	(2,964)	(4,868)
Total deferred tax expense (benefit)	(187,089)	(126,389)	(47,200)	(26,839)
	(153,025)	(92,330)	(43,934)	79,321
Income tax (benefit) related to discontinued operations	(2,068)	57,718	2,396	4,954
Income tax (benefit) related to continuing operations	$(150,957)	$(150,048)	$(46,330)	$74,367

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year ended December 31,		Period from November 4 through December 31, 2011(1)	Period from January 1 through November 3, 2011
	2013(1)	2012(1)
	Successor	Successor	Successor	Predecessor
Computed "expected" tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7	3.8	1.0	3.6
Non-deductible items	(0.9)	(0.5)	(9.1)	3.2
Effect of international operations	(1.5)	0.1	0.3	(10.4)
Section 199 production deduction	0.2	0.5	—	(1.6)
Research and development credit	0.3	—	0.1	(0.6)
Goodwill impairment	(13.4)	—	—	—
Other, net	0.1	0.6	0.4	0.1
	21.5	39.5	27.7	29.3
Change in rate related to discontinued operations	(0.1)	(0.4)	0.4	2.6
Effective tax rate related to continuing operations	21.4%	39.1%	28.1%	31.9%

(1)
The years ended December 31, 2013 and 2012 and the period from November 4, 2011 through December 31, 2011 includes a loss before income tax benefit. The consolidated effective income tax rates represent adjustments to the computed “expected” income tax benefit rate for the period. Therefore, negative percentages represent reductions to the income tax benefit rate.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Deferred Tax Assets:
Non-U.S. tax credit	$67,765	$57,854
Net operating loss	67,229	18,419
Accounts receivable	9,377	10,730
Non-U.S. net operating loss carry forwards	23,259	5,140
Accrued liabilities	12,156	10,335
Deferred non-U.S. tax asset	48,223	22,289
Accrued interest	20,296	19,858
Loan fees	—	11,251
Disallowed interest carry forward	52,407	—
Unrealized foreign exchange currency	371	(5,361)
Inventory	2,124	3,737
Other	618	936
Total gross deferred tax assets	303,825	155,188
Less: valuation allowances	(55,944)	(19,272)
Net deferred tax assets	247,881	135,916
Deferred Tax Liabilities:
Intangible assets, amortizable	(447,286)	(466,106)
Intangible assets, indefinite-lived	(455,417)	(525,808)
Loan fees	(31,343)	—
U.S. tax on non-U.S. earnings	(190,665)	(163,822)
Deferred U.S. state tax liability	(831)	(11,113)
Depreciation	(70,870)	(74,081)
Other	(2,372)	(1,991)
Total gross deferred tax liabilities	(1,198,784)	(1,242,921)
Net deferred tax liability	(950,903)	(1,107,005)
Less: current deferred tax asset	(23,621)	—
Less: non-current deferred tax asset	(31,459)	(20,003)
Less: current deferred tax liability	2,199	57,528
Non-current deferred tax liability	$(1,003,784)	$(1,069,480)
The change in the balance sheet deferred tax accounts reflect deferred income tax benefit, the deferred tax impact of other comprehensive income items and purchase accounting adjustments related to the acquisition of Systagenix.

At December 31, 2013, $130.7 million of U.S. federal net operating losses, $347.1 million of U.S. state net operating losses and $98.6 million of non-U.S. net operating losses were available for carry forward. In addition, non-U.S. unrealized tax credits of $75.8 million were recorded relating to the anticipated tax credits that will be available when non-U.S. earnings will be repatriated to the U.S. These non-U.S. unrealized tax credits are netted against the deferred tax liability for U.S. tax on non-U.S. earnings. Additionally, for U.S. federal income tax purposes, non-U.S. tax credit carry forwards of $67.8 million are available to be utilized once sufficient non-U.S. source income is recognized. The losses generally expire within a period of three to 20 years, with some non-U.S. losses available indefinitely. The non-U.S. tax credit expiration period is 10 years which will begin when the credits become realized. We have valuation allowances of $17.1 million associated with U.S. state net operating losses, $38.9 million associated with non-U.S. loss carry forwards. The net valuation allowance increased by $36.7 million in 2013 due primarily to uncertainty regarding the ability to utilize non-U.S. operating losses and non-U.S. net operating losses from the acquisition of Systagenix. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of non-U.S. earnings to the U.S. Accordingly, we believe that no additional valuation allowances are necessary.

We provide tax reserves for U.S. federal, U.S. state, U.S. local and non-U.S. uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of open tax examinations is uncertain, in management's opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

At December 31, 2013 and 2012, we had $53.7 million and $44.5 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $30.5 million and $27.8 million, respectively, would favorably impact our effective tax rate, if recognized. The reconciliation of the allowance for uncertain tax positions is as follows (in thousands):

	December 31, 2013	December 31, 2012
	Successor	Successor
Balance at beginning of year	$33,634	$29,327
Net additions for tax positions of prior years	6,644	807
Net reductions for tax positions of prior years	(1,488)	—
Net additions on positions related to the current year	5,056	6,949
Reductions resulting from a lapse of the applicable statute of limitation	(2,152)	(3,449)
Balance at end of year	41,694	33,634
Accrued interest and penalties	11,988	10,831
Gross unrecognized income tax benefit	$53,682	$44,465

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $1.2 million in 2013 comprised of an increase of $1.8 million associated with ongoing accruals and a decrease of $0.6 million associated with releases. In 2012, we recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $1.9 million, comprised of an increase of $2.0 million associated with ongoing accruals and a decrease of $0.1 million associated with releases. Additionally, $12.0 million and $10.8 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by U.S. federal, U.S. state and non-U.S. tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through tax year 2009. During 2013, in the U.S., the Internal Revenue Service ("IRS") began an examination of the 2010 tax year and the tax year ending November 3, 2011.We do not expect that the results of this examination will have a material effect on our financial condition or results of operations. In addition, we have ongoing audits in various U.S. state and U.S. local jurisdictions, as well as audits in various non-U.S. jurisdictions. In general, the tax years 2008 through 2012 remain open in the major taxing jurisdictions, with some U.S. state and non-U.S. jurisdictions remaining open longer as a result of net operating losses and longer statute of limitation periods.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $3.3 million to $3.9 million. This decrease would result from the expiration of the statute of limitations and the completion of tax examinations in multiple jurisdictions.

Income taxes paid were $36.3 million, $28.1 million, $3.7 million and $80.3 million for the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor), respectively.

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

NOTE 11.     Incentive Compensation Plans

Equity-based compensation expense was recognized in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Rental expenses	$52	$2	$—	$4,331
Cost of sales	113	88	11	719
Selling, general and administrative expenses	2,760	1,979	295	76,304
Pre-tax equity-based compensation expense	2,925	2,069	306	81,354
Less: Income tax benefit	—	—	—	(28,953)
Total equity-based compensation expense, net of tax	$2,925	$2,069	$306	$52,401

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all employees in the United States and we match employee contributions up to a specified limit. During the years ended December 31, 2013, and 2012 (Successor), the period of November 4, 2011 through December 31, 2011 (Successor), and the period of January 1, 2011 through November 3, 2011 (Predecessor) matching contributions charged to expense were approximately $12.2 million, $14.7 million, $0.9 million and $9.3 million, respectively.

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

For incentive equity awards granted during the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), a portion of the awards granted vests incrementally over a period of four years. The remaining portion of awards granted during the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) vest at graduated levels upon the attainment of certain performance conditions established by the general partner. The performance conditions are based on achieving certain levels of multiple of invested capital and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. Subject to certain limitations, the weighted average distribution threshold (i.e., the amount of distributions that need to be made by the Limited Partnership with respect to each limited partnership unit individually prior to such Profits Interest Unit participating in the distributions of the Limited Partnership) for awards granted during the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) is $7.40, $5.00 and $5.00, respectively.

The weighted-average estimated fair value of service-based and performance-based Profits Interest Units granted during the year ended December 31, 2013 (Successor) was $2.30 and $1.98 per unit, respectively, using the Black-Scholes-Merton option pricing model. During the year ended December 31, 2012 (Successor) and for the period of November 4, 2011 through December 31, 2011 (Successor), the weighted-average estimated fair value of service-based and performance-based Profits Interest Units granted was $1.33 and $1.15 per unit, respectively, using the Black-Scholes-Merton option pricing model.A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Profits Interest Units. The estimated fair values for these periods included the following weighted average assumptions for both the time-based and performance-based Profits Interest Units (annualized percentages):

	Year ended December 31,		Period from November 4 through December 31, 2011
	2013	2012
	Successor	Successor	Successor
Expected stock volatility	43.0%	56.0%	56.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.6%	0.9%	0.9%
Expected life (years)	5	5	5
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

A summary of our Profits Interest Unit (“PIU”) activity, and related information is set forth in the table below (in thousands, except weighted average grant date fair value):

	Service-based	Performance-based	Total	Weighted Average Grant Date Fair Value
PIU outstanding – December 31, 2012	7,411	7,411	14,822	$1.24
Granted	2,387	2,387	4,774	$2.14
Repurchased	(16)	—	(16)	$1.27
Forfeited/Expired	(1,220)	(1,876)	(3,096)	$1.27
PIU outstanding – December 31, 2013	8,562	7,922	16,484	$1.50
PIU exercisable as of December 31, 2013	3,274	—	3,274	$1.33

As of December 31, 2013, there was $7.5 million  and $9.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested service-based and performance-based Profits Interest Units, respectively, granted under our plan subsequent to the Merger.  The unrecognized compensation cost for the service-based awards is expected to be recognized over a weighted average period of 2.8 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied. There is no contractual term for the PIU agreements, however, with certain consent of the Limited Partnership and plan participants, the general partner may amend, alter, suspend, discontinue, or terminate the Executive Plan or any portion thereof at any time.

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

For incentive equity awards granted during the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), a portion of the awards granted vest in full upon the earlier of a change in control of the Limited Partnership or the fourth anniversary of the date of grant. The remaining portion of awards granted in 2012 and 2011 vest at graduated rates upon the attainment of certain performance metrics established by the administrator and subject to the satisfaction of certain market conditions based upon the occurrence of a major liquidity event in the future. Upon exercise or redemption of vested awards, employees generally receive a cash payment equal to the product of the excess, if any, of the fair market value of a Class A-2 interest at the time of exercise or redemption over the base price times the number of Class A-2 interests under the award.

The weighted-average estimated grant-date fair value of service-based and performance-based Appreciation Rights granted during the year ended December 31, 2013 (Successor) was $1.37 and $1.35, respectively, per unit using the Black-Scholes-Merton option pricing model. During the year ended December 31, 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), the weighted-average estimated fair value of both time-based and performance-based Appreciation Rights granted was $0.81 per unit using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Appreciation Rights. The estimated fair values for the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor) included the following weighted average assumptions for both the time-based and performance-based Appreciation Rights (annualized percentages):

	Year ended December 31,		Period from November 4 through December 31, 2011
	2013	2012
	Successor	Successor	Successor
Expected stock volatility	43.0%	56.0%	56.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.6%	0.9%	0.9%
Expected life (years)	5	5	5
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

A summary of our Appreciation Rights activity, and related information, for the year ended December 31, 2013 (Successor) is set forth in the table below (in thousands, except exercise price and contractual term):

	Service-based	Performance-based	Total	Weighted Average Base Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Appreciation Rights outstanding – December 31, 2012	357	357	714	$5.00
Granted	576	576	1,152	$7.28
Exercised	—	—	—	$—
Forfeited/Expired	(146)	(146)	(292)	$5.37
Appreciation Rights outstanding – December 31, 2013	787	787	1,574	$6.50	8.96	$—
Appreciation rights exercisable - December 31, 2013	—	—	—	$—	N/A	$—
As of December 31, 2013, there was $1.2 million and $1.6 million of total unrecognized compensation costs, net of estimated forfeitures, related to each of the non-vested service-based and performance-based Appreciation Rights granted, respectively, under our plan subsequent to the Merger.  The unrecognized compensation cost for the service-based awards is expected to be recognized over a weighted average period of 3.0 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied.

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

The 2003 Non-Employee Directors Stock Plan (the “Directors Stock Plan”) became effective on May 28, 2003, and was amended and restated on November 9, 2004, November 15, 2005, November 28, 2006, and December 4, 2007. In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the Directors Stock Plan. The maximum aggregate number of shares of common stock that could be issued in connection with grants under the Directors Stock Plan was 400,000 shares, subject to adjustment as provided for in the plan. The exercise price of options granted under this plan was determined as the fair market value of the shares of our common stock, which was equal to the closing price of our common stock on the date that such option was granted. The options granted vest and became exercisable incrementally over a period of three years. The right to exercise an option terminated seven years after the grant date, unless sooner as provided for in the Directors Stock Plan. Outstanding grants under the Directors Stock Plan were administered by the Compensation Committee of the Board of Directors. During the period of January 1, 2011 through November 3, 2011 (Predecessor), no options to purchase shares of common stock or restricted stock were granted under this plan.

On February 9, 2004, KCI’s shareholders approved the 2004 Equity Plan (the “2004 Equity Plan”) and the ESPP. In May of 2008, upon approval of the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan, the Board of Directors determined that no new equity grants would be made under the 2004 Equity Plan. The 2004 Equity Plan was effective on February 27, 2004 and reserved for issuance a maximum of 7,000,000 shares of common stock to be awarded as stock options, stock appreciation rights, restricted stock and/or restricted stock units. Of the 7,000,000 shares, 20% could be issued in the form of restricted stock, restricted stock units or a combination of the two. The exercise price of options granted under the 2004 Equity Plan was equal to KCI’s closing stock price on the date that such option was granted. The options granted vested and become exercisable incrementally over a period of four years unless otherwise provided in the option award agreement. The right to exercise an option terminated ten years after the grant date, unless sooner as provided for in the plan. Restricted stock and restricted stock units granted under the 2004 Equity Plan generally vested over a period of three to six years unless otherwise provided in the award agreement. The fair value of the restricted stock and restricted stock units was determined on the grant date based on KCI’s closing stock price. The likelihood of meeting the performance criteria was considered when determining the vesting period on a periodic basis. Restricted stock and restricted stock units granted were classified primarily as equity awards. During the period of January 1, 2011 through November 3, 2011 (Predecessor), no options to purchase shares of common stock or restricted stock were granted under this plan.

The ESPP became effective in the second quarter of 2004. The maximum number of shares of common stock reserved for issuance under the ESPP was 2,500,000 shares. Under the ESPP, each eligible employee was permitted to purchase shares of our common stock through regular payroll deductions in an amount between 1% and 10% of the employee's compensation for each payroll period, not to exceed $25,000 per year. The ESPP provided for six-month offering periods. Each six-month offering period was composed of an identical six-month purchase period. Participating employees were able to purchase shares of common stock with payroll deductions at a purchase price equal to 85% of the fair market value of the common stock at either the beginning of each offering period or the end of each respective purchase period, whichever price was lower. During the period of January 1, 2011 through November 3, 2011 (Predecessor), there were approximately 203,000 shares of common stock purchased under the ESPP.

On May 20, 2008, the shareholders of the company approved the Kinetic Concepts, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”), which provided for the reservation of 6,125,000 shares of KCI’s common stock, plus any and all shares of common stock that would have been returned to the Directors Stock Plan and the 2004 Equity Plan by reason of expiration of its term or cancellation upon termination of employment or service. The 2008 Plan was administered by the Compensation Committee of the KCI Board of Directors, and provided for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, stock bonuses, cash awards, or any combination of the foregoing. The exercise price per share of stock purchasable under the 2008 Plan was determined by the administrator in its sole discretion at the time of grant but was not less than 100% of the fair market value of the stock on such date. The term of each stock option was fixed by the administrator, but no stock option was exercisable more than ten years after the date such stock option was granted. During the period of January 1, 2011 through November 3, 2011 (Predecessor), we granted approximately 757,000 options to purchase shares of common stock under the 2008 Plan. Additionally, during the period of January 1, 2011 through November 3, 2011 (Predecessor), we issued approximately 712,000 shares of restricted stock and restricted stock units under the 2008 Plan at a weighted average estimated fair value of $48.72.

The weighted-average estimated fair value of stock options granted during the period of January 1, 2011 through November 3, 2011 (Predecessor) was $21.98 using the Black-Scholes-Merton option pricing model. The estimated fair values included the following weighted average assumptions (annualized percentages):

Period from January 1 through November 3, 2011

Predecessor
Expected stock volatility	44.6%
Expected dividend yield	—
Risk-free interest rate	2.5%
Expected life (years)	6.2

Pre-Merger assumptions were determined as follows. The expected stock volatility was based on historical volatilities of KCI and other similar entities. The expected dividend yield was zero as we had historically not paid cash dividends on our common stock. The risk-free interest rates for periods within the contractual life of the option were based on the U.S. Treasury yield curve in effect at the time of grant. We chose to estimate expected life using the simplified method.

The intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of stock options exercised during the period of January 1, 2011 through November 3, 2011 (Predecessor) was $15.8 million. Cash received from stock options exercised during the period of January 1, 2011 through November 3, 2011 (Predecessor) was $43.0 million and the actual tax benefit from stock option exercises totaled $51.8 million. As of December 31, 2012, there is no remaining unrecognized compensation costs related to non-vested stock options granted under our pre-Merger plans.

During the period of January 1, 2011 through November 3, 2011 (Predecessor), we issued approximately 712,000 shares of restricted stock and restricted stock units under our previous equity plans.

The weighted average grant date fair value of restricted stock granted during the period of January 1, 2011 through November 3, 2011 (Predecessor) was $48.72. The total fair value of restricted stock which vested during the period of January 1, 2011 through November 3, 2011 (Predecessor) was approximately $12.4 million. As of December 31, 2012, there is no remaining unrecognized compensation costs related to non-vested restricted stock granted under our pre-Merger plans.

NOTE 12.     Other Comprehensive Income (loss)

The components of accumulated other comprehensive income are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Derivative Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Predecessor Balances at January 1, 2011	$18,511	$(1,090)	$17,421
Foreign currency translation adjustment, net of taxes of $(68)	1,836	—	1,836
Net derivative loss, net of taxes of $(876)	—	(1,627)	(1,627)
Reclassification adjustment for derivative losses included in income, net of taxes of $1,463	—	2,717	2,717
Predecessor Balances at November 3, 2011	20,347	—	20,347
Elimination of pre-merger balance through purchase accounting	(20,347)	—	(20,347)
Foreign currency translation adjustment, net of taxes of $278	(5,841)	—	(5,841)
Successor Balances at December 31, 2011	(5,841)	—	(5,841)
Foreign currency translation adjustment, net of taxes of $369	5,324	—	5,324
Successor Balances at December 31, 2012	(517)	—	(517)
Foreign currency translation adjustment, net of taxes of $(233)	(3,867)	—	(3,867)
Unrealized investment gain, net of tax expense of $1,403 in 2013	2,241	—	2,241
Successor Balances at December 31, 2013	$(2,143)	$—	$(2,143)

During the 2013, there were no reclassification adjustments out of accumulated other comprehensive income (loss) to net earnings (loss).

NOTE 13.     Commitments and Contingencies

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

Intellectual Property Litigation

In February 2011 KCI filed suit in U.S. Federal District Court for the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest University under a 1993 patent license agreement because the relevant patent claims previously licensed to KCI by Wake Forest are invalid or not infringed. The patents that are the subject of the litigation expire in June 2014. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, a royalty payment of $44.2 million was paid to Wake Forest for the semi-annual period January 1, 2010 through June 30, 2010, and from July 1, 2010 through December 31, 2010 an additional $49.6 million of royalty obligations were accrued consistent with past practice. Amounts accrued, but unpaid from January 1, 2011 through February 27, 2011, were approximately $13.6 million. Due to the pending dispute and KCI’s claims against Wake Forest, the accrued amounts were not paid to Wake Forest. No royalty payments have been made to Wake Forest since August 2010. In the event that we are unsuccessful in this litigation, we may be required to pay substantial royalty damages to Wake Forest relating to NPWT product revenue for the period from July 2010 through June 2014. Wake Forest is also seeking treble damages in the case, which if awarded, could materially impact our results of operations and financial condition.

In 2011, in light of the multiple rulings in various jurisdictions including the U.S., declaring the Wake Forest patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew as a co-plaintiff with Wake Forest from pending litigation against Smith & Nephew (and later withdrew from litigation against other defendants such as Convatec, Medela and Innovative Therapies, Inc.), and filed the declaratory judgment action in February 2011. In March 2011, Wake Forest provided KCI with written notice of termination of the license agreement and demanded that KCI cease manufacturing and selling licensed products. Wake Forest has counterclaimed against KCI alleging breach of contract and patent infringement.

During 2012 and 2013, Wake Forest announced that it had reached settlements with several of our competitors, including Smith & Nephew, Medela, and Convatec relating to prior patent infringement litigation to resolve all patent disputes between them related to NPWT. The Wake Forest litigation is progressing and is set for trial in July 2014. KCI alleges breach of contract against Wake Forest for its refusal to negotiate in good faith to reduce the royalty rate under the 1993 license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI. Because of the multiple rulings declaring the patents invalid and subsequent decisions, KCI's assessment that the Wake Forest patents are invalid or not infringed by KCI's products remains unchanged.

We continue to vigorously litigate our positions in the Wake Forest litigation and KCI will continue to manufacture and sell V.A.C. products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on U.S. non-exclusive rights. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

In a case related to the U.S. Wake Forest litigation, in 2013, KCI filed suit in the German Federal Patent Court against Wake Forest’s German patent corresponding to European Patent No. EP0620720 (“the '720 Patent”) relating to NPWT. In a 2009 trial between Wake Forest, Mölnlycke Health Care AB and Smith & Nephew, the ‘720 patent was declared invalid and revoked by the German court. Wake Forest appealed the decision. Following the settlements described above, the suits filed against Wake Forest’s German patent were withdrawn prior to the appeal being heard and the ‘720 patent was reinstated without a ruling on Wake Forest’s appeal. Although the patent’s statutory term expired in November 2012, KCI is seeking a final revocation of the ‘720 patent in Germany.

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover $100 million in damages against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. Vital Needs alleges, among other things, breach of the contract for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs' claims are meritorious. We intend to vigorously defend the arbitration, which is in its initial phase. The arbitration is currently set for January 2015. It is not possible to predict the outcome of this arbitration, nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). LifeNet alleges that LifeCell has been aware of the ‘200 Patent and its infringement since 2009 and acted willfully in continuing to infringe the ‘200 Patent thereafter. LifeNet seeks monetary damages including treble damages for willful infringement, together with costs and prejudgment and post judgment interest as well as a finding that the case is exceptional and an award of costs and reasonable attorneys fees. We believe that our defenses to the LifeNet claims are meritorious and that the patents that are the subject of the litigation are invalid, or are not infringed by LifeCell’s products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 330 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have recently selected four bellwether cases from which the first case to be tried will be selected. Full discovery will now proceed on the four selected cases. Trial of the first case is scheduled for September 2015. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. We have insurance that covers these claims and lawsuits. These consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Since 2012, LifeCell Corporation has been named as a defendant in approximately 106 lawsuits in state and federal courts in Massachusetts, Delaware, Minnesota, and Texas (subsequently transferred to West Virginia multidistrict litigation docket) alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by Boston Scientific, one of our distributors. The LifeCell cases in Middlesex County Massachusetts were initially filed in a multidistrict action (the M Session) involving numerous synthetic mesh manufacturers and synthetic products. LifeCell filed a motion to dismiss claiming it was an improper party to the M Session because it relates to synthetic mesh products which we do not manufacture. Following a hearing, the trial court (1) created a separate docket for LifeCell’s products, (2) granted plaintiffs leave to amend their pleadings, and (3) granted LifeCell leave to file another motion to dismiss. LifeCell has filed its renewed motion to dismiss and a hearing on the motion is set for March 14, 2014. In the litigation pending elsewhere the courts have stayed Life Cell’s answer until a ruling on the motion to dismiss is made by the Massachusetts court. In the event the suits are not dismissed we intend to defend them vigorously. We have insurance that covers these claims and lawsuits. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages and it is not clear that LifeCell is a proper party to the cases, it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

As of December 31, 2013, our commitments for the purchase of new product inventory were $13.7 million. Of the total inventory commitments at December 31, 2013, we expect $7.2 million to occur in 2014, $3.3 million to occur in 2015, and $3.2 million to occur in 2016.

NOTE 14.     Related Party Transactions

Services Agreements and Merger Related Fees
On November 4, 2011, in connection with the Merger, entities affiliated with the Sponsors (the “Managers”) entered into services agreements and material event services agreements with KCI and LifeCell or, in certain cases, their affiliates (the “Services Agreements”), pursuant to which the Managers will provide strategic and consulting services, including financing and strategic business planning and analysis services, to KCI, LifeCell and/or their subsidiaries, parent entities and controlled affiliates. Pursuant to the Services Agreements, the Managers are entitled to receive an annual consulting fee, as well as certain fees for specified material events, including sales of KCI or LifeCell and refinancings. The Managers will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with the provision of services pursuant to the Services Agreements. The Services Agreements will continue indefinitely unless terminated by the consent of all the parties thereto. However, the Services Agreements will terminate automatically upon an initial public offering of KCI, LifeCell or one of their subsidiaries, parent entities or controlled affiliates, unless KCI or LifeCell or, in certain cases, an affiliate of KCI or LifeCell, as applicable, elects by prior written notice to continue the Services Agreements. The Services Agreements may also terminate upon certain change of control events involving KCI or LifeCell. On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates. During the years ended December 31, 2013 and 2012 (Successor) and the period of November 4, 2011 through December 31, 2011 (Successor), we paid management fees of $8.7 million, $5.1 million and $0.8 million, respectively, to the Managers. We expect to pay approximately $5.1 million in management fees to the Managers during each of the years ended December 2014 through the term of the agreements.

On November 4, 2011, in connection with the Merger, we paid $51.2 million in entry fees to the Managers.

Management Investment

Subsequent to the Merger, certain members of management of the Company, including Messrs. Ball, Bibb, Kashyap, Lillback, Silverman, and Woody, and Mlles. Colleran and Johnson have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings. In connection with her resignation from the Company in April 2013, Ms. Colleran entered into a separation agreement, pursuant to which, among other things, Guernsey Holdings repurchased all of Ms. Colleran’s Class A-2 units from Ms. Colleran at par.

Indemnification Agreement

On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates.

NOTE 15.     Segment and Geographic Information

The Company is engaged in the rental and sale of advanced wound therapeutics and regenerative medicine products in over 75 countries worldwide through direct sales and indirect operations. We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

On November 8, 2012, Getinge purchased certain assets and assumed certain liabilities comprising KCI's TSS business. The historical results of operations of the TSS business, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Revenue:
Advanced Wound Therapeutics	$1,290,727	$1,312,258	$231,149	$1,181,961
Regenerative Medicine	468,184	434,195	73,615	321,451
Total revenue	$1,758,911	$1,746,453	$304,764	$1,503,412

Operating earnings (loss):
Advanced Wound Therapeutics (1)	$444,487	$398,066	$67,506	$412,092
Regenerative Medicine	124,683	104,151	13,029	89,178
Non-allocated costs:
General headquarter expense(2)	(55,044)	(19,928)	(3,948)	(46,837)
Equity-based compensation (3)	(2,925)	(2,069)	(306)	(81,354)
Merger and restructuring-related expenses (4)	(144,253)	(101,191)	(132,254)	(46,619)
Acquired intangible asset amortization (5)	(188,571)	(220,984)	(16,459)	(29,519)
Impairment of goodwill and intangible assets (6)	(443,400)	—	—	—
Total non-allocated costs	(834,193)	(344,172)	(152,967)	(204,329)
Total operating earnings (loss)	$(265,023)	$158,045	$(72,432)	$296,941

(1)
2013 includes write-offs of $16.7 million of other intangible assets due primarily to the discontinuation of certain AWT projects. 2012 includes $22.1 million of impairment charges associated with certain production equipment at our Athlone manufacturing plant and inventory associated with our V.A.C.Via product.

(2)	2013 includes a $30.6 million fixed asset impairment charge.

(3)	The period from January 1 through November 3, 2011, includes $55.0 million related to the acceleration of equity-based compensation expense due to immediate vesting upon the Merger.

(4)	Represents expenses related to the Merger including buyer and seller transaction costs, management fees and restructuring-related expenses.

(5)
The period from January 1 through November 3, 2011 includes amortization of acquired intangible assets related to our purchase of LifeCell in May 2008. The years ended December 31, 2013 and 2012 and the period from November 4 through December 31, 2011includes amortization of acquired intangible assets related to our Merger in November 2011.

(6)
During 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit. These amounts have been excluded from Regenerative Medicine operating earnings as management excludes these charges from operating earnings when making operating decisions about the business.

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Depreciation and other amortization:
Advanced Wound Therapeutics	$261,348	$324,945	$42,617	$55,568
Regenerative Medicine	68,514	70,730	7,763	38,941
Other	6,097	40,695	3,812	17,451
	$335,959	$436,370	$54,192	$111,960

Significant non-cash expense other than depreciation and amortization expense includes the Merger and acquisition-related periodic recognition of cost of sales associated with the application of purchase accounting adjustments to step up the value of inventory. For the year ended December 31, 2013, we recognized $3.2 million in related cost of sales for Advanced Wound Therapeutics related to our acquisition of Systagenix. For the year ended December 31, 2012, we recognized $5.7 million and $19.7 million, respectively, in Merger-related cost of sales for Advanced Wound Therapeutics and Regenerative Medicine. For the period from November 4, 2011 through December 31, 2011, we recognized $2.1 million and $5.3 million, respectively, in Merger-related cost of sales for Advanced Wound Therapeutics and Regenerative Medicine.

Advanced Wound Therapeutics and Regenerative Medicine assets are primarily accounts receivable, inventories, goodwill, intangible assets and net property, plant and equipment generally identifiable by product. Other assets include assets related to our divestiture and assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses, net debt issuance costs and other non-current assets. Information on segment assets are as follows (in thousands):

	December 31,
	2013	2012	2011
	Successor	Successor	Successor
Total assets:
Advanced Wound Therapeutics	$5,276,477	$4,966,687	$4,977,917
Regenerative Medicine	1,574,315	2,039,137	2,328,671
Other	421,853	568,940	614,791
	$7,272,645	$7,574,764	$7,921,379

Advanced Wound Therapeutics and Regenerative Medicine gross capital expenditures primarily relate to manufactured rental assets, manufacturing equipment, and computer hardware and software identifiable by product. Other capital expenditures include those related to our divestiture and those not specifically identifiable to a product, such as the purchase of land and the construction of our global headquarters building, leasehold improvements, and computer hardware and software. The following table contains information on gross capital expenditures (in thousands):

	Year ended December 31,		Period from November 4 through December 31, 2011	Period from January 1 through November 3, 2011
	2013	2012
	Successor	Successor	Successor	Predecessor
Gross capital expenditures:
Advanced Wound Therapeutics	$36,910	$15,731	$10,080	$5,842
Regenerative Medicine	17,862	26,240	6,614	7,905
Other	26,139	49,596	19,314	84,809
	$80,911	$91,567	$36,008	$98,556

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

	Year ended December 31,		Period from November 4 through December 31, 2011
	2013	2012
	Successor	Successor	Successor
Geographic location of revenue:
Domestic	$—	$—	$—
United States	1,347,527	1,351,993	235,886
Other foreign	411,384	394,460	68,878
Total revenue	$1,758,911	$1,746,453	$304,764

Period from January 1 through November 3, 2011

Predecessor
Geographic location of revenue:
Domestic	$1,155,832
Foreign	347,580
Total revenue	$1,503,412

	December 31,
	2013	2012	2011
	Successor	Successor	Successor
Geographic location of long-lived assets (1):
Domestic	$—	$—	$—
United States	224,789	287,700	360,365
Other foreign	108,936	100,782	184,982
Total long-lived assets	$333,725	$388,482	$304,764
_____________________________
(1)Long-lived assets exclude intangible assets.

NOTE 16.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Successor	Successor	Successor	Successor
Revenue	$415,884	$432,679	$440,561	$469,787
Gross profit	$262,302	$282,972	$288,664	$304,809
Operating earnings (loss)	$35,532	$11,131	$(369,866)	$58,180
Loss from continuing operations	$(43,371)	$(61,947)	$(398,306)	$(51,731)
Loss from discontinued operations	$(1,416)	$(628)	$(255)	$(1,004)
Net loss	$(44,787)	$(62,575)	$(398,561)	$(52,735)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Successor	Successor	Successor	Successor
Revenue	$432,533	$438,115	$435,873	$439,932
Gross profit	$239,366	$251,864	$276,450	$285,989
Operating earnings	$2,593	$26,797	$66,563	$62,092
Loss from continuing operations	$(84,998)	$(54,602)	$(37,844)	$(56,171)
Earnings (loss) from discontinued operations	$(5,680)	$(32)	$2,032	$95,878
Net earnings (loss)	$(90,678)	$(54,634)	$(35,812)	$39,707

NOTE 17.     Guarantor Condensed Consolidating Financial Statements

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

In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of December 31, 2013, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2013
(in thousands)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$87,771	$118	$118,662	$—	$206,949
Accounts receivable, net	—	184,723	71,457	151,398	—	407,578
Inventories, net	—	54,809	101,779	101,751	(76,772)	181,567
Deferred income taxes	—	14,991	6,610	2,020	—	23,621
Prepaid expenses and other	—	35,832	5,434	321,427	(309,532)	53,161
Intercompany receivables	166	1,687,528	2,326,181	21,241	(4,035,116)	—
Total current assets	564	2,065,654	2,511,579	716,499	(4,421,420)	872,876
Net property, plant and equipment	—	311,122	80,963	223,987	(282,347)	333,725
Debt issuance costs, net	—	102,054	—	—	—	102,054
Deferred income taxes	—	—	—	31,459	—	31,459
Goodwill	—	2,483,240	732,771	162,650	—	3,378,661
Identifiable intangible assets, net	—	361,640	1,829,452	358,109	—	2,549,201
Other non-current assets	—	715	192	94,662	(90,900)	4,669
Intercompany loan receivables	—	990,972	404,688	—	(1,395,660)	—
Intercompany investments	901,902	432,884	372,093	—	(1,706,879)	—
	$902,466	$6,748,281	$5,931,738	$1,587,366	$(7,897,206)	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$15,266	$14,929	$20,121	$—	$50,316
Accrued expenses and other	—	185,790	246,977	77,843	(181,635)	328,975
Intercompany payables	4,110	852,892	2,559,407	618,707	(4,035,116)	—
Current installments of long-term debt	—	26,311	—	—	—	26,311
Income taxes payable	—	—	3,368	—	—	3,368
Deferred income taxes	—	—	—	2,199	—	2,199
Total current liabilities	4,110	1,080,259	2,824,681	718,870	(4,216,751)	411,169
Long-term debt, net of current installments and discount	—	4,865,503	—	—	—	4,865,503
Non-current tax liabilities	—	28,850	4,284	20,548	—	53,682
Deferred income taxes	—	231,713	718,930	53,141	—	1,003,784
Other non-current liabilities	281	38,667	334	1,150	—	40,432
Intercompany loan payables	—	399,690	780,000	215,970	(1,395,660)	—
Total liabilities	4,391	6,644,682	4,328,229	1,009,679	(5,612,411)	6,374,570

Total equity	898,075	103,599	1,603,509	577,687	(2,284,795)	898,075
	$902,466	$6,748,281	$5,931,738	$1,587,366	$(7,897,206)	$7,272,645

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2013
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$608,256	$6,435	$135,561	$—	$750,252
Sales	—	295,530	875,183	679,340	(841,394)	1,008,659
Total revenue	—	903,786	881,618	814,901	(841,394)	1,758,911
Rental expenses	52	253,082	16,077	221,473	(132,089)	358,595
Cost of sales	113	296,788	533,094	261,199	(829,625)	261,569
Gross profit	(165)	353,916	332,447	332,229	120,320	1,138,747
Selling, general and administrative expenses	2,759	346,731	185,346	161,678	(339)	696,175
Research and development expenses	—	29,555	31,726	14,343	—	75,624
Acquired intangible asset amortization	—	80,042	73,794	34,735	—	188,571
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings	(2,924)	(102,412)	(401,819)	121,473	120,659	(265,023)
Non-operating intercompany transactions	—	58,867	123,951	(153,998)	(28,820)	—
Interest income and other	—	72,601	12,251	179	(83,429)	1,602
Interest expense	—	(431,882)	(70,623)	(801)	83,429	(419,877)
Loss on extinguishment of debt	—	(2,364)	—	—	—	(2,364)
Foreign currency gain (loss)	—	(16,723)	(179)	(5,316)	(8)	(22,226)
Derivative instruments gain (loss)	—	1,576	—	—	—	1,576
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,924)	(420,337)	(336,419)	(38,463)	91,831	(706,312)
Income tax expense (benefit)	—	(166,067)	7,955	7,155	—	(150,957)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,924)	(254,270)	(344,374)	(45,618)	91,831	(555,355)
Equity in earnings (loss) of subsidiaries	(555,734)	56,284	(46,074)	—	545,524	—
Earnings (loss) from continuing operations	(558,658)	(197,986)	(390,448)	(45,618)	637,355	(555,355)
Earnings (loss) from discontinued operations, net of tax	—	(3,091)	(46)	(456)	290	(3,303)
Net earnings (loss)	$(558,658)	$(201,077)	$(390,494)	$(46,074)	$637,645	$(558,658)
Total comprehensive income (loss)	$(560,284)	$(202,703)	$(392,120)	$(47,700)	$642,523	$(560,284)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2012
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$654,372	$6,641	$161,188	$—	$822,201
Sales	—	292,303	421,341	547,346	(336,738)	924,252
Total revenue	—	946,675	427,982	708,534	(336,738)	1,746,453
Rental expenses	2	288,143	5,889	259,308	(109,896)	443,446
Cost of sales	88	240,146	141,522	236,766	(369,184)	249,338
Gross profit	(90)	418,386	280,571	212,460	142,342	1,053,669
Selling, general and administrative expenses	1,991	327,223	133,712	140,549	(694)	602,781
Research and development expenses	—	26,310	36,360	9,189	—	71,859
Acquired intangible asset amortization	—	102,954	77,752	40,278	—	220,984
Operating earnings	(2,081)	(38,101)	32,747	22,444	143,036	158,045
Non-operating intercompany transactions	—	100,690	329,531	(474,480)	44,259	—
Interest income and other	—	73,114	12,251	177	(84,713)	829
Interest expense	—	(478,756)	(72,458)	(121)	84,713	(466,622)
Loss on extinguishment of debt	—	(31,481)	—	—	—	(31,481)
Foreign currency gain (loss)	—	(7,822)	294	(5,473)	—	(13,001)
Derivative instruments gain (loss)	—	(31,433)	—	—	—	(31,433)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,081)	(413,789)	302,365	(457,453)	187,295	(383,663)
Income tax expense (benefit)	—	(140,681)	48,534	(57,901)	—	(150,048)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,081)	(273,108)	253,831	(399,552)	187,295	(233,615)
Equity in earnings (loss) of subsidiaries	(139,336)	(60,960)	(375,553)	—	575,849	—
Earnings (loss) from continuing operations	(141,417)	(334,068)	(121,722)	(399,552)	763,144	(233,615)
Earnings from discontinued operations, net of tax	—	4,546	41,410	23,999	22,243	92,198
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Total comprehensive income (loss)	$(136,093)	$(324,198)	$(74,988)	$(370,229)	$769,415	$(136,093)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the period from November 4 through December 31, 2011
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$114,296	$410	$28,256	$—	$142,962
Sales	—	52,108	71,928	105,860	(68,094)	161,802
Total revenue	—	166,404	72,338	134,116	(68,094)	304,764
Rental expenses	—	59,157	618	48,612	(23,245)	85,142
Cost of sales	11	70,472	24,188	40,860	(91,770)	43,761
Gross profit	(11)	36,775	47,532	44,644	46,921	175,861
Selling, general and administrative expenses	288	170,023	13,097	35,429	(1,120)	217,717
Research and development expenses	—	7,118	5,631	1,368	—	14,117
Acquired intangible asset amortization	—	4,227	10,466	1,766	—	16,459
Operating earnings	(299)	(144,593)	18,338	6,081	48,041	(72,432)
Non-operating intercompany transactions	—	49,423	10,426	(60,043)	194	—
Interest income and other	—	11,453	2,042	100	(13,447)	148
Interest expense	—	(107,088)	(11,389)	(22)	13,447	(105,052)
Foreign currency gain (loss)	—	25,406	(94)	(3,529)	—	21,783
Derivative instruments gain (loss)	—	(9,473)	—	—	—	(9,473)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(299)	(174,872)	19,323	(57,413)	48,235	(165,026)
Income tax expense (benefit)	—	(40,912)	(322)	(5,096)	—	(46,330)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(299)	(133,960)	19,645	(52,317)	48,235	(118,696)
Equity in earnings (loss) of subsidiaries	(114,570)	397	(50,775)	—	164,948	—
Earnings (loss) from continuing operations	(114,869)	(133,563)	(31,130)	(52,317)	213,183	(118,696)
Earnings from discontinued operations, net of tax	—	(710)	2,125	1,542	870	3,827
Net earnings (loss)	$(114,869)	$(134,273)	$(29,005)	$(50,775)	$214,053	$(114,869)
Total comprehensive income (loss)	$(120,710)	$(140,114)	$(34,846)	$(56,616)	$231,576	$(120,710)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the period from January 1 through November 3, 2011
	Predecessor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$594,764	$1,455	$150,597	$—	$746,816
Sales	—	253,341	315,939	429,085	(241,769)	756,596
Total revenue	—	848,105	317,394	579,682	(241,769)	1,503,412
Rental expenses	—	296,247	1,364	205,596	(152,295)	350,912
Cost of sales	—	192,704	92,320	207,042	(301,139)	190,927
Gross profit	—	359,154	223,710	167,044	211,665	961,573
Selling, general and administrative expenses	—	369,911	93,321	102,313	(33)	565,512
Research and development expenses	—	36,898	24,343	8,360	—	69,601
Acquired intangible asset amortization	—	—	29,519	—	—	29,519
Operating earnings	—	(47,655)	76,527	56,371	211,698	296,941
Non-operating intercompany transactions	—	85,085	113,318	(210,403)	12,000	—
Interest income and other	—	747	26,920	231	(26,926)	972
Interest expense	—	(88,697)	9	(169)	26,926	(61,931)
Foreign currency gain (loss)	—	(284)	409	6	—	131
Derivative instruments gain (loss)	—	(2,909)	—	—	—	(2,909)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	—	(53,713)	217,183	(153,964)	223,698	233,204
Income tax expense (benefit)	—	(7,153)	78,561	2,959	—	74,367
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	—	(46,560)	138,622	(156,923)	223,698	158,837
Equity in earnings (loss) of subsidiaries		2,687	(139,737)	—	137,050	—
Earnings (loss) from continuing operations	—	(43,873)	(1,115)	(156,923)	360,748	158,837
Earnings from discontinued operations, net of tax	—	3,114	3,802	17,186	7,999	32,101
Net earnings (loss)	$—	$(40,759)	$2,687	$(139,737)	$368,747	$190,938
Total comprehensive income (loss)	$—	$(37,833)	$4,523	$(137,901)	$365,075	$193,864

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2013
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(558,658)	$(201,077)	$(390,494)	$(46,074)	$637,645	$(558,658)
Adjustments to reconcile net earnings (loss) to net cash provided	4,673	244,257	263,245	292,384	(109,122)	695,437
Net cash provided (used) by operating activities	(553,985)	43,180	(127,249)	246,310	528,523	136,779
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(196,988)	(17,274)	(111,118)	247,053	(78,327)
Business acquired in purchase transaction, net of cash acquired	—	—	(64,938)	(413,810)	—	(478,748)
Increase in identifiable intangible assets and other non-current assets	—	(453)	(6,419)	125	—	(6,747)
Net cash provided (used) by investing activities	—	(197,441)	(88,631)	(524,803)	247,053	(563,822)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Settlement of profits interest units	(176)	—	—	—	—	(176)
Repayments of long-term debt and capital lease obligations	—	(67,133)	(2,257)	(6)	—	(69,396)
Debt issuance costs	—	(20,477)	—	—	—	(20,477)
Proceeds (payments) on intercompany loans	—	(157,416)	(58,554)	215,970	—	—
2013 acquisition financing
Proceeds from senior credit facility	—	349,563	—	—	—	349,563
Payment of debt issuance costs	—	(7,340)	—	—	—	(7,340)
Proceeds (payments) on intercompany investments	555,733	(131,953)	276,809	74,987	(775,576)	—
Net cash provided (used) by financing activities	553,985	(34,756)	215,998	290,951	(775,576)	250,602
Effect of exchange rate changes on cash and cash equivalents	—	—	—	240	—	240
Net increase (decrease) in cash and cash equivalents	—	(189,017)	118	12,698	—	(176,201)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$87,771	$118	$118,662	$—	$206,949

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2012
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Adjustments to reconcile net earnings (loss) to net cash provided	4,268	449,431	(141,711)	141,795	(149,673)	304,110
Net cash provided (used) by operating activities	(137,149)	119,909	(222,023)	(233,758)	635,714	162,693
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(96,931)	(25,244)	(70,550)	109,057	(83,668)
Proceeds from disposition of assets held for sale	—	74,576	72,335	97,406	—	244,317
Business acquired in purchase transaction, net of cash acquired	—	(15,097)	—	—	—	(15,097)
Increase in identifiable intangible assets and other non-current assets	—	5,881	(7,795)	897	—	(1,017)
Cash used to acquire entity	—	—	—	—	—	—
Net cash provided (used) by investing activities	—	(31,571)	39,296	27,753	109,057	144,535
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Distribution to limited partners	(2,199)	—	—	—	—	(2,199)
Repayments of long-term debt and capital lease obligations	—	(118,777)	—	10	—	(118,767)
Payment of debt issuance costs	—	(18,410)	—	—	—	(18,410)
Proceeds (payments) on intercompany loans	—	15,783	(90,803)	75,020	—	—
Proceeds (payments) on intercompany investments	139,096	168,265	273,530	163,880	(744,771)	—
2012 refinancing of senior credit facility
Payment of debt issuance costs		(1,063)				(1,063)
Net cash provided (used) by financing activities	137,136	45,798	182,727	238,910	(744,771)	(140,200)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Net increase (decrease) in cash and cash equivalents	(13)	134,136	—	33,601	—	167,724
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$398	$276,788	$—	$105,964	$—	$383,150

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the period November 4 through December 31, 2011
	Successor
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(114,869)	$(134,273)	$(29,005)	$(50,775)	$214,053	$(114,869)
Adjustments to reconcile net earnings (loss) to net cash provided	299	(1,787,282)	1,296,975	591,299	(63,996)	37,295
Net cash provided (used) by operating activities	(114,570)	(1,921,555)	1,267,970	540,524	150,057	(77,574)
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(38,479)	(6,360)	(46,262)	61,251	(29,850)
Dispositions of assets subject to leveraged lease, net	—	7,435	—	—	—	7,435
Increase in identifiable intangible assets and other non-current assets	—	1,261,578	(1,248,161)	(103,896)	89,262	(1,217)
Cash used to acquire entity	—	(2,611,846)	(1,716,581)	(856,932)	—	(5,185,359)
Net cash provided (used) by investing activities	—	(1,381,312)	(2,971,102)	(1,007,090)	150,513	(5,208,991)
Cash flows from financing activities:
Capital contributions from limited partners	1,714,398	—	—	—	—	1,714,398
Distribution to limited partners	(543)	—	—	—	—	(543)
Repayments of long-term debt and capital lease obligations	—	(1,532,652)	(989)	(489)	—	(1,534,130)
Proceeds (payments) on intercompany loans	—	(449,648)	524,668	(75,020)	—	—
Settlement of convertible debt warrants	—	(280,220)	—	—	—	(280,220)
Settlement of convertible debt hedges	—	314,856	—	—	—	314,856
KCI acquisition financing:
Proceeds from B1, B2, 2nd lien notes and unsecured notes	—	4,685,896	—	—	—	4,685,896
Payments on senior credit facility	—	(106,076)	—	—	—	(106,076)
Purchase of interest rate caps	—	(2,150)	—	—	—	(2,150)
Proceeds (payments) on intercompany investments	(1,598,874)	179,279	1,179,453	540,712	(300,570)	—
Net cash provided (used) by financing activities	114,981	2,809,285	1,703,132	465,203	(300,570)	4,792,031
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,925)	—	(1,925)
Net increase in cash and cash equivalents	411	(493,582)	—	(3,288)	—	(496,459)
Cash and cash equivalents, beginning of period	—	636,234	—	75,651	—	711,885
Cash and cash equivalents, end of period	$411	$142,652	$—	$72,363	$—	$215,426

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

Schedule II

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years ended December 31, 2013
(in thousands)

Description	Balances at January 1, 2011	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at November 3, 2011

Accounts receivable realization reserves	$97,005	$6,038	$59,605	(1)	$81,573	$81,075

Inventory reserve	$15,913	$18,452	$—		$18,641	$15,724

Deferred tax asset valuation allowance	$15,335	$2,912	$—		$—	$18,247

Description	Balances at November 4, 2011	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2011

Accounts receivable realization reserves	$81,075	$1,056	$11,999	(1)	$72,979	$21,151

Inventory reserve	$15,724	$4,363	$—		$18,113	$1,974

Deferred tax asset valuation allowance	$18,247	$—	$—		$—	$18,247

Description	Balances at January 1, 2012	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2012

Accounts receivable realization reserves	$21,151	$5,318	$124,616	(1)	$74,547	$76,538

Inventory reserve	$1,974	$22,287	$—		$14,361	$9,900

Deferred tax asset valuation allowance	$18,247	$1,025	$—		$—	$19,272

Description	Balances at January 1, 2013	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2013

Accounts receivable realization reserves	$76,538	$3,968	$70,472	(1)	$74,864	$76,114

Inventory reserve	$9,900	$11,662	$—		$11,274	$10,288

Deferred tax asset valuation allowance	$19,272	$29,064	$7,608		$—	$55,944

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors, and equity holders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. On October 28, 2013, the Company closed on its acquisition of Systagenix. The Company evaluated the significance of Systagenix and determined that Systagenix did not meet the quantitative thresholds of a significant subsidiary as defined in Regulation S-X Rule 1-02. Due to the timing of the acquisition, management has excluded Systagenix from its report of internal control over financial reporting as of December 31, 2013.

Based on the results of this assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

Date: March 10, 2014

/s/ Joseph F. Woody
Joseph F. Woody
President and Chief Executive Officer

/s/ Robert P. Hureau
Robert P. Hureau
Executive Vice President and Chief Financial Officer

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

Name	Age	Position
William J. Gumina	43	Director; Chairman of the Board
James G. Carlson	61	Director
Steven Dyson	40	Director
Timothy Guertin	64	Director
Erik Levy	39	Director
John F. Megrue Jr.	55	Director
Jim A. Pittman	50	Director
Warren Roll	38	Director
Joseph F. Woody	48	Director; President and Chief Executive Officer

Biographical information concerning the directors of GP is set forth below.
William "Buddy" J. Gumina joined as a Director on November 4, 2011, and currently serves as Chairman of the Board. He joined Apax Partners in 1998 and serves as a Partner and Global Co-head of Apax's Healthcare team. Prior to joining Apax, Mr. Gumina worked in investment banking from 1992 to 1994, while employed by Kidder, Peabody, and in private equity from 1996 to 1998, while employed by Donaldson, Lufkin & Jenrette Merchant Banking Partners. Throughout his tenure as a finance professional, he has worked on deals involving large healthcare organizations such as TriZetto, Qualitest Pharmaceuticals, Spectrum Laboratories, Encompass Home Health, Voyager HospiceCare and MagnaCare Holdings. Currently, Mr. Gumina serves as a Director and Chairman of the Compensation Committee of TriZetto and One Call Care Management, and as a Director of Rue 21. He holds a Bachelor's degree in Political Science from Yale University and a Master of Business Administration degree from Harvard Graduate School of Business Administration. We believe Mr. Gumina's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Gumina also possesses company board experience.
James G. Carlson joined as a Director on June 1, 2013. Mr. Carlson served as chief executive officer of Amerigroup from 2007 through 2012, becoming chairman of the company’s board of directors in 2008. Previously, he served as Amerigroup’s president and chief operating officer, a position he held since 2003. Earlier in his career, Mr. Carlson was an executive vice president of UnitedHealth Group. Mr. Carlson is also the founder of HealthSpring, a physician group practice management company, and cofounder of Workscape, a software company that later was acquired by ADP. He began his career with the Prudential Insurance Company of America. Mr. Carlson is currently a member of the board of directors for Omnicare, Inc. We believe Mr. Carlson’s qualifications to serve on our board of directors include his extensive leadership, business and financial experience related to the healthcare industry. Mr. Carlson also possesses company board experience.

Steven Dyson joined as a Director on November 4, 2011. Mr. Dyson began his employment at Apax Partners in 2000. Currently, he is a Partner and Co-Head of the Healthcare team in London. Mr. Dyson has worked on many significant deals with companies such as Unilabs, Capio, General Healthcare Group and Zeneus Pharma and most recently OneCall Care Management. Prior to joining Apax, Mr. Dyson worked at McKinsey & Co. He currently serves as a Director and a member of the Compensation Committee of Unilabs, a Director and the Chairman of the Audit and Compliance Committees of OneCall Care Management, and as a Director of several subsidiary holding companies of General Healthcare Group. Mr. Dyson earned a Master's degree in Biochemistry from Oxford University and a Doctor of Philosophy degree in Biology from Cambridge University. We believe Mr. Dyson's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Dyson also possesses company board experience.

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

John F. Megrue Jr. joined as a Director on November 4, 2011. Mr. Megrue joined Apax Partners in 2005 and currently serves as Chairman of Apax Partners U.S. Mr. Megrue is a member of the Global Executive Committee, Investment and Approval Committees, and the Global Co-Head of Retail & Consumer Group. He originally joined Apax in 1988; and rejoined in 2005 from Saunders, Karp & Megrue. Mr. Megrue graduated with a BS in Mechanical Engineering from Cornell University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Megrue is an active Board member of the following Apax portfolio companies: Advantage Sales & Marketing, Rue21 and Cole Haan. Mr. Megrue is currently chairing the Business Leadership Council for the Global Plan Towards the Elimination of New HIV Infections Among Children by 2015. Mr. Megrue also serves as a Director on the Board of Millennium Promise, as well as Grameen America. We believe Mr. Megrue brings to the board of directors extensive leadership, operations, financial, business, and strategic planning experience. Mr. Megrue also possesses company board experience.

Jim A. Pittman joined as a Director on November 4, 2011. Mr. Pittman joined PSP Investments as Vice President of Private Equity in February of 2005 and has co-led the strategy and investment of an over $6 billion international Private Equity portfolio, including $2.2 billion of direct deals and co-investments. From 2002 to 2005, he was Executive Vice-President and CFO of Provincial Aerospace, an internationally diversified aerospace and aviation operations company focused on aircraft modifications and operations. Prior to Provincial, he was CFO and co-owner of two other operating businesses in the areas of technology and pharmaceutical clinical trials. Mr. Pittman received his Chartered Accountant designation in 1990 while articling with Deloitte & Touche, and he currently sits on the Board of Directors for Telesat Canada, Haymarket Financial and Noodles and Company, and Noranco Inc. and is a former Board member of Herbal Magic Inc. and The Institutional Limited Partners Association. We believe Mr. Pittman brings to the board of directors extensive leadership, operations, financial, accounting, business, and strategic planning experience. Mr. Pittman also possesses company board experience.

Warren Roll joined as a Director on November 4, 2011. Mr. Roll serves as a Senior Director of PSP Investments Private Equity, which he joined in February 2011. He has over 14 years of experience financing healthcare, technology and media companies. From 2008 to 2011, Mr. Roll served as a Director at Aver Media, an international media fund specialized in financing and advising media and new media companies globally. Prior to Aver, he was Vice President, Investment Banking, at Blackmont Capital and an investment banker at Desjardins Securities, where he helped raise in excess of $800 million for Canadian public and private companies. Mr. Roll holds a Bachelor's and Master's degree from the Richard Ivey School of Business at the University of Western Ontario, and he currently sits on the Board of Directors for Noranco Inc. We believe Mr. Roll's qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Roll also possesses company board experience.

Joseph F. Woody joined as a Director on April 24, 2012 and currently serves as president and chief executive officer for the Company. Woody has more than 20 years experience in the healthcare sector. Prior to joining KCI in November 2011, Woody served as global president of Vascular Therapies for Covidien. At Covidien, he was responsible for the $2.6B acquisition and integration of ev3. Previously, Woody served as global president, Smith & Nephew Advanced Wound Management, and held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems. Mr. Woody is currently a member of the board of directors of the Advanced Wound Medical Technology Association (AdvaMed) and is chair of the Wound Healing and Tissue Regeneration Sector. We believe Mr. Woody's qualifications to serve on our board of directors include his extensive experience in the negative pressure wound therapy and advanced wound management market, along with his significant acquisitions and integration experience in the healthcare industry. As the President and Chief Executive Officer of the Company, Mr. Woody delivers significant experience to our board of directors in terms of leadership, industry, operations, risk management, financial and strategic planning, as well as in-depth knowledge of our Advanced Wound Therapeutics and Regenerative Medicine businesses. Mr. Woody also possesses company board experience.

Information Concerning our Executive Officers
The following is information about our executive officers:

Name	Age	Position
Joseph F. Woody	48	Director, President and Chief Executive Officer
Robert P. Hureau	46	Executive Vice President, Chief Financial Officer
John T. Bibb	41	Executive Vice President, General Counsel and Secretary
Peter Arnold	52	Senior Vice President of Innovation and Strategic Marketing
David Ball	55	Senior Vice President, Operations
Philip M. Croxford	53	Senior Vice President, LifeCell
James L. Cunniff	49	Senior Vice President, Americas
William “Butch” F. Hulse IV	40	Chief Compliance Officer; Senior Vice President, Enterprise Risk Management
Peter W. Huntley	53	Senior Vice President, Systagenix
Teresa A. Johnson	48	Vice President, U.S. Home Care and Former Interim Chief Financial Officer
Rohit Kashyap, Ph.D.	43	Senior Vice President, Strategy and Business Development
David A. Lillback	66	Senior Vice President, Human Resources
Michael E. Mathews	51	Senior Vice President, International
Ronald P. Silverman, M.D., FACS	44	Senior Vice President, Chief Medical Officer

Biographical information of our executive officers is set forth below:
Joseph F. Woody, the President and Chief Executive Officer of the Company, also serves as a Director of GP. Mr. Woody’s biographical information is set forth above under the caption “Information Concerning our Directors.”
Robert P. Hureau joined KCI in May 2013 and serves as the Company’s Executive Vice President, Chief Financial Officer. Mr. Hureau has over 20 years of experience in capital markets and financial accounting, reporting, planning and analysis. Prior to joining KCI in 2013, Mr. Hureau spent six years at Sensata Technologies Holding N.V., most recently as Senior Vice President, Chief Financial Officer. Previously, Mr. Hureau held various finance leadership positions with Brooks Eckerd Pharmacy and Ocean Spray Cranberries, Inc. He began his career at Coopers & Lybrand and is a certified public accountant.
John T. Bibb joined KCI in 2003 and currently serves as Executive Vice President, General Counsel and Secretary. Mr. Bibb previously served as Associate General Counsel, Corporate, Securities, Mergers and Acquisitions and was promoted to his current role of General Counsel in April 2011. Prior to joining KCI, Mr. Bibb practiced law at the law firms of Baker Botts, L.L.P. and Cox Smith Matthews Incorporated. As the Executive Vice President, General Counsel of Kinetic Concepts, Inc., Mr. Bibb brings to our board of directors extensive leadership, industry, risk management, and strategic planning experience, as well as in-depth knowledge of our KCI business.
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

David Ball, our Senior Vice President, Quality and Operations, joined KCI in May 2011. Prior to joining KCI, Mr. Ball spent 30 years holding various leadership positions at GE, Hill-Rom and Harris Corporation. Most recently Mr. Ball served as Vice President and Global and General Manager, Premium Business Segment, Surgical Imaging at GE Healthcare. During his tenure at GE, he led global R&D, quality, sustaining engineering and marketing teams focused on best-in-class surgical products as well as full FDA compliance.
Philip M. Croxford, joined LifeCell in December 2012 and currently serves as Senior Vice President, LifeCell. Mr. Croxford previously served as Senior Vice President, Commercial for LifeCell and was promoted to his current role in October 2013. Prior to joining LifeCell, Mr. Croxford was Chief Executive Officer and President of ArjoHuntleigh, North America, a member of the Getinge AB group, since 2008. Previously, Mr. Croxford held various leadership positions with Draeger Medical, Inc., Arrow International, Inc. and Johnson & Johnson Ethicon, Inc. Mr. Croxford is currently a member of the board of directors of Vital Therapies, Inc.
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
William “Butch” F. Hulse IV, is our Chief Compliance Officer and Senior Vice President Enterprise Risk Management. In this role Mr. Hulse is responsible for the Company's global compliance program and risk management programs. Mr. Hulse joined KCI in 2008 as associate general counsel with global responsibility for KCI's litigation and dispute resolution functions, taking on additional responsibilities over time. Prior to joining KCI, Mr. Hulse was a shareholder with the law firm Cox Smith Matthews Incorporated where his practice was devoted to complex commercial litigation.

Teresa Johnson, currently serves as Vice President, Sales, South Central Region. Prior to that she served as our Vice President and interim Chief Financial Officer from July 2012 to April 2013. Johnson has been with KCI for more than a decade serving in various leadership roles in finance and operations. Before joining KCI in 2002, Ms. Johnson spent 14 years working for top public accounting firms, including Arthur Andersen LLP and Price Waterhouse LLP.

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
Peter W. Huntley¸ our Senior Vice President, Systagenix, joined KCI in October 2013. Mr. Huntley has more than 15 years of experience in the healthcare industry and was most recently chief executive officer of Corin Group plc. Previously, Mr. Huntley was a member of the executive committee at Smith & Nephew for 10 years, where he was most recently Group Director, Indirect Markets.
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
The current members of the Audit Committee are Steven Dyson, Erik Levy and Warren Roll. We do not have an “audit committee financial expert,” as that term is defined by SEC rules, however we feel each committee member's background and financial sophistication is sufficient to fulfill the duties of the Audit Committee. In addition, the Audit Committee has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate.

Code of Ethics

Our Code of Ethics for Chief Executive and Senior Financial Officers and our KCI Code of Conduct can be found at www.kci1.com on the Investor Relations and Corporate Compliance pages, respectively. Our LifeCell Code of Conduct can be found at www.lifecell.com on the Corporate page. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Codes of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

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
Named Executive Officers
We will report compensation for the following executive officers for fiscal year 2013:

•	Joseph F. Woody, President and Chief Executive Officer

•	Robert P. Hureau, Executive Vice President and Chief Financial Officer

•	Peter Arnold, Senior Vice President Innovation and Strategic Marketing, KCI

•	Philip M. Croxford, Senior Vice President, LifeCell

•	Michael E. Mathews, Senior Vice President, International, KCI

•	Teresa A. Johnson, Vice President, Sales, South Central Region and former Interim Chief Financial Officer, KCI

•	Lisa N. Colleran, former President and Chief Executive Officer, LifeCell

Mr. Hureau was hired as the Executive Vice President and Chief Financial Officer on May 1, 2013. Ms. Colleran separated from LifeCell on April 12, 2013, and Mr. Woody was appointed CEO for LifeCell. On October 23, 2013 Mr. Croxford was promoted to Senior Vice President of LifeCell. Compensation for Ms. Johnson is disclosed because she was the interim Chief Financial Officer prior to Mr. Hureau’s appointment as Executive Vice President and Chief Financial Officer.

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
To meet these objectives, our compensation program balances short-term and long-term goals and mixes fixed and performance-based compensation related to the overall financial performance of the Company. The compensation program is intended to reinforce the importance of performance and accountability at various operational levels, and a significant portion of total compensation is provided in the form of cash compensation incentives that reward performance as measured against established financial goals. Each element of our compensation program is reviewed individually and considered collectively with the other elements of our compensation program to ensure that it is consistent with the goals and objectives of both that particular element of compensation and our overall compensation program.
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
The Chief Executive Officer, the Senior Vice President of Human Resources, and the General Counsel attend regular compensation committee meetings but do not participate in discussions relating to the determination of their own compensation. The Chief Executive Officer makes salary, bonus and equity grant recommendations with respect to the named executive officers to the compensation committee. The Human Resources, Finance and Legal departments provide support to the compensation committee. However, each meeting concludes with an executive session during which only the compensation committee members are present.
The day-to-day design and administration of compensation plans and policies applicable to our employees in general are handled by the Human Resources, Finance, and Legal departments of the Company. The compensation committee remains responsible for overall administration and maintenance of our compensation plans and policies.
Throughout 2013, Towers Watson, an independent consultant on executive compensation (the “compensation consultant”), provided the compensation committee with assistance in analyzing the Company's compensation strategy, including generating data discussed under the sections entitled “Peer Group” and “Competitive Market Surveys” below. The compensation consultant was directed by the compensation committee to identify trends in executive compensation, assist the compensation committee with the determination of pay programs, assess competitive pay levels and mix (e.g., proportion of base salary to incentive pay, proportion of annual incentives to long-term incentives, and benefits), and advise the compensation committee on establishing appropriate compensation levels for our named executive officers. Towers Watson was retained and directed by the compensation committee and did not provide additional services to the Company or management during 2013.

Compensation Committee Interlocks and Insider Participation
The following directors of Chiron Holdings GP, Inc. served as members of our Compensation Committee during fiscal year 2013; William J. Gumina (Chairman), Timothy E. Guertin, Erik Levy and Jim Pittman. During fiscal year 2013, no members of the Compensation Committee were officers or employees of the Company or any of its subsidiaries. During fiscal year 2013, none of our executive officers served on the Board of Directors or Compensation Committee of another entity one or more of whose executive officers served as a member of our Board of Directors or Compensation Committee.
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

The audit committee has responsibility for oversight of our internal audit function and receives regular updates from management on risk management initiatives undertaken by the Company. The audit committee provides the Board of Directors with regular updates on our enterprise risk management programs and any significant changes in identified risks and changes in risk management programs. The compliance committee assists the audit committee in its periodic review of our compliance with laws and regulations and the results of internal compliance programs. The compensation committee, with input from the audit and compliance committees, conducts periodic reviews of our incentive compensation arrangements and practices to assess the extent to which such arrangements and practices encourage excessive risk-taking behavior by executive officers and employees. The review takes into account the degree to which our incentive plans match our business strategy and shareholder interests, upside limits or controls on maximum payouts, the balance of performance measures in plans, and the Board of Director's ability to make changes in the plan as necessary. Based on the compensation committee's reviews and input, we believe the design of the Company’s compensation plans and programs for our employees will not create risks that would have a material adverse effect on the Company and do not have a reasonable probability of motivating excessive risk-taking that could have a material adverse effect on the Company. The compensation committee is authorized to alter or recommend to the Board of Directors alterations to incentive compensation arrangements as necessary to manage appropriate risk-taking behavior.

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

Peer Group

The compensation committee compares our compensation elements against a peer group of medical device and other companies with size and growth characteristics similar to the Company based upon data and recommendations from the compensation consultant. The compensation committee annually evaluates the peer group and will make changes to the peer group from time to time, as it deems appropriate. For 2013, CareFusion Corporation and Hanger Inc. were added to the peer group and Lincare Holdings Inc. and Wright Medical Group Inc. were removed from the peer group. Hanger Inc. was added to the peer group in August 2013. Lincare Holdings Inc. and Wright Medical Group Inc. were removed from the peer group in August 2013 and October 2013, respectively. Lincare Holdings Inc. was bought by the Linde Group and Wright Medical Group Inc. announced the sale of its hip and knee business in 2013. The changes to the peer group brought the group more in line with the size and scope of the Company. The companies comprising our 2013 peer group are:

•	CareFusion Corporation • Hospira, Inc.

•	C.R. Bard, Inc. • IDEXX Laboratories, Inc.
•Dentsply International, Inc.            • Lincare Holdings Inc. (removed August 2013)
•Edwards Lifesciences Corporation            • ResMed Inc.
•Haemonetics Corp.                • Teleflex Incorporated
•Hanger Inc. (added August 2013)            • Varian Medical Systems, Inc.
•Hill-Rom Holdings Inc.                • Wright Medical Group Inc. (removed October 2013)
•Hologic Inc.                    • Zimmer Holdings, Inc.

Competitive Market Surveys

Typically, the compensation committee obtains compensation market analyses on an annual basis from the compensation consultant in order to understand the competitive positioning of our executive pay practices and to assist with the committee's determinations on the appropriate level and mix of executive compensation. The market analyses include a review of proxy disclosure information from our competitive peer group and three survey sources that reflect the life sciences, medical products, and general industry segments. All compensation survey information is derived from our compensation consultant. All 2012 survey data was sized to best approximate our revenue of $1.6 billion, giving us results that are appropriate for our revenue size among our peer and industry group.
Elements of Compensation
We seek to reward executives for measurable results in meeting and exceeding objectives and to reinforce a sense of ownership, entrepreneurial spirit and long-term shareholder value. Consistent with this philosophy, we use multiple components of executive compensation, with an emphasis on variable compensation and long-term incentives. The Company's performance-based compensation elements are guided by the compensation committee’s long term objectives of maintaining market competitiveness and retention value, while recognizing current performance. The main elements of our compensation for executives are base salary, annual incentive bonus, long-term incentives, and benefits, as discussed in more detail in the following paragraphs.
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
Joseph F. Woody was hired as President of KCI's former Active Healing Solutions business unit in November 2011 and was promoted to the position of President and Chief Executive Officer of KCI in January 2012. He assumed the role of interim Chief Executive Officer for LifeCell April 2013 and was promoted to the role of President and Chief Executive Officer of LifeCell in September 2013. Mr. Woody's base salary in 2011 and 2012 was $625,000. Effective January 1, 2013 the Compensation Committee authorized a base salary increase from $625,000 to $825,000 for Mr. Woody, which placed him between the 25th and 50th percentile, based on market analyses provided by the compensation consultant.
In 2013, when compared to the competitive market surveys obtained by the compensation consultant, the base salaries for Mr. Arnold and Mr. Hureau approximate the 50th percentile, and Mr. Mathew’s base salary is near the 75th percentile of the market data. The base salary for Mr. Croxford in his role as Senior Vice President, LifeCell, approximates the 75th percentile compared to the competitive market surveys obtained by the compensation consultant. In her role as the interim Chief Financial Officer, Ms. Johnson’s base salary is below the 25th percentile of the market data, but this was expected in light of the short-term, temporary assignment. All of these comparisons were within an expected range of the targeted percentile of the market, and were established in light of individual roles, responsibility levels and relative experience in each role. Effective April 1, 2013, the compensation committee authorized base salary increases of 3% each for Mr. Mathews, Mr. Arnold, and Ms. Johnson. The increases, which were made as a result of strong performance in 2012, did not result in a significant change to our compensation position within our peer group. Mr. Croxford received a salary increase of 7.6% in September 2013 due to his increased responsibilities as Senior Vice President, LifeCell following the announcement that the operations of LifeCell would be integrated with those of KCI. No other named executive officers received base salary increases in 2013. Mr. Hureau joined the company in May 2013.

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

Target bonus percentages (as a percentage of base pay) for each named executive officer, when established, were generally targeted to approximate the 62nd to 75th percentile of market for comparable positions based on the benchmark data provided by the compensation consultant. This targeting is designed to create a “pay-at-risk” annual compensation profile. Based on this market analysis, in 2013 target bonuses for Mr. Woody, Mr. Mathews, Mr. Arnold, and Ms. Colleran were at 100%, 70%, 60% and 100% of base pay, respectively. In May, Mr. Hureau joined the Company with a target bonus percentage of 80%. Mr. Croxford was eligible to receive a prorated bonus to reflect his bonus target of 60%, which was in effect until he assumed the Senior Vice President, LifeCell role in September 2013, at which point his bonus target was increased to 70% for 2013. Ms. Johnson was eligible to receive a prorated bonus to reflect her target bonus of 80%, which was in effect while she served as interim Chief Financial Officer until she stepped down from that role in April 2013, at which point her target bonus was decreased to 40% for the remainder of 2013. The amount of the bonus actually paid was not determined with reference to the market data but rather with regard to the realization of the Company objectives and personal objectives described below.

The 2013 AIB was designed to reward participants for their contributions to the Company's achievement of established strategic and financial goals. Both KCI and LifeCell follow the same AIB plan design using the same financial metrics. The only difference between the KCI and LifeCell plan is in the weighting of each company's respective Consolidated Financial Metric (“CFM”) and scorecard goals. CFM and scorecard targets goals are specific to KCI and LifeCell. Bonus payments under the 2013 AIB for each company are based on the respective company's CFM, which consisted of financial performance targets for revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as defined in the Senior Credit Agreement and cash flows. The compensation committee retains discretion under the AIB to adjust actual results by removing the impact of foreign currency exchange rate fluctuations and unusual items in the calculation of the CFM. The calculated earned payout based on each adjusted CFM performance metric is adjusted between 10% and 20% for each 1% of outperformance or underperformance, as the case may be, against the respective CFM performance target. The 2013 AIB does not provide for bonuses if we fail to attain established minimums of performance versus target for certain CFM performance targets as established under the guidelines and approved by the compensation committee. Those thresholds are between 90% and 95% of target depending on the particular CFM performance metric.

Bonus payments under the 2013 AIB are also based on the achievement of the applicable company's Corporate Scorecard Objectives, which incorporate both operational and financial performance measures with target objectives specific to KCI or LifeCell, as applicable, and the Company's shared services operations. The specified target objectives, which are revised each year, are related to the following areas:

•	market penetration (account conversions and customer retention);

•	innovation (product pipeline targets);

•	geographic expansion (emerging markets);

•	execution (new product growth); and

•	employee satisfaction.

The scorecard is made up of objective goals that are aligned with our corporate strategy, financial goals, and operational goals. Threshold, target and stretch are defined for each scorecard goal. Actual results for each goal are provided after the end of the plan year and these results are then compared against the threshold, target and stretch levels to determine the achievement of each scorecard goal. Below threshold results receive 0% achievement, target receives 100% achievement, and stretch and above performance receives 150% achievement. Attainment between the threshold, target and stretch levels results in pro rated achievement. The final scorecard payout percentage is the simple average of the payout percentage for each goal. The resulting scoring for each of KCI and LifeCell is reviewed with the compensation committee to validate and approve the results.

A summary of the performance measures constituting the target CFM and the Corporate Scorecard Objectives is as follows (dollars in thousands):

	KCI Fiscal 2013		LifeCell Fiscal 2013
Performance Measure	Target(1)	Weighting	Target	Weighting
Revenue	$1,329,200	30%	$476,300	40%
EBITDA	$575,100	40%	$144,900	25%
Cash Flow(2)	$492,200	10%	$105,300	10%
Corporate Scorecard	100%	20%	100%	25%
(1)KCI target amounts include consolidated KCI results for the period from January 1, 2013 through October 28, 2013 and generally exclude the financial results for the Systagenix business, which was acquired October 28, 2013, for the period from October 28, 2013 through December 31, 2013.
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
No participant will be entitled to any payments under the 2013 AIB until the individual's award is approved by our compensation committee.

The table below summarizes the decisions of the Compensation Committee with regard to the annual performance bonus amounts for each named executive officer for fiscal year 2013.

Name	Base Salary Rate ($)	Target Bonus (%)	Target Bonus ($)	Consolidated Metric (%)	Individual Multiple (%)	Actual Bonus (%)	Actual Bonus ($)
Joseph F. Woody	825,000	100	825,000	86.7%	108%	93.6%	772,497
Robert P. Hureau(1)	337,179	80	269,744	86.7%	115%	79.8%	268,948
Teresa A. Johnson(2)	332,389	53	176,303	86.7%	100%	46.0%	152,854
Peter Arnold(3)	424,566	60	254,740	86.7%	109%	56.7%	240,737
Philip M. Croxford(4)	405,949	62.5	253,913	103.3%	108%	69.8%	283,275
Michael E. Mathews	412,169	70	288,519	86.7%	70%	42.5%	175,102
(1)Mr. Hureau’s 2013 base salary amount is pro rated, based on his May 2013 start date with the company.
(2)Ms. Johnson’s 2013 target bonus amount is pro rated to reflect her bonus target of 80%, which was in effect until she stepped down from the interim
CFO role in April 2013, at which point her bonus target was reduced to 40% for 2013.
(3)Mr. Arnold’s base salary rate is reflected in USD using a conversion rate of 1.6488 U.S. dollars per British pound.
(4)Mr. Croxford’s 2013 target bonus amount is pro rated to reflect his bonus target of 60%, which was in effect until he assumed the role of SVP,
LifeCell in September 2013, at which point his bonus target was increased to 70% for 2013.

In calculating the individual attainment multiple for each named executive officer under the 2013 AIB, the Compensation Committee considered the overall contribution of each named executive officer to the CFM, the Corporate Scorecard Objectives together with each executive’s accomplishment of his or her key personal objectives established for the 2013 fiscal year.

Mr. Woody’s individual performance was determined by the Compensation Committee in accordance with its annual CEO evaluation procedure, which included his own self-evaluation and an evaluation by each non-executive director of his overall performance and his contribution to the Company’s performance under the Consolidated Corporate Metric described above. As a result of this evaluation, the Compensation Committee assigned Mr. Woody the individual multiple of 108% set forth in the above table. The Compensation Committee based Mr. Woody’s individual multiple on his performance and accomplishments in 2013, including successfully leading the development and execution of the Company’s strategic plan and Corporate Scorecard Objectives.

Mr. Hureau’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2013, including:

•ensuring quality internal control environment with respect to financial reporting;

•supporting corporate development activities; and

•managing financial operations to achieve the Company’s financial performance targets.

The Compensation Committee determined that Mr. Hureau met or exceeded each of his objectives in assigning him the individual multiple set forth in the table above.

Ms. Johnson’s individual performance was determined based on her contribution to the Company’s Consolidated Corporate Metric described above, together with her accomplishment of personal objectives for 2013, including:

•ensuring quality internal control environment with respect to financial reporting;

•driving corporate and organizational efforts for the Company's finance organization; and

•managing financial operations to achieve the Company’s financial performance targets.

The Compensation Committee determined that Ms. Johnson realized met a substantial portion of her objectives in assigning her the individual multiple set forth in the table above.

Mr. Arnold’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2013, including:

•driving the new product pipeline for the AWT business;

•establishing global roll-out plans for new products in all key geographies; and

•developing products to support emerging markets revenue goals and expansion plans for 2013.

At the time the measures above were established, they were considered significant but achievable with rigorous personal commitment. The Compensation Committee determined that Mr. Arnold met or exceeded each of his objectives in assigning him the individual multiple set forth in the table above.
Mr. Croxford’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2013, including:

•achieving specified financial targets for the Company's Regenerative Medicine business;

•driving corporate and organizational efforts for the Company's Regenerative Medicine business; and

•achieving market expansion strategies and implementation plans for the Company's Regenerative Medicine business.
At the time the financial and performance measures above were established, they were considered significant but achievable with rigorous personal commitment. The Compensation Committee determined that Mr. Croxford met or exceeded each of his objectives in assigning him the individual multiple set forth in the table above.

Mr. Mathews’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2013, including:

•achieving specified financial targets for the Company's AWT business in core international markets;

•achieving specified financial targets for the Company's AWT business in emerging markets; and

•achieving specified financial targets for new AWT products in international markets.

At the time the financial measures above were established, they were considered significant but achievable with rigorous personal commitment, as they represented significant growth in emerging markets and new products and stabilization of the Europe, the Middle East and Africa regions. The Compensation Committee determined that Mr. Mathews realized most of his objectives in assigning him the individual multiple set forth in the table above.

Executive Long-Term Incentives
Long-Term Incentives Summary Tables
Our long-term incentive equity grant practices result in a significant portion of each named executive’s compensation being contingent on positive Company and individual performance. The following table illustrates the extent to which, over the last three fiscal years of the Company, named executive officer compensation has been comprised of such performance-based compensation.
In 2011, 2012 and 2013, our long-term incentive awards to executive officers were structured as described in the table below. Please refer to the “2013 Summary Compensation Table” for detailed information regarding individual awards to executives in the applicable years.

Award Year	LTI Award Element	Percentage of LTI Award Value(1)	Percentage of Shares Subject to Award(2)	Vesting Schedule
2011	Stock Options	32%	50%	Ratable vesting of 25% each year
	Performance-based Restricted Stock Units	68%	50%	Vesting, if any, determined at the end of the three-year performance period based on achievement of certain free cash flow targets
2011 Post Merger	Time-based Profits Interest Units	54%	50%	Ratable vesting of 25% each year
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors' multiple of invested capital upon the occurrence of certain defined exit events
2012	Time-based Profits Interest Units	54%	50%	25% vest on the first anniversary of grant; the remainder vest ratably on a quarterly basis thereafter
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors' multiple of invested capital upon the occurrence of certain defined exit events
2013	Time-based Profits Interest Units	54%	50%	25% vest on the first anniversary of grant; the remainder vest ratably on a quarterly basis thereafter
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors' multiple of invested capital upon the occurrence of certain defined exit events

(1)	As measured using the same factors and assumptions used in Footnote 4 to the “2013 Summary Compensation Table” below.

(2)	Calculated assuming vesting at target attainment.

Long-Term Incentive Program Design
Prior to the Merger, KCI historically placed significant emphasis on long-term incentives in executive compensation. Long-term incentives are designed to promote sustained shareholder value by encouraging executives to set and execute strategic goals that provide for continued long-term growth and profitability. Historically, KCI used an annual equity grant of stock options, restricted stock, restricted stock units and/or performance shares to motivate the performance of named executive officers. This combination of equity-based incentives was intended to align executives' interests with KCI's achievement of financial objectives that enhance shareholder value, and enable KCI to competitively attract, retain and motivate executive talent in a marketplace where such incentives are prevalent.
Prior to the Merger, the compensation committee targeted long-term incentive compensation for named executive officers between the 50th and 75th percentile of market for comparable positions based on the benchmark data. The value actually realized with respect to stock-based awards would depend on the Company's achievement of goals and stock price performance-based return. The Committee exercised judgment in determining the levels of annual equity grants, considering the competitiveness of grants relative to comparable positions within the benchmark data, relative job responsibilities, an executive's target cash and total compensation levels and an assessment of each executive's performance and potential, as well as retention considerations. In addition to market and individual considerations, the compensation committee of KCI also evaluated annual burn rates (share usage) and compensation expense in making annual executive compensation determinations.
Subsequent to the Merger, on November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. (“GP”), in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc., approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Named executive officers were eligible to participate in the incentive plan, pursuant to which recipients of profits interest units are eligible to share in the value realized by the Company’s private owners in a future liquidation event. The vesting of a portion of the awards will depend on the achievement of certain performance conditions based on achieving certain levels of multiple of invested capital and are subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The committee exercises judgment in determining the levels of profits interest unit awards, considering the competitiveness of the awards, relative job responsibilities, an executive’s target cash and total compensation levels and an assessment of each executive’s performance and potential, as well as retention considerations.
Long-Term Incentive Awards Description
Prior to the Merger in 2011, annual equity grants to the named executive officers were comprised of a combination of stock options and performance-based restricted stock units, with 50% of the shares subject to equity awards granted as performance-based restricted stock units, assuming they vest at target, and the remaining 50% of the shares subject to equity awards granted as stock options (with time-based vesting over four years). The stock option grants represented 32% of the value of the annual award and the performance-based restricted stock units represented 68% of the value of the annual award, where award value is measured using the same factors and assumptions used in Footnote 4 to the “2013 Summary Compensation Table” below, based on the recommendations of the compensation consultant and current trends in executive compensation.
Subsequent to the Merger in 2011, long term incentive compensation grants were comprised of profits interest units, with 50% of the awards vesting over a period of four years and the remaining 50% vesting at graduated levels upon the attainment of certain performance conditions established by GP. The performance conditions are based on achieving certain levels of multiple of invested capital (“MOIC”) and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The performance based portion of the profits interest unit awards vests one third when 1.5 MOIC is reached, two thirds when 2.0 MOIC is reached and 100% when 2.5 MOIC is reached. Each profits interest unit will be entitled to share in distributions to the extent that the aggregate distributions received in respect of an equity unit exceeds the value of such equity unit as of the date the applicable interest unit grant. Distributions to be made in respect of any unvested awards shall be deferred until the date, if any, on which such awards become vested, at which point the distributions will be made. In 2013 the compensation committee awarded 525,762 profits interest units to Mr. Woody in connection with his promotion to President and Chief Executive Officer of LifeCell. In 2013 the compensation committee awarded 1,577,287, and 771,605 profits interest units to Mr. Hureau, and Mr. Croxford, respectively, as new hire long-term incentive grants. Mr. Mathews, Mr. Arnold, Ms. Colleran and Ms. Johnson did not receive long term incentive compensation in 2013.

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
Along these lines, we also make available to our executive officers a limited amount of benefits and perquisites that the compensation committee believes are reasonable and consistent with the overall executive compensation program. These executive benefits and perquisites are intended to serve as part of a competitive total compensation program and to enhance the executive's ability to efficiently perform his or her responsibilities and minimize distractions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. The named executive officers are provided with reimbursement for tax planning services. This amount is only available as a reimbursement, not as a guaranteed amount, and was limited in 2013 to an expenditure of $10,000 for our Chief Executive Officer and up to $5,000 for the other named executive officers. We also provide named executive officers with an annual executive physical exam, and this benefit was limited in 2013 to an expenditure of $2,000 for each of our named executive officers. The attributed costs of these personal benefits are included in the “All Other Compensation” column of the 2013 Summary Compensation Table below.
In 2013, the Company also paid Mr. Woody, Mr. Hureau and Mr. Croxford an aggregate of $70,178, $59,501, and $17,296, respectively, in accordance with the Company’s executive relocation policies. Mr. Hureau received a sign-on bonus of $300,000 in 2013. In connection with his 2012 offer letter, Mr. Croxford was eligible to receive a contingent sign-on bonus of $130,000 of which $80,000 was paid in 2012 and $50,000 was paid in 2013. Mr. Croxford is eligible to receive a lump sum retention bonus of $37,500 pursuant to a 2013 stay bonus letter. The retention bonus was designed to incentivize his retention and continued performance and dedication following the announcement of the departure of Ms. Colleran, the President and CEO of LifeCell, in April 2013. Mr. Croxford is also eligible to receive a corporate success bonus of $37,500 because LifeCell achieved an EBITDA target of at least $141.7 million for 2013. Mr. Mathews received $817,680 paid in connection with his overseas assignment in 2013, and he received $295,072 for relocation expense reimbursement. Under his service agreement dated May 14, 2012, Mr. Arnold and his family are entitled to access to and use of a company-provided car. Mr. Arnold is also eligible to receive a pension contribution of 2,500 GBP per month.
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

Effective April 12, 2013, Ms. Colleran ceased to be the President and Chief Executive Officer of LifeCell, and, in connection therewith, entered into a separation and release agreement that contained a general release of claims in favor of LifeCell, its affiliates and its subsidiaries. Ms. Colleran’s separation agreement also contains a non-competition covenant, a non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Ms. Colleran’s obligations under the separation agreement, Ms. Colleran received certain accrued benefits and a lump sum cash termination payment in the amount of $2,300,000. In addition, she is eligible to receive continued health benefits for up to 18 months following the date of termination.

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
Pursuant to the Profits Interest Unit Award Agreements for awards issued under the Chiron Guernsey L.P. Inc. Executive Equity Incentive Plan and subject to continued employment through the date of the change in control (or if a change in control occurs within 105 days of a termination without “Cause” or a resignation for “Good Reason” (each, as defined in the plan)), all time vesting profits interest units not previously forfeited will vest upon the consummation of a change of control, and all performance vesting units vest as and when the applicable performance vesting conditions are satisfied.

None of the Company's named executive officers are entitled to any tax gross-ups for any excise tax under Code Sections 280G and 4999.

Please refer to “Potential Payments Upon Termination or Change in Control,” below, for more information regarding the effects of a change in control on executive compensation.
Total Compensation
The Company’s target pay philosophy positions total compensation for its executive officers between the 50th and 75th percentiles of market. Actual compensation may fall outside that range based on a variety of factors, including individual performance, additional responsibilities and length of tenure in a particular position. In 2013, the actual total direct compensation, including salary, bonus and long term incentive compensation was between the 50th and 75th percentile for Mr. Woody when compared to the total compensation benchmark data provided by the Company’s compensation consultant and used to set total compensation. Total compensation for Mr. Mathews and Mr. Arnold approximates the 75th percentile, and Ms. Johnson’s total direct compensation approximates the 25th percentile in her role as interim Chief Financial Officer, when compared to the total compensation benchmark data provided by the compensation consultant. Messrs. Hureau and Croxford received new hire long-term incentive grants in 2013 and Mr. Woody received a long-term incentive grant due to his promotion as President and Chief Executive Officer of LifeCell. These grants are typically larger than annual ongoing grants when compared to the market because the Company’s practice is to grant long-term incentive awards only upon a new hire or promotion and not on an annual basis. Excluding the effect of the long-term incentive grants, Mr. Hureau and Mr. Croxford’s total cash compensation approximates the 50th and 75th percentiles, respectively, when compared to the total cash compensation benchmark data provided by the compensation consultant. Because comparable data for 2013 will not be available until all executive compensation information for the peer group companies has been filed, the Company is unable to provide a comparison of 2013 compensation for its named executive officers against the actual, comparable amounts paid by peer group companies in 2013. The Company believes that all named executive officers are appropriately compensated based on their roles in the organization and against benchmark market data.
Management Stock Ownership Guidelines
Because the Company was no longer public following the Merger in 2011, the Board abandoned the Management Stock Ownership Guidelines.

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
Insider Trading Policy and Policy Against Hedging

Our insider trading policy prohibits directors, employees and certain of their family members from purchasing or selling any type of security, whether issued by us or another company, while such person is aware of material non-public information relating to the issuer of the security or from providing such material non-public information to any person who may trade while aware of such information. This policy also prohibits directors and employees from engaging in short sales with respect to our securities, or entering into puts, calls or other “derivative” transactions with respect to our securities. Our insider trading policy also prohibits hedging transactions involving Company securities, holding Company securities in margin accounts, or pledging Company securities as collateral for a loan. We also have procedures that require transactions involving the Company’s securities to be pre-cleared by our General Counsel and Chief Financial Officer.

Policy on Recovery of Compensation

In February 2010, the Board of Directors of KCI formally adopted a Compensation Adjustment Policy. The goal of the policy is to ensure the fair and accurate payment of bonus and incentive compensation to executive officers based on the Company’s actual financial performance if subsequent information is revealed which leads to a restatement of financial results. Under the policy, in the event of a restatement of the Company’s financial results due to material noncompliance with any then-applicable financial reporting requirement under either GAAP or the federal securities laws, the Board may require our executive officers to repay any portion of bonus or incentive compensation payments which are in excess of the amounts that would have been paid based on the restated financial results. In addition, the Board has the discretion to cause the Company to make incremental payouts to executive officers and other employees if any restatement of the Company’s financial results indicates that the Company should have made higher bonus or incentive compensation payments than those actually made.

The material in the following report is not “soliciting material,” is not deemed “filed” with the SEC, and is not incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.
Compensation Committee Report
Our compensation committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with our management. Based upon this review and discussion, the compensation committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.
        Respectfully submitted by the Compensation Committee of the Board of Directors
William J. Gumina, Chairman
Timothy E. Guertin
Erik Levy
Jim Pittman

2013 Summary Compensation Table
The following table sets forth the total compensation earned for services rendered during fiscal year 2013 for: (1) the individuals serving as our principal executive officers and principal financial officers during fiscal year 2013; and (2) the three other most highly compensated executive officers during fiscal year 2013 (which we refer to collectively as our named executive officers), as well as one additional individual who would have been among the three other most highly compensated executive officers but for the fact that the individual was not serving as an executive officer of the Company at the end of our last completed fiscal year. In accordance with SEC rules, 2011 compensation is not presented for Messrs. Arnold and Mathews, or for Ms. Johnson, because they were not named executive officers in those years. 2011 and 2012 compensation is not presented for Messrs. Hureau and Croxford for that same reason. The 2013 Summary Compensation Table and the Grants of Plan-Based Awards in 2013 table should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our program.

Name and Principal Position (1)	Year	Salary (2) ($)	Bonus (3) ($)	Stock Awards (4) ($)	Option Awards (4) ($)	Non-Equity Incentive Plan Compensation (5) ($)	All Other Compen- sation (6) ($)	Total ($)
Joseph F. Woody President and Chief Executive Officer	2013	825,000		—	1,125,131	772,497	79,282	2,801,910
	2012	625,000	—	—	34,932	748,440	210,783	1,619,155
	2011	59,186	804,000	—	2,837,735	58,219	96,333	3,855,473
Robert P. Hureau, Executive Vice President and Chief Financial Officer	2013	337,179	300,000	—	3,375,394	268,948	68,237	4,349,758

Teresa A. Johnson, VP and Interim Chief Financial Officer, KCI	2013	332,389	—	—	—	152,854	9,069	494,312
	2012	301,538	50,000	—	209,682	154,286	9,307	724,813

Peter Arnold, SVP Innovation and Strategic Marketing (7)	2013	424,566	—	—	—	240,737	51,133	716,436
	2012	234,602	—	—	620,000	116,003	35,992	1,006,597
Philip M. Croxford, SVP, LifeCell	2013	405,949	125,000	—	1,651,235	283,275	36,231	2,501,690
Michael E. Mathews, SVP International, KCI	2013	412,169	—	—	—	175,102	1,153,291	1,740,562
	2012	200,000	165,900	—	775,000	111,739	415,459	1,668,098
Lisa N. Colleran President and Chief Executive Officer, LifeCell(8)	2013	167,708	—	—	—	—	2,318,091	2,485,799
	2012	460,000	—	—	34,178	421,158	8,000	923,336
	2011	434,463	—	816,200	3,158,754	282,920	6,861	4,699,198

(1)	The material terms of each named executive officer's employment agreement or arrangement is described below, under the heading “Executive Officer Employment Agreements.”

(2)
The column “Salary” indicates the amount of base salary earned by the named executive officer during the fiscal year, inclusive of amounts deferred under the Company's tax-qualified retirement plan. Since salary increases have historically occurred annually in April, the salaries presented in this column reflect three months at one annual salary rate and nine months at a different annual salary rate, except in the cases of promotions or job changes where the salaries are prorated.

(3)
The 2013 Bonus amounts paid to Mr. Hureau was a sign-on bonus. Mr. Croxford received a sign-on bonus of $50,000 payable in 2013. Mr. Croxford will also receive a stay bonus of $37,500 for being employed with LifeCell through 2013 and a success bonus of $37,500 for meeting a financial target for LifeCell performance in 2013, pursuant to his May 2013 stay bonus agreement.

(4)
The columns “Stock Awards” and “Option Awards” indicate the aggregate grant date fair value of awards in the year they were granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). The 2011 performance-based awards have been recorded at target on the grant date. The maximum value of the stock awards is two times the target amount. For a discussion of valuation assumptions, please see Note 11 of the notes to the consolidated financial statements for the year ended December 31, 2013 Post Merger profits interest units were added to the option awards column combining pre-Merger and post-Merger value, where applicable. Please also refer to the “Grants of Plan-Based Awards in 2013” table below for additional information regarding equity awards granted in 2013.

(5)
In the column “Non-Equity Incentive Plan Compensation,” we disclose the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans, including our Annual Incentive Bonus Guidelines, or AIB. Whether an award is included with respect to any particular fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, our AIB awards are annual awards and the payments under those awards are made based upon the achievement of financial results and personal objectives measured as of December 31 of each fiscal year; accordingly, the amount we report for AIB corresponds to the fiscal year for which the award was earned even though such payment was made after the end of such fiscal year. We expect the bonuses for the 2013 fiscal year will be paid in the first quarter of 2014. The annual incentive bonus payment calculations are based on the base salaries in effect as of April 1, 2013, except in the cases of promotions or job changes that occur during the year where the bonuses are prorated.

(6)	In the column “All Other Compensation,” we disclose for 2013:

•	An aggregate of $70,178 in relocation expenses paid to Mr. Woody;

•	An aggregate of $59,501 in relocation expenses paid to Mr. Hureau;

•	An aggregate of $27,127 in relocation, housing, and travel expenses paid to Mr. Croxford;

•	An aggregate of $9,723 for travel expenses and $2,300,000 in severance paid to Ms. Colleran in connection with her termination of employment;

•
Mr. Mathews in 2013 received $817,680 paid in connection with his overseas assignment and $295,072 for relocation of which $139,090 was a relocation reimbursement gross-up. Mr. Mathews also received a gross up of $31,435 in connection with Medicare payments.

•
Our contributions to the Company's retirement plans, $8,000 each for Mr.Woody, Mr. Hureau, Mr. Croxford, Mr. Mathews, Ms. Johnson and Ms. Colleran and $49,464 for Mr. Arnold. Mr. Arnold's 2012 compensation has been adjusted to include $33,864 in retirement contributions from June 1, 2012 through December 31, 2012, which were paid in February 2013.

•	We paid life insurance premiums of $1,104 each for Mr. Woody, Mr. Croxford and Mr. Mathews, $1,069 for Ms. Johnson, $736 for Mr. Hureau, $368 for Ms. Colleran, and $1,669 for Mr. Arnold.

(7)	Mr. Arnold's compensation is reflected in USD using a conversion rate of 1.6488 U.S. dollars per British pound.

(8)	Ms. Colleran’s employment with the Company ended on April 12, 2013.

In accordance with SEC regulations, we report use of corporate resources by our executive officers as a perquisite or other personal benefit unless it is “integrally and directly related” to the performance of the executive's duties. SEC rules require us to report this and other perquisites at our aggregate incremental cost. The amounts shown include the value of perquisites and other personal benefits to a named executive only if the aggregate value exceeded $10,000. Where we do report perquisites and other personal benefits for a named executive, we quantify each perquisite or personal benefit only if it exceeds the greater of $25,000 or 10% of the total amount of perquisites
Executive Officer Employment Agreements and Transition Arrangements
Upon hiring each of the named executive officers, the Company and the named executive officer executed an offer letter or employment agreement, as applicable, outlining the terms of employment for such officer. Each of these letters or agreements sets forth standard terms summarizing salary, bonus and benefits. These offer letters and employment agreements are described below.
Joseph F. Woody. In November 2011, Mr. Woody executed an employment agreement with KCI providing for his employment as the Global President of Active Healing Solutions business unit of KCI. Under his employment agreement, Mr. Woody's base salary in 2012 was $625,000, subject to annual review and increase by KCI. His salary changed from $625,000 to $825,000 effective January 1, 2013 based on competitive position and strong performance. For 2011, Mr. Woody received a one-time signing bonus of $804,000 and $58,219 as a pro-rated portion of his annual performance-based bonus, which is a target of 100% of his base salary. Mr. Woody is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Robert P. Hureau. In March 2013, Mr. Hureau executed a written offer letter with KCI providing for his employment as Executive Vice President, Chief Financial Officer. Pursuant to his offer letter, Mr. Hureau’s annual base salary in 2013 was $500,000, and he was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Hureau's target bonus for 2013 is 80% of his annual base salary, which will be pro-rated based on his service with KCI in 2013. For 2013, Mr. Hureau also received a one-time signing bonus of $300,000. Mr. Hureau joined the Company in May 2013. Mr. Hureau is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Teresa A. Johnson. In 2002, Ms. Johnson executed a written offer letter with the Company providing for her employment as Assistant Controller, Special Projects, and since July 2012 has served as the Company's Interim Chief Financial Officer. As of April 1, 2013, Ms. Johnson's base salary was $332,389, and she was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Ms. Johnson's target bonus for 2013 was 80% of her annual base salary during her service as interim Chief Financial Officer and 40% of her annual base salary during her service as Vice President of Sales, South Central Region. Ms. Johnson is also eligible for severance benefits in the event her employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Peter Arnold. In May 2012, Mr. Arnold executed a written service agreement with KCI UK Holdings, Limited (“KCI UK”), a UK subsidiary of KCI, providing for his employment as Senior Vice President, Innovation and Strategic Marketing. The service agreement for Mr. Arnold provides for at-will employment and for a term of employment from May 21, 2012 until Mr. Arnold's 65th birthday, unless Mr. Arnold's employment is otherwise terminated. Pursuant to his service agreement, Mr. Arnold's annual base salary in 2012 was £250,000. His salary changed from £250,000 to £257,500 effective April 1, 2013 based on strong performance. Mr. Arnold was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Arnold's target bonus for 2013 is 60% of his annual base salary. Mr. Arnold is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Philip M. Croxford. In November 2012, Mr. Croxford executed a written offer letter with LifeCell providing for his employment as Senior Vice President, Commercial. Mr. Croxford's base salary in December 2012 was $395,000, and he was also eligible to receive an annual performance-based bonus pursuant to LifeCell's AIB. Mr. Croxford's target bonus for 2013 was 60% of his annual base salary. In October 2013, Mr. Croxford executed a written offer letter with KCI in connection with his promotion to Senior Vice President, LifeCell. Pursuant to his October 2013 offer letter, Mr. Croxford’s base salary for 2013, effective as of September 30, 2013, was $425,000, and his target bonus was increased to 70% of his annual base salary. For 2013, pursuant to his November 2012 offer letter, Mr. Croxford also received a contingent signing bonus of $130,000 of which $80,000 was payable thirty days from his employment date and $50,000 was payable after his one year anniversary date, provided that he was performing satisfactorily. In May 2013 Mr. Croxford executed a stay bonus agreement with LifeCell providing for the payment of a retention bonus of $37,500 in the event he remained employed with LifeCell through December 31, 2013 and for a further success bonus of $37,500 if LifeCell met a financial performance target for 2013. Mr. Croxford is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Michael E. Mathews. In July 2012, Mr. Mathews joined KCI as Senior Vice President, International, and in August 2012, Mr. Mathews executed a global assignment agreement with KCI providing for his relocation overseas. His salary changed from $400,000 to $412,000 effective April 1, 2013 based on strong performance. Mr. Mathews was also eligible to receive an annual performance-based bonus pursuant to KCI's AIB. Mr. Mathews's target bonus for 2013 is 70% of his annual base salary. Pursuant to his agreement, Mr. Mathews will also receive a monthly housing allowance up to £10,000 per month during his assignment in the United Kingdom, an annual allowance of $32,000, which represents the goods and services differential between the United Kingdom and the United States, work permits and schooling costs for dependents, a monthly car allowance of £1,100, and a tax true-up amount so that Mr. Mathews is only required to pay taxes on his compensation that he would have paid had he been located in the United States. In connection with his relocation, Mr. Mathews was entitled to relocation benefits for moving his household effects and family to and from the UK for the assignment in accordance with the Company's moving and relocation policy as in effect from time to time. Mr. Mathews is also eligible for severance benefits in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control,” below.

Lisa N. Colleran. In April 2008, Ms. Colleran executed an employment agreement with LifeCell providing for her employment as Vice President, Commercial Operations. At the time of Ms. Colleran’s departure from LifeCell, she served as President and Chief Executive Officer of LifeCell. Ms. Colleran's base salary in 2013 was $575,000. For 2013, Ms. Colleran was eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Ms. Colleran's target bonus for 2013 was 100% of her annual base salary. Ms. Colleran was also eligible for severance benefits upon termination of her employment, as presented in the “Executive Benefits and Payments Upon Termination Table,” below. Ms. Colleran resigned from the Company in April 2013.

Grants of Plan-Based Awards in 2013
The following table provides information concerning awards in 2013.

		Estimated Future Payouts Under Non Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Stock Unit Awards			Option Awards: Number of Securities Underlying Options(4) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3) ($)
Name	Grant Date	Threshold (2) ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph F. Woody(5)		—	825,000	1,650,000	—	—	—	—	—	—
	5/1/2013	—	—	—	—	—	—	525,762	—	1,125,131

Robert P. Hureau (6)		—	269,744	539,487	—	—	—	—	—	—
	5/6/2013	—	—	—	—	—	—	1,577,287	—	3,375,394

Teresa A. Johnson (7)		—	176,303	352,605	—	—	—	—	—	—

Peter Arnold (8)(9)		—	254,740	509,479	—	—	—	—	—	—

Philip Croxford (10)		—	253,913	507,826	—	—	—	—	—	—
	3/25/2013	—	—	—	—	—	—	771,605	—	1,651,235

Michael E. Mathews (11)		—	288,519	577,037	—	—	—	—	—	—

Lisa N. Colleran		—	—	—	—	—	—	—	—	—

(1)
These columns report the range of potential amounts pursuant to awards under non-equity incentive plans, including our Annual Incentive Bonus guidelines, or AIB. 2013 AIB Bonus amounts are reported in the 2013 Summary Compensation Table under "Non-Equity Incentive Plan Compensation." We expect the bonuses for the 2013 fiscal year will be paid in the first quarter of 2014.

(2)	The 2013 AIB does not provide for a threshold payout; therefore, this column is left blank intentionally.

(3)
Awards made in 2013 were profits interest units with a distribution threshold of $7.49 per unit, with the exception of Mr. Croxford, whose award was issued with a distribution threshold of $7.28 per unit.

(4)	This column reports the FASB ASC Topic 718 value of awards granted during 2013.

(5)	Mr. Woody is eligible to receive a 2013 bonus based on a target bonus of 100% of his 2013 salary.

(6)	Mr. Hureau is eligible to receive a 2013 bonus based on a target bonus of 80%, pro rated based on his start date with the company.

(7)
Ms. Johnson is eligible to receive a pro rated bonus to reflect her bonus target of 80%, which was in effect until she stepped down from the interim CFO role in April 2013, at which point her bonus target was reduced to 40% for 2013.

(8)	Mr. Arnold is eligible to receive a 2013 bonus based on a target bonus of 60% of his 2013 salary.

(9)	Mr. Arnold's compensation is reflected in USD using a conversion rate of 1.6488 U.S. dollars per British pound.

(10)
Mr. Croxford is eligible to receive a pro rated bonus to reflect his bonus target of 60%, which was in effect until he assumed the role of SVP, LifeCell in September 2013, at which point his bonus target was increased to 70% for 2013.

(11)	Mr. Mathews is eligible to receive a 2013 bonus based on a target bonus of 70% of his 2013 salary.

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

Outstanding Equity Awards at 2013 Fiscal Year-End
The following table provides information concerning unexercised profits interest units and equity incentive plan awards for each named executive officer outstanding as of the end of 2013. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

For profits interest unit awards, the table below discloses the distribution threshold and the expiration date.

The value of the profits interests unit awards granted in 2013 are $2.30 per unit for the time based portion and $1.98 per unit for the performance-based portion. The value of the profits interests unit awards for 2011 and 2012 are $1.33 per unit for the time based portion and $1.15 per unit for the performance-based portion. The valuation is based on FASB ASC Topic 718. The potential future value of the profits interests awards are directly related to the multiple on invested capital ("MOIC") received in a change in control transaction.

	Option Awards (1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date(5)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph F. Woody (3)	572,124	572,124	1,144,248	5.00	—	—	—	—	—
	7,043	7,043	14,085	5.00
	—	262,881	262,881	7.49

Robert P. Hureau	—	788,644	788,643	7.49	—	—	—	—	—

Teresa A. Johnson	49,392	49,392	98,784	5.00	—	—	—	—	—
	1,191	1,191	2,383	5.00
	15,188	25,312	40,500	5.00
	15,625	26,042	41,666	5.00

Peter Arnold	91,125	151,874	242,999	5.00	—	—	—	—	—
	2,625	4,376	7,001	5.00

Philip M. Croxford	96,451	289,352	385,802	7.28	—	—	—	—	—

Michael E. Mathews (4)	94,922	208,827	303,749	5.00	—	—	—	—	—
	2,735	6,016	8,751	5.00

Lisa N. Colleran	419,832	699,720	1,119,552	5.00	—	—	—	—	—
	5,168	8,613	13,782	5.00

(1) Amounts listed are profits interest units with the distribution threshold indicated in the “option exercise price” column.
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

Potential Payments Upon Termination or Change in Control
The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the named executive officer's employment had terminated on December 31, 2013 (other than for Ms. Colleran, whose actual compensation payable in connection with her separation is described below), given the named executive officer's compensation and service levels as of such date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company's bonus plans, disability benefits and accrued salary and vacation benefits.
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

Under Mr. Woody's employment agreement, “Cause” generally means his (i) substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with his obligations and position with KCI or any subsidiary or affiliate, subject to his having received adequate notice of such failure and his inability to cure such failure within 30 days after such notice; (ii) gross negligence, or breach of fiduciary duty; (iii) of, or no contest plea to, an act of theft, fraud or embezzlement, or a felony; or (iv) material breach of the terms of any agreement between him and either KCI or any subsidiary or affiliate or a material breach of any KCI policy, subject to his having received; adequate notice of such failure and his inability to cure such failure within 30 days after such notice.

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

Mr. Arnold's service agreement contains (i) a perpetual confidentiality covenant that protects the KCI UK Group's proprietary information, intellectual property and other confidential information, (ii) a non-competition covenant that prohibits Mr. Arnold from being concerned with a business that competes or is likely to compete against any business in which Mr. Arnold was actively involved during his employment with KCI UK and that is carried on by the KCI UK Group for either 12 months after termination of employment, if Mr. Arnold continues to work under his service agreement with KCI UK during the Notice Period, or six months, if Mr. Arnold receives payment in lieu of notice for six months, and (iii) a non-solicitation covenant that prohibits Mr. Arnold from actively soliciting business or customers or inducing suppliers, distributors, employees and independent contractors to cease their relationships with any member of the KCI UK Group for either 12 months after termination of employment, if Mr. Arnold continues to work under his service agreement with KCI UK during the Notice Period, or six months, if Mr. Arnold receives payment in lieu of notice for six months. In exchange for compliance with the non-competition and non-solicitation covenants, Mr. Arnold is entitled to a one-time lump sum payment equal to either one year of his base salary plus his target bonus under KCI's AIB, if such covenants apply for 12 months, or six months of his base salary plus his target bonus under the AIB, if such covenants apply for six months.

Croxford Offer Letter. Under the terms of Mr. Croxford's November 2012 offer letter, in the event of an involuntary termination of Mr. Croxford’s employment by LifeCell without “Cause,” he is entitled to receive a severance payment equal to his annual base salary plus his annual target bonus, and reimbursement of COBRA premiums for up to 12 months, contingent on his execution of a waiver and general release of claims in favor of LifeCell.

Under Mr. Croxford’s offer letter, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to LifeCell or any subsidiary or affiliate in accordance with the executive's obligations and position with LifeCell, or any subsidiary or affiliate, other than due to disability; provided that LifeCell or any subsidiary or affiliate provides the executive with adequate notice of such failure and, if such failure is capable of cure, the executive fails to cure such failure within 30 days of the notice; (ii) dishonesty causing financial or reputation harm to LifeCell, gross negligence, or breach of fiduciary duty; (iii) the executive's indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; or (iv) a material breach of the terms of an agreement between the executive and LifeCell or between the executive and any subsidiary or affiliate of LifeCell or a material breach of any LifeCell policy.

Croxford Stay Bonus Agreement. Under the terms of Mr. Croxford’s May 2013 stay bonus agreement, in the event of a termination without “Cause,” he is entitled to receive the retention bonus of $37,500, and the success bonus of $37,500 if LifeCell meets the financial metric. In the event Mr. Croxford is terminated for “Cause,” he will not be entitled to receive any payment under the agreement.

Under Mr. Croxford’s stay bonus agreement, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to LifeCell in accordance with the executive's obligations and position with LifeCell; provided that LifeCell provides the executive with adequate notice of such failure and, if such failure is capable of cure, the executive fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) the executive's indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between the executive and LifeCell or a material breach of any LifeCell policy.

Mathews Employment Agreement. Under the terms of Mr. Mathews's global assignment agreement, dated August 3, 2012, in the event of an involuntary termination of Mr. Mathews's employment by KCI, he is entitled to receive a severance payment equal to his annual base salary plus his annual target bonus, contingent on his execution of a waiver and general release of claims in favor of KCI. If Mr. Mathews is terminated during his assignment in the UK under his employment agreement, KCI will assume all reasonable, approved relocation and travel expenses incurred in moving Mr. Mathews's personal effects, household furnishings and family back to the U.S.

Colleran Separation Agreement. Effective April 12, 2013, Ms. Colleran ceased to be the President and Chief Executive Officer of LifeCell , and, in connection therewith, entered into a separation agreement with LifeCell, which contains a general release of claims in favor of LifeCell, its affiliates and its subsidiaries. In consideration of her obligations under the separation agreement, Ms. Colleran received a lump sum cash termination amount of $2,300,000 on or around June 14, 2013 and is entitled to receive up to 18 months of continued health benefits. Pursuant to the Separation Agreement, Ms. Colleran also agreed to use reasonable efforts to cooperate with LifeCell in certain regulatory or legal matters. In consideration for the cooperation services, LifeCell agreed to reimburse Ms. Colleran for any travel or out-of-pocket expenses incurred by her in connection with such cooperation and agreed to pay Ms. Colleran for her time at a rate of $450 per hour. Ms. Colleran continues to remain subject to certain non-competition, non-solicitation, and confidentiality covenants contained in her employment agreement.

Key Employee Retention Agreements. KCI has entered into a key employee retention agreements with Mr. Hureau and Ms. Johnson. The key employee retention agreements provide for at-will employment. In the event that the employee is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by the employee without “Good Reason,” the employee generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The key employee retention agreement provide that upon termination of employment by KCI without “Cause” or by the employee for “Good Reason,” subject to the employee's execution of a release in favor of KCI, its affiliates, and its subsidiaries, the employee will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the employee's annual base salary and annual target bonus, and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination.

Under both the Hureau and Johnson Retention Agreements described above, “Good Reason” generally means the occurrence of any of the following: (i) the material reduction of the executive's duties and/or responsibilities, which is not cured within 30 days after the executive provides written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, the executive's duties and responsibilities remain the same as those prior to the change in control but the executive's title and/or reporting relationship is changed; (ii) the material reduction of the executive's base salary (which is not cured within 30 days after the executive provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of KCI; or (iii) the relocation of the executive to a business location in excess of 50 miles from KCI’s headquarters in San Antonio (which is not cured within 30 days after the executive provides written notice).

Under Mr. Hureau’s Retention Agreement described above, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to KCI or any subsidiary or affiliate in accordance with the executive's obligations and position with KCI, or any subsidiary or affiliate, other than due to disability; provided that KCI or any subsidiary or affiliate provides the executive with adequate notice of such failure and, if such failure is capable of cure, the executive fails to cure such failure within 30 days of the notice; (ii) dishonesty causing financial or reputation harm to KCI, gross negligence, or breach of fiduciary duty; (iii) the executive’s indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; or (iv) a material breach of the terms of an agreement between the executive and KCI or between the executive and any subsidiary or affiliate of KCI or a material breach of any KCI policy.

Under Ms. Johnson’s Retention Agreement described above, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to KCI or any subsidiary or affiliate in accordance with the executive's obligations and position with KCI, subsidiary or affiliate; provided that KCI or any subsidiary or affiliate provides the executive with adequate notice of such failure and, if such failure is capable of cure, the executive fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) the executive's indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between the executive and KCI or between the executive and any subsidiary or affiliate of KCI or a material breach of any KCI policy.

Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Executives of the Company are eligible to receive equity awards under the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan, which was adopted subsequent to the Merger. The plan generally provides for the grant of profits interest awards at the discretion of the compensation committee who serves as the administrator of the plan at the direction of the GP. All named executive officers have been granted awards under the plan, which generally have the terms described below and entitle each executive to share in a portion of the capital appreciation of Chiron Guernsey Holdings L.P. Inc. after return to the Sponsors of their invested capital.

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

For Ms. Colleran and Mr. Woody, in the event of certain divestitures of individual business segments of the Company and certain corresponding terminations of employment, (i) the time-based tranche may become fully vested if the executive remains employed through such divestiture and uses best efforts to effect such divestiture, and (ii) the performance-based tranche may remain eligible to become vested upon a liquidity event occurring within two years following such termination if the executive remains employed through such divestiture and uses best efforts to effect such divestiture, and the business unit subject to the divestiture achieves certain pre-established business plan goals as of the date of the divestiture.

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

Executive Benefits and Payments Upon Termination Table
The following table shows the potential payments to our named executive officers under existing agreements, plans or other arrangements for various scenarios involving a change in control or termination of employment, in each case assuming the termination date was December 31, 2013 (other than for Ms. Colleran, whose actual compensation payable in connection with her separation is described below).

Name	Good Reason Termination (1)($)	Involuntary Not for Cause Termination (1)($)	Change in Control(2)($)	Termination Following a Change in Control ($)	Termination Due to Death or Disability($)
Joseph F. Woody
Severance (3)	2,475,000	2,475,000	—	3,300,000	—
COBRA premium reimbursements (4)	18,213	18,213	—	18,213	—
Total	2,493,213	2,493,213	—	3,318,213	—

Robert P. Hureau
Severance	900,000	900,000	—	900,000	—
COBRA premium reimbursements (4)	18,764	18,764	—	18,764	—
Total	918,764	918,764	—	918,764	—

Teresa A. Johnson
Severance	465,153	465,153	—	465,153	—
COBRA premium reimbursements (4)	—	—	—	—	—
Total	465,153	465,153	—	465,153	—

Peter Arnold
Severance	—	679,306	—	679,306	—
BUPA premium reimbursements (4)	—	—	—	—	—
Total	—	679,306	—	679,306	—

Philip M. Croxford
Severance	—	722,500	—	722,500	—
COBRA premium reimbursements (4)	—	12,142	—	12,142	—
Total	—	734,642	—	734,642	—

Michael E. Mathews
Severance	—	700,400	—	700,400	—
COBRA premium reimbursements (4)	—	—	—	—	—
Total	—	700,400	—	700,400	—

Lisa N. Colleran (5)
Severance	—	—	—	2,300,000	—
COBRA premium reimbursements (4)	—	—	—	18,213	—
Total	—	—	—	2,318,213	—

(1)	This column assumes that no liquidity event or change in control would occur within 105 days after termination.

(2)	This column assumes that long-term incentives were assumed by a successor corporation.

(3)	These amounts assume the Business Plan Condition (as defined in Mr. Woody’s Employment Agreement) has been met.

(4)	This amount is based on the estimated annual cost of health care premiums to KCI, and represents the maximum potential reimbursement amount.

(5)	Ms. Colleran is eligible to receive COBRA premium reimbursements as per her separation agreement.

2013 Director Compensation Table
The following table provides information concerning the compensation of the non-employee, independent members of the Board of Directors for 2013. None of our other non-employee directors hold any profits interest units or received direct compensation for their service as a director in 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
James G. Carlson	60,000	—	152,640	—	212,640
Timothy E. Guertin	140,000	—	148,199	—	288,199

(1)
The columns “Stock Awards” and “Option Awards” indicate the aggregate grant date fair value in the year the awards were granted, computed in accordance with FASB ASC Topic 718. For a discussion on valuation assumptions, see Note 10 of the notes to the consolidated financial statements for the year ended December 31, 2013. Profits interest units were added to the option awards column.

ITEM 12: SECURITY OWNERSHIP
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding the ownership of limited partnership interests of Chiron Guernsey Holdings L.P. Inc., the parent of Centaur Guernsey L.P. Inc., as of December 31, 2013 for: (1) each director; (2) each of the executive officers, including those named in the 2013 Summary Compensation Table; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our limited partnership interests.

	Limited Partnership Interests Beneficially Owned (1)
Name	# of Units	% of A-1 Class
Chiron A S.à r.l.. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	54,028,151	15.82%
Chiron B1 S.à r.l. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	92,960,329	27.23%
Eagle AIV, L.P. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	23,158,035	6.78%
CPP Investment Board Private Holdings Inc. Canada Pension Plan Investment Board One Queen Street East, Suite 2600 P.O. Box 101 Toronto, Ontario M5C 2W5	84,221,670	24.67%
Port-aux-Choix Private Investments II Inc. Public Sector Pension Investment Board 1250 Rene-Levesque Blvd. West Suite 900 Montreal, Quebec H3B 4W8	73,086,029	21.41%

	Limited Partnership Interests Beneficially Owned (1)
Directors and Executive Officers (2)	# of Units	% of A-2 Class
Joseph F.Woody	50,000	6.62%
John T. Bibb	148,957	19.71%
David A. Lillback	97,030	12.84%
Rohit Kashyap, Ph.D	140,987	18.65%
Ron P. Silverman, M.D., FACS	40,021	5.30%
David Ball	8,547	1.13%
Teresa A. Johnson	21,764	2.88%
Total Officers and Directors	507,306	67.12%

(1)	Class A-1 interests represent 99.8% of the limited partnership interests. Class A-2 interests possess no voting rights and a lower distribution priority than Class A-1 interests.

(2)
Messrs. Gumina, Carlson, Dyson, Guertin, Levy, Megrue, Pittman, Roll, Arnold, Croxford, Cunniff, Hulse, Huntley, Hureau and Mathews own no limited partnership interests at December 31, 2013. Unless otherwise indicated the address of each individual listed in this table is c/o Kinetic Concepts, Inc., 12930 IH 10 West, San Antonio, Texas 78249.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE
Review, Approval and Ratification of Transactions with Related Persons

Our Codes of Conduct detail numerous obligations for all Company directors, executive officers and employees relating to (a) responsibilities to the organization, (b) fair dealing, (c) conflicts of interest, (d) bribery and corruption laws, (e) responsibilities to other employees, (f) interacting with the government, (g) international business, and (h) healthcare laws, and provides guidance on the disclosure or reporting of activities that create or appear to create an actual or potential conflict of interest.

The Code of Ethics for Chief Executive and Senior Financial Officers requires designated officers to comply with the laws that govern the conduct of the Company’s business and to report suspected violations. It requires these officers to promote compliance with the Company’s policy to make full and accurate disclosure in the documents filed with the SEC and also requires disclosure of a conflict of interest to the Executive Committee of the Board of Directors.

In addition, the stockholders’ agreement of Chiron Holdings GP, Inc. provides that certain related party transactions must be approved by a majority of the votes of the Board of Directors, including all of the votes of the directors designated by the non-interested Sponsor.

It is not possible to describe the many types of transactions covered by these policies meaningfully. The policies are intended to cover significant transactions such as contracts, investments, purchase orders or acquisitions or divestitures between the Company and its officers and directors or their affiliates.

Services Agreements

In connection with the Merger, we entered into the service agreements as described below. The aggregate ongoing annual fees under such services agreements do not exceed approximately $6 million per annum in the aggregate. In 2013, the Company paid the Sponsors an aggregate of $3.5 million in connection with the Systagenix acquisition financing.
KCI and LifeCell each entered into material event services agreements with each of the Sponsors, their affiliates or their designees (each, a “Material Event Services Agreement”) pursuant to which KCI and LifeCell retain each of the Sponsors, their affiliates or their designees to provide consulting services to KCI or LifeCell (as applicable) relating to the structuring and documentation of the acquisition of such company, financial and business due diligence with respect to the acquisition of such company, financing required for the acquisition of such company, future financings and refinancing, exit events, and acquisitions and divestitures. The Material Event Services Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of KCI or LifeCell (as applicable). Each Material Event Services Agreement remains in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the Material Event Services Agreement will terminate at the next anniversary of the date of the Material Event Services Agreement. Each Material Event Services Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI or LifeCell (as applicable) elects to continue such agreement. Each Material Event Services Agreement provides for an upfront closing fee payable to each of the Sponsors, their affiliates or their designees at the closing of the Merger. In connection with such agreements, each of KCI and LifeCell provide customary exculpation and indemnification provisions in favor of each of the Sponsors, their affiliates or their designees in connection with the services they provide to each of KCI and LifeCell.
In connection with the Merger, KCI entered into a service agreement with Chiron Topco, Inc. ("US Holdco"), a Delaware corporation (the “US Holdco Service Agreement”) pursuant to which KCI retained US Holdco to provide strategic services to KCI relating to financing and strategic business planning, add-on investments and analysis. The US Holdco Service Agreement provides that US Holdco will only serve as a consultant and not be involved in the management or operations of KCI. The US Holdco Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the US Holdco Service Agreement will terminate at the next anniversary of the date of the US Holdco Service Agreement. The US Holdco Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI elects to continue such agreement. The US Holdco Service Agreement provides for an ongoing annual advisory service fee payable to US Holdco in four equal quarterly installments. Upon the termination of the US Holdco Service Agreement, a payment for foregone services fees may become payable to US Holdco. KCI agrees to indemnify US Holdco and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the US Holdco Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by US Holdco to KCI and losses arising from indemnities and hold harmless obligations entered into by US Holdco in connection with the Merger Agreement.

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
Management Investment

Subsequent to the Merger, Messrs. Ball, Bibb, Kashyap, Lillback, Silverman, and Woody, and Mlles. Colleran and Johnson have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings. In connection with her resignation from the Company in April 2013, Ms. Colleran entered into a separation agreement, pursuant to which, among other things, Guernsey Holdings repurchased all of Ms. Colleran’s Class A-2 units from Ms. Colleran at par.

Carlson and Guertin Service Agreements

     Mr. Carlson and Mr. Guertin have each entered into Service Agreements with GP in connection with their respective appointments to the board of directors of GP as a non-executive director. Pursuant to the Service Agreements, we agreed to pay each of Mr. Carlson and Mr. Guertin an annual director fee of $120,000, payable in regular quarterly installments.

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
Furthermore, because we are not a listed issuer, we are also not subject to the requirements of Rule 10A-3 of the Exchange Act with respect to the independence of the members of our audit committee. Nevertheless, pursuant to an evaluation of director independence, as determined by the rules of the New York Stock Exchange, Mr. Carlson and Mr. Guertin meet the test for director independence.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the consolidated financial reports included in our quarterly reports and statutory audits, in each case, for each of the years ended December 31, 2013 and 2012 amounted to approximately $1.7 million and $1.9 million, respectively.
Audit Related Fees
The aggregate fees billed by Ernst & Young LLP for audit related services was $345,000 for the year ended December 31, 2012. No audit related fees were billed for the year ended December 31, 2013.
Tax Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2013 and December 31, 2012 amounted to approximately $484,000 and $691,000, respectively. Such services consisted of tax planning, transaction support and compliance.
All Other Fees
No other fees were billed by Ernst & Young LLP for services other than those described above under “Audit Fees,” “Audit Related Fees” and “Tax Fees” for each of the years ended December 31, 2013 and 2012.

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
All services provided by Ernst & Young LLP and the related fees set forth above were unanimously approved by the Audit Committee in accordance with the pre-approval procedures described above, and were deemed not incompatible with maintaining Ernst & Young LLP’s independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012 (Successor)

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor) and period from January 1 through November 3, 2011 (Predecessor)

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor) and period from January 1 through November 3, 2011 (Predecessor)

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor)and period from January 1 through November 3, 2011 (Predecessor)

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor) and period from January 1 through November 3, 2011 (Predecessor)

Notes to Consolidated Financial Statements
2. Financial Statement Schedules

The following consolidated financial statement schedule for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor) and period from January 1 through November 3, 2011 (Predecessor) is filed as part of this Annual Report:

Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2013 and 2012 (Successor), period from November 4, 2011 through December 31, 2011 (Successor) and period from January 1 through November 3, 2011(Predecessor)

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b) Exhibits
The following exhibits are incorporated herein by reference or are filed as part of this Annual Report:

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on April 7, 2008).

2.2
Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on July 12, 2011).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).
4.3
Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).

4.4	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).
4.5
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.6	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-k filed on November 10, 2011).
4.7
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

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

10.5
Agreement and Plan of Merger, dated April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on April 7, 2008).

*10.6
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Peter Arnold, dated May 21, 2012 (filed as Exhibit 10.24 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.7
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

10.9	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.10	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarterly period ended March 31, 2013).
*10.11
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Executive Profits Interest Unit Award Agreement (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.12	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.13
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.14	Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated November 10, 2011 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.15
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

*10.17
Second Amendment to Key Employee Retention Agreement by and between Kinetic Concepts, inc. and Teresa A. Johnson, dated effective as of January 1, 2013 (filed as Exhibit 10.6 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.18
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.19
Chiron Guernsey Holdings LP, Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings LP, Inc. and Timothy Guertin dated April 8, 2013 (filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.20
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.21
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013 (filed as Exhibit 10.2 on our Form 10-Q for the quarterly period ended June 30, 2013).

*10.22
Separation and Release Agreement by and between LifeCell Corporation and Lisa N. Colleran, dated as of April 12, 2013 (filed as Exhibit 10.7 to our Form 10-Q for the quarterly period ending March 31, 2013).

10.23
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.24
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.25
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.26
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.27†
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders.

10.28
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

10.29
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.19 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.30
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.20 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.31
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc.,and Apax Partners, L.P.,PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

*†10.32	Offer Letter by and between LifeCell Corporation and Philip Croxford, dated November 14, 2012.
*†10.33	Promotion Letter by and between Kinetic Concepts, Inc. and Philip Croxford, dated October 23, 2013.
*†10.34	Stay Bonus Agreement by and between LifeCell Corporation and Philip Croxford, dated May 9, 2013.
*10.35	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013 (filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ending March 31, 2013).
*10.36	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013 (field as Exhibit 10.4 to our form 10-Q for the quarterly period ending March 31, 2013).
10.37
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Conepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 7, 2014.

CENTAUR GUERNSEY L.P. INC.

By:	/s/ William J. Gumina
William J. Gumina
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. Gumina	Chairman of the Board of Directors	March 7, 2014
WILLIAM J. GUMINA

/s/ Joseph F. Woody	Director, President and Chief Executive Officer	March 7, 2014
JOSEPH F. WOODY	(Principal Executive Officer)

/s/ Robert P. Hureau	Executive Vice President and Chief Financial Officer	March 7, 2014
ROBERT P. HUREAU	(Principal Financial and Principal Accounting Officer)

/s/ James G. Carlson	Director	March 7, 2014
JAMES G. CARLSON

/s/ Steven Dyson	Director	March 7, 2014
STEVEN DYSON

/s/ Timothy Guertin	Director	March 7, 2014
TIMOTHY GUERTIN

/s/ Erik Levy	Director	March 7, 2014
ERIK LEVY

/s/ John F. Megrue, Jr.	Director	March 7, 2014
JOHN F. MEGRUE, JR.

/s/ Jim A. Pittman	Director	March 7, 2014
JIM A. PITTMAN

/s/ Warren Roll	Director	March 7, 2014
WARREN ROLL

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on April 7, 2008).

2.2
Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on July 12, 2011).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).
4.3
Indenture, dated as of April 21, 2008 between Kinetic Concepts, Inc., KCI USA, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).

4.4	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).
4.5
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.6	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-k filed on November 10, 2011).
4.7
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

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

10.5
Agreement and Plan of Merger, dated April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on April 7, 2008).

*10.6
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Peter Arnold, dated May 21, 2012 (filed as Exhibit 10.24 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.7
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

10.9	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.10	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarterly period ended March 31, 2013).
*10.11
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Executive Profits Interest Unit Award Agreement (filed as Exhibit 10.8 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.12	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.13
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.14	Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated November 10, 2011 (filed as Exhibit 10.11 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.15
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

*10.17
Second Amendment to Key Employee Retention Agreement by and between Kinetic Concepts, inc. and Teresa A. Johnson, dated effective as of January 1, 2013 (filed as Exhibit 10.6 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.18
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.19
Chiron Guernsey Holdings LP, Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings LP, Inc. and Timothy Guertin dated April 8, 2013 (filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.20
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.21
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013 (filed as Exhibit 10.2 on our Form 10-Q for the quarterly period ended June 30, 2013).

*10.22
Separation and Release Agreement by and between LifeCell Corporation and Lisa N. Colleran, dated as of April 12, 2013 (filed as Exhibit 10.7 to our Form 10-Q for the quarterly period ending March 31, 2013).

10.23
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.24
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.25
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.26
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.27†
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders.

10.28
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

10.29
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.19 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.30
Registration Rights Agreement by and among Chiron Merger Sub, Inc. to be merged with and into Kinetic Concepts, Inc., the Guarantors party thereto and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC dated as of November 4, 2011 (filed as Exhibit 10.20 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.31
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc.,and Apax Partners, L.P.,PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

*†10.32	Offer Letter by and between LifeCell Corporation and Philip Croxford, dated November 14, 2012.
*†10.33	Promotion Letter by and between Kinetic Concepts, Inc. and Philip Croxford, dated October 23, 2013.
*†10.34	Stay Bonus Agreement by and between LifeCell Corporation and Philip Croxford, dated May 9, 2013.
*10.35	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013 (filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ending March 31, 2013).
*10.36	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013 (field as Exhibit 10.4 to our form 10-Q for the quarterly period ending March 31, 2013).
10.37
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Conepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2014.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).