Form 10-Q
period 2014-03-31
Centaur Guernsey L.P. Inc.
filed 2014-05-07
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
    Yes   ____         No      X

As of May 5, 2014, there were 341,410,891.610 Class A-1 and 728,041.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M® Tegaderm® is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq®, SPY®, and SPY ELITE® are licensed trademarks of Novadaq Technologies, Inc.; and Prontosan® Wound Irrigation Solution is a licensed trademark of B. Braun Medical, Inc. Unless otherwise indicated, all other trademarks appearing in this report are proprietary to KCI Licensing, Inc., LifeCell Corporation or Systagenix Wound Management IP Co B.V., their affiliates and/or licensors. The absence of a trademark or service mark or logo from this report does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., Systagenix Wound Management IP Co B.V., or LifeCell Corporation, their affiliates and/or licensors.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$264,640	$206,949
Accounts receivable, net	382,325	407,578
Inventories, net	182,107	181,567
Deferred income taxes	28,436	23,621
Prepaid expenses and other	37,124	53,161
Total current assets	894,632	872,876

Net property, plant and equipment	316,227	333,725
Debt issuance costs, net	95,999	102,054
Deferred income taxes	35,389	31,459
Goodwill	3,378,931	3,378,661
Identifiable intangible assets, net	2,518,629	2,549,201
Other non-current assets	4,846	4,669
	$7,244,653	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	$56,826	$50,316
Accrued expenses and other	381,224	328,975
Current installments of long-term debt	26,134	26,311
Income taxes payable	8,845	3,368
Deferred income taxes	25,753	2,199
Total current liabilities	498,782	411,169

Long-term debt, net of current installments and discount	4,863,036	4,865,503
Non-current tax liabilities	53,415	53,682
Deferred income taxes	944,708	1,003,784
Other non-current liabilities	31,003	40,432
Total liabilities	6,390,944	6,374,570
Equity:
General partner’s capital	—	—
Limited partners’ capital	854,559	900,218
Accumulated other comprehensive loss, net	(850)	(2,143)
Total equity	853,709	898,075
	$7,244,653	$7,272,645

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Revenue:
Rental	$166,558	$188,163
Sales	280,981	227,721
Total revenue	447,539	415,884

Rental expenses	85,792	97,351
Cost of sales	83,302	56,231
Gross profit	278,445	262,302

Selling, general and administrative expenses	176,361	161,442
Research and development expenses	17,490	17,782
Acquired intangible asset amortization	50,689	47,546
Operating earnings	33,905	35,532

Interest income and other	95	158
Interest expense	(102,195)	(108,088)
Foreign currency gain	236	4,575
Derivative instruments loss	(3)	(516)
Loss from continuing operations before income tax benefit	(67,962)	(68,339)
Income tax benefit	(21,579)	(24,968)
Loss from continuing operations	(46,383)	(43,371)
Loss from discontinued operations, net of tax	—	(1,416)
Net loss	$(46,383)	$(44,787)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013

Net loss	$(46,383)	$(44,787)
Unrealized investment gain, net of tax expense of $628 in 2014 and $690 in 2013	1,003	1,102
Foreign currency translation adjustment, net of tax benefit (expense) of $62 in 2014 and $(388) in 2013	290	(1,776)
Total comprehensive loss	$(45,090)	$(45,461)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(46,383)	$(44,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	9,668	8,406
Depreciation and other amortization	82,029	86,782
Loss on disposition of assets	—	2,300
Amortization of fair value step-up in inventory	6,680	—
Write-off of other intangible assets	—	9,400
Provision for bad debt	4,101	1,920
Equity-based compensation expense	941	533
Deferred income tax benefit	(44,674)	(43,411)
Unrealized gain on derivative instruments	(4,076)	(1,013)
Unrealized loss (gain) on revaluation of cross currency debt	241	(9,851)
Change in assets and liabilities:
Decrease in accounts receivable, net	20,806	16,954
Increase in inventories, net	(7,302)	(9,343)
Decrease in prepaid expenses and other	17,546	10,485
Increase in accounts payable	6,473	5,176
Increase in accrued expenses and other	31,799	58,681
Increase in tax liabilities, net	4,997	3,347
Net cash provided by operating activities	82,846	95,579

Cash flows from investing activities:
Additions to property, plant and equipment	(10,801)	(16,043)
Increase in inventory to be converted into equipment for short-term rental	(2,240)	(6,590)
Dispositions of property, plant and equipment	377	142
Businesses acquired in purchase transaction, net of cash acquired	(4,613)	—
Increase in identifiable intangible assets and other non-current assets	(1,281)	(281)
Net cash used by investing activities	(18,558)	(22,772)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(6,635)	(5,691)
Payment of debt issuance costs	—	(190)
Net cash used by financing activities	(6,635)	(5,881)
Effect of exchange rate changes on cash and cash equivalents	38	(1,842)
Net increase in cash and cash equivalents	57,691	65,084
Cash and cash equivalents, beginning of period	206,949	383,150
Cash and cash equivalents, end of period	$264,640	$448,234

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the 2014 presentation.

On November 8, 2012, KCI closed on the divestiture of its TSS business to Getinge AB. The final adjusted purchase price paid by Getinge was $241.5 million. Under the terms of the Agreement, we agreed to provide transition services to Getinge after the close of the transaction. In accordance with the Codification, depreciation and amortization of the long-lived assets subject to the Agreement ceased as of August 15, 2012. Additionally, the results of the operations subject to the Agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

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

The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of March 31, 2014, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $509.9 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists” which provides that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The ASU is effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company adopted this ASU effective January 1, 2014. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

(e)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 2.     Business Acquisition

On July 30, 2013, KCI announced that it had signed a definitive share purchase agreement to acquire Systagenix, an established provider of advanced wound care products. The transaction closed on October 28, 2013. The adjusted purchase price paid, net of cash and cash equivalents, was $478.7 million. The acquisition was accounted for as a business combination using the acquisition method and the purchase price was funded using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand. The preliminary allocation of the purchase price to the Systagenix tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill, which is not deductible for tax purposes. The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill. Adjustments to these estimates will be included in the final allocation of the purchase price.

The following table represents the preliminary allocation of the purchase price (in thousands):

	December 31, 2013	Adjustment	March 31, 2014
Goodwill	$171,086	$270	$171,356
Identifiable intangible assets
Customer relationships	103,301		103,301
Developed technology	91,700		91,700
Tradenames	56,800		56,800
In-process research and development	1,766		1,766
Tangible assets acquired and liabilities assumed:
Accounts receivable	50,807		50,807
Inventories	27,450		27,450
Other current assets	1,902		1,902
Property, plant and equipment	44,016		44,016
Other non-current assets	139		139
Current liabilities	(34,752)	(270)	(35,022)
Other non-current liabilities	(79)		(79)
Net deferred tax liability	(35,388)		(35,388)
Total purchase price	$478,748	$—	$478,748

Purchase accounting rules require that as certain pre-acquisition issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of assumed liabilities.

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

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition had occurred on January 1, 2012 (in thousands):

Three months ended March 31,
2013

Pro forma revenue	$466,995
Pro forma net loss	$(52,124)

The unaudited pro forma condensed consolidated results of operations presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented, nor are they indicative of future operating results.

In January 2014, LifeCell entered into an asset purchase agreement with TauTona Injector, LLC to purchase certain assets, including patents, know-how, and inventory. Under the terms of the asset purchase agreement, LifeCell made an initial cash payment of $3.0 million at the closing of the transaction. The asset purchase agreement also calls for additional payments by LifeCell of up to $31.5 million upon the achievement of certain milestones. During the first quarter of 2014, LifeCell paid $1.5 million under the asset purchase agreement related to milestone achievement. As of March 31, 2014, the accompanying condensed consolidated balance sheet included $6.7 million under the caption "accrued expenses and other" and $8.5 million under the caption "other non-current liabilities" related to future milestone payments.

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Gross trade accounts receivable:
Billed trade accounts receivable	$408,220	$418,804
Unbilled receivables	30,933	50,841
Less: Allowance for revenue adjustments	(59,272)	(67,631)
Gross trade accounts receivable	379,881	402,014
Less: Allowance for bad debt	(11,862)	(8,483)
Net trade accounts receivable	368,019	393,531
Other receivables	14,306	14,047
	$382,325	$407,578

(b)       Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Finished goods and tissue available for distribution	$121,336	$110,937
Goods and tissue in-process	11,047	12,994
Raw materials, supplies, parts and unprocessed tissue	69,696	71,876
	202,079	195,807
Less: Amounts expected to be converted into equipment for short-term rental	(6,192)	(3,952)
Reserve for excess and obsolete inventory	(13,780)	(10,288)
	$182,107	$181,567

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013

Senior Dollar Term E-1 Credit Facility (1) – due 2018	$1,941,842	$1,946,708
Senior Euro Term E-1 Credit Facility (1) – due 2018	337,220	337,820
Senior Term E-2 Credit Facility (1) – due 2016	317,740	318,537
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	101	101
Notional amount of debt	4,958,903	4,965,166

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(29,289)	(30,926)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(10,140)	(10,693)
Senior Term E-2 Credit Facility Discount, net of accretion	(4,110)	(4,486)
Second Lien Senior Secured Notes Discount, net of accretion	(23,258)	(24,222)
Senior Unsecured Notes Discount, net of accretion	(2,936)	(3,025)
Net discount on debt	(69,733)	(73,352)

Total debt, net of discount	4,889,170	4,891,814
Less: Current installments	(26,134)	(26,311)
	$4,863,036	$4,865,503
_____________________________
(1) On January 22, 2014, we entered into Amendment No. 5 to our senior secured credit facility. As a result of the amendment we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment.

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At March 31, 2014 and December 31, 2013, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $22.0 million and $21.2 million, respectively. In addition, we had $12.8 million and $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of March 31, 2014 and December 31, 2013, respectively. The capacity of the Revolving Credit Facility is reduced for the $22.0 million and $21.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of March 31, 2014 and December 31, 2013, respectively. The resulting availability under the Revolving Credit Facility was $178.0 million and $178.8 million at March 31, 2014 and December 31, 2013, respectively. Commitment fees accrue at a rate of 0.375% on the amounts available under the Revolving Credit Facility.

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

Interest. Amounts outstanding under the Dollar Term E-1 Loans, the Term E-2 Loans and the Revolving Credit Facility (other than swing-line loans and unreimbursed drawings on letters of credit) bear interest, at our option, at a rate equal to either the base rate or the eurocurrency rate, in each case plus an applicable margin. Amounts outstanding under the Euro Term E-1 Loans bear interest at the eurocurrency rate, and swing-line loans and unreimbursed drawings on letters of credit bear interest at the base rate. As a result of Amendment No. 5, the new applicable margins are (i) for eurocurrency rate loans that are Dollar Term

E-1 Loans, 3.00%, (ii) for base rate loans that are Dollar Term E-1 Loans, 2.00%, (iii) for eurocurrency rate loans that are Euro Term E-1 Loans, 3.25%, (iv) for base rate loans that are Euro Term E-1 Loans, 2.25%, (v) for eurocurrency rate loans that are Term E-2 Loans, 2.50%, and (vi) for base rate loans that are Term E-2 Loans, 1.50%. The Term E loans will have a eurocurrency rate floor of 1.00% and a base rate floor of 2.00%.

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

Covenants

As of March 31, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”).

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Interest Rate Protection

At March 31, 2014 and December 31, 2013, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements that became effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. Once effective, the aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Original Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$509,867	2.256%
12/31/13-12/31/16	$509,867	2.249%
12/31/13-12/31/16	$509,867	2.250%

The interest rate cap agreements expired on December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At March 31, 2014 and December 31, 2013, we had foreign currency exchange contracts to sell or purchase $3.0 million and $14.3 million, respectively, of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at March 31, 2014. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at December 31, 2013. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2014	December 31, 2013		March 31, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$14,796	$345
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	13,678	31,906
Foreign currency exchange contracts	Prepaid expenses and other	24	146	Accrued expenses and other	146	569
Total derivatives		$24	$146		$28,620	$32,820

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended March 31,
	2014	2013
Interest rate swap agreements	$(75)	$(701)
Interest rate cap agreements	—	(6)
Foreign currency exchange contracts	72	191
	$(3)	$(516)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. For further information regarding the restrictive covenants of credit facilities, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on March 31, 2014, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at March 31, 2014 or December 31, 2013.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(4,384)	$2,241	$(2,143)
Unrealized investment gain, net of tax expense of $628	—	1,003	1,003
Foreign currency translation adjustment, net of taxes of $62	290	—	290
Balances at March 31, 2014	$(4,094)	$3,244	$(850)

During the three months ended March 31, 2014, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

Intellectual Property Litigation

In February 2011, KCI filed suit in U.S. Federal District Court for the Western District of Texas seeking a declaratory judgment that, among other things, KCI no longer owes royalties to Wake Forest University under a 1993 patent license agreement because the relevant patent claims previously licensed to KCI by Wake Forest are invalid or not infringed. The patents that are the subject of the litigation expire in June 2014. Historical royalties under the license agreement, although disputed, were accrued through February 27, 2011 and are reflected in our consolidated financial statements. For the year ended December 31, 2010, a royalty payment of $44.2 million was paid to Wake Forest for the semi-annual period January 1, 2010 through June 30, 2010, and from July 1, 2010 through December 31, 2010 an additional $49.6 million of royalty obligations were accrued consistent with past practice. Amounts accrued, but unpaid from January 1, 2011 through February 27, 2011, were approximately $13.6 million. Due to the pending dispute and KCI’s claims against Wake Forest, the accrued amounts were not paid to Wake Forest. No royalty payments have been made to Wake Forest since August 2010. In the event that we are unsuccessful in this litigation, we may be required to pay substantial royalty damages to Wake Forest relating to NPWT product revenue for the period from July 2010 through June 2014. Wake Forest is also seeking treble damages in the case, which if awarded, could materially impact our results of operations and financial condition.

In 2011, in light of the multiple rulings in various jurisdictions including the U.S., declaring the Wake Forest patents invalid, KCI reassessed the validity of the patents and determined that continued payment of the royalties scheduled under the 1993 license agreement with Wake Forest was inappropriate. KCI withdrew as a co-plaintiff with Wake Forest from pending litigation against Smith & Nephew (and later withdrew from litigation against other defendants such as Convatec, Medela and Innovative Therapies, Inc.), and filed the declaratory judgment action in February 2011. In March 2011, Wake Forest provided KCI with written notice of termination of the license agreement and demanded that KCI cease manufacturing and selling licensed products. Wake Forest has counterclaimed against KCI alleging breach of contract and patent infringement. KCI also alleges breach of contract against Wake Forest for its refusal to negotiate in good faith to reduce the royalty rate under the 1993 license agreement following the several patent invalidity rulings and subsequent loss of market share by KCI.

During 2012 and 2013, following a reversal by the Court of Appeals for the Federal Circuit of a previous invalidity ruling by the U.S. District Court for the Western District of Texas, Wake Forest announced that it had reached settlements with several of our competitors, including Smith & Nephew, Medela, and Convatec relating to prior patent infringement litigation to resolve all patent disputes between them related to NPWT. The Wake Forest litigation is progressing and is set for trial in July 2014. Because of the multiple rulings declaring the patents invalid and subsequent decisions by the District Court to not preclude KCI from asserting any prior art against the Wake Forest patents, KCI's assessment that the Wake Forest patents are invalid or not infringed by KCI's products remains unchanged.

We continue to vigorously litigate our positions in the Wake Forest litigation and KCI will continue to manufacture and sell V.A.C. products. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation. We believe that any damages awarded as a reasonable royalty in this case would be substantially less than our previous royalty obligation to Wake Forest because the prior license agreement provided KCI with worldwide exclusive rights, whereas any infringement damages in the case would be based on U.S. non-exclusive rights. Further, on April 22, 2014, the U.S. District Court for the Western District of Texas, granted KCI's motion for summary judgment of no willful infringement which effectively precludes Wake Forest from seeking enhanced damages for any alleged patent infringement. We also believe our counter-claims against Wake Forest could further reduce our potential exposure to a damages award in the event we are unsuccessful on the liability issues of the case.

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

Since 2012, LifeCell Corporation has been named as a defendant in approximately 120 lawsuits in state and federal courts in Massachusetts, Delaware, Minnesota, New York and Texas (federal court cases have been transferred to West Virginia multidistrict litigation docket) alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by Boston Scientific, one of LifeCell’s distributors. The LifeCell cases in Middlesex County Massachusetts were initially filed in a multidistrict action involving numerous synthetic mesh manufacturers and synthetic products. We intend to defend these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and are set for hearing in July 2014. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Revenue:
Advanced Wound Therapeutics	$335,979	$305,882
Regenerative Medicine	111,560	110,002
Total revenue	$447,539	$415,884

Operating earnings (loss):
Advanced Wound Therapeutics	$84,750	$89,421
Regenerative Medicine	31,008	29,869
Non-allocated costs:
General headquarter expense (1)	(2,809)	(13,109)
Equity-based compensation	(941)	(533)
Merger and restructuring-related expenses (2)	(27,414)	(22,570)
Acquired intangible asset amortization (3)	(50,689)	(47,546)
Total non-allocated costs	(81,853)	(83,758)
Total operating earnings	$33,905	$35,532

(1)	2013 includes $9.4 million write-off of in-process research and development costs due to discontinuation of related projects.

(2)	Represents expenses related to the Merger including management fees and restructuring-related expenses.

(3)
2014 includes amortization of acquired intangible assets related to our acquisition of Systagenix in October 2013 and our Merger in November 2011. 2013 includes amortization of acquired intangible assets related to our Merger in November 2011.

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

(1)
a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of such subsidiary guarantor (other than to the Company or a restricted subsidiary) otherwise permitted by the 10.5% Second Lien Notes or 12.5% Unsecured Notes indentures,

(2)
the designation in accordance with the 10.5% Second Lien Notes or 12.5% Unsecured Notes indenture of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary,

(3)	defeasance or discharge of the 10.5% Second Lien Notes or 12.5% Unsecured Notes, or

(4)	upon the achievement of investment grade status by the 10.5% Second Lien Notes or 12.5% Unsecured Notes; provided that such guarantee shall be reinstated upon the reversion date.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of March 31, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2014
(in thousands)
(unaudited)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$95,847	$—	$168,395	$—	$264,640
Accounts receivable, net	—	167,744	65,232	149,349	—	382,325
Inventories, net	—	60,405	123,384	105,515	(107,197)	182,107
Deferred income taxes	—	—	28,436	—	—	28,436
Prepaid expenses and other	—	16,149	5,245	300,120	(284,390)	37,124
Intercompany receivables	166	1,744,227	2,283,084	58,485	(4,085,962)	—
Total current assets	564	2,084,372	2,505,381	781,864	(4,477,549)	894,632
Net property, plant and equipment	—	294,733	78,868	208,196	(265,570)	316,227
Debt issuance costs, net	—	95,999	—	—	—	95,999
Deferred income taxes	—	—	—	35,389	—	35,389
Goodwill	—	2,483,240	732,771	162,920	—	3,378,931
Identifiable intangible assets, net	—	345,145	1,829,466	344,018	—	2,518,629
Other non-current assets	—	814	186	94,746	(90,900)	4,846
Intercompany loan receivables	—	967,987	418,518	—	(1,386,505)	—
Intercompany investments	857,753	382,134	361,877	—	(1,601,764)	—
	$858,317	$6,654,424	$5,927,067	$1,627,133	$(7,822,288)	$7,244,653

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$18,759	$12,724	$25,343	$—	$56,826
Accrued expenses and other	—	239,534	240,497	80,513	(179,320)	381,224
Intercompany payables	4,110	896,071	2,583,199	602,582	(4,085,962)	—
Current installments of long-term debt	—	26,134	—	—	—	26,134
Income taxes payable	—	—	2,467	6,378	—	8,845
Deferred income taxes	—	7,159	95	18,499	—	25,753
Total current liabilities	4,110	1,187,657	2,838,982	733,315	(4,265,282)	498,782
Long-term debt, net of current installments and discount	—	4,863,036	—	—	—	4,863,036
Non-current tax liabilities	—	29,133	4,328	19,954	—	53,415
Deferred income taxes	—	142,651	742,718	59,339	—	944,708
Other non-current liabilities	498	20,538	8,824	1,143	—	31,003
Intercompany loan payables	—	413,307	775,000	198,198	(1,386,505)	—
Total liabilities	4,608	6,656,322	4,369,852	1,011,949	(5,651,787)	6,390,944

Total equity	853,709	(1,898)	1,557,215	615,184	(2,170,501)	853,709
	$858,317	$6,654,424	$5,927,067	$1,627,133	$(7,822,288)	$7,244,653

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2014
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$135,764	$1,581	$29,213	$—	$166,558
Sales	—	65,869	205,355	208,466	(198,709)	280,981
Total revenue	—	201,633	206,936	237,679	(198,709)	447,539
Rental expenses	43	68,791	3,291	54,111	(40,444)	85,792
Cost of sales	6	65,341	116,976	92,834	(191,855)	83,302
Gross profit (loss)	(49)	67,501	86,669	90,734	33,590	278,445
Selling, general and administrative expenses	893	79,282	47,402	48,887	(103)	176,361
Research and development expenses	—	5,622	6,744	5,124	—	17,490
Acquired intangible asset amortization	—	16,425	20,172	14,092	—	50,689
Operating earnings (loss)	(942)	(33,828)	12,351	22,631	33,693	33,905
Non-operating intercompany transactions	—	(6,626)	(8,282)	(8,007)	22,915	—
Interest income and other	—	17,200	9,828	30	(26,963)	95
Interest expense	—	(112,016)	(17,137)	(5)	26,963	(102,195)
Foreign currency gain (loss)	—	(460)	(46)	742	—	236
Derivative instruments loss	—	(3)	—	—	—	(3)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(942)	(135,733)	(3,286)	15,391	56,608	(67,962)
Income tax expense (benefit)	—	(79,988)	32,257	26,152	—	(21,579)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(942)	(55,745)	(35,543)	(10,761)	56,608	(46,383)
Equity in earnings (loss) of subsidiaries	(45,441)	(50,750)	(10,761)	—	106,952	—
Earnings (loss) from continuing operations	(46,383)	(106,495)	(46,304)	(10,761)	163,560	(46,383)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(46,383)	$(106,495)	$(46,304)	$(10,761)	$163,560	$(46,383)
Total comprehensive income (loss)	$(45,090)	$(105,202)	$(45,011)	$(9,468)	$159,681	$(45,090)

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2014
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(46,383)	$(106,495)	$(46,304)	$(10,761)	$163,560	$(46,383)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	941	54,197	62,506	42,868	(31,283)	129,229
Net cash provided (used) by operating activities	(45,442)	(52,298)	16,202	32,107	132,277	82,846
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(20,324)	(2,031)	(12,414)	22,105	(12,664)
Businesses acquired in purchase transaction, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(29)	(1,187)	(65)	—	(1,281)
Net cash provided (used) by investing activities	—	(20,353)	(7,718)	(12,592)	22,105	(18,558)
Cash flows from financing activities:
Distribution to limited partners	—	—	—	—	—	—
Repayments of long-term debt and capital lease obligations	—	(6,619)	—	(16)	—	(6,635)
Payment of debt issuance costs	—	—	—	—	—	—
Proceeds (payments) on intercompany loans	—	36,602	(18,830)	(17,772)	—	—
Proceeds (payments) on intercompany investments	45,442	50,744	10,228	47,968	(154,382)	—
Net cash provided (used) by financing activities	45,442	80,727	(8,602)	30,180	(154,382)	(6,635)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	38	—	38
Net increase (decrease) in cash and cash equivalents	—	8,076	(118)	49,733	—	57,691
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$95,847	$—	$168,395	$—	$264,640

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(44,787)	$73,027	$81,946	$6,274	$(161,247)	$(44,787)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	533	140,723	(62,103)	(70,159)	131,372	140,366
Net cash provided (used) by operating activities	(44,254)	213,750	19,843	(63,885)	(29,875)	95,579
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(29,548)	(3,545)	(24,616)	35,218	(22,491)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(72)	(513)	304	—	(281)
Net cash provided (used) by investing activities	—	(29,620)	(4,058)	(24,312)	35,218	(22,772)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(5,764)	—	73	—	(5,691)
Payment of debt issuance costs	—	(190)	—	—	—	(190)
Proceeds (payments) on intercompany loans	—	5,812	(6,391)	579	—	—
Proceeds (payments) on intercompany investments	44,254	(80,948)	(9,394)	51,431	(5,343)	—
Net cash provided (used) by financing activities	44,254	(81,090)	(15,785)	52,083	(5,343)	(5,881)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,842)	—	(1,842)
Net increase (decrease) in cash and cash equivalents	—	103,040	—	(37,956)	—	65,084
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$379,828	$—	$68,008	$—	$448,234

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors.” (Part II, Item 1A.), including those previously disseminated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Our advanced wound therapeutics ("AWT") business is focused on the development and commercialization of AWT devices and dressings. Our AWT business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), advanced dressings, negative pressure surgical management (“NPSM”) and epidermal harvesting. Our AWT dressings are used for the management of chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. Key brands in our AWT business include the V.A.C. NPWT line of products, Prevena, ABThera, CelluTome, Promogran, Tielle, and Adaptic.

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
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2014 presentation.
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the first quarter of 2014 to the first quarter of 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change
Advanced Wound Therapeutics revenue:
Rental	$164,977	$185,923	(11.3)%
Sales	171,002	119,959	42.6
Total – Advanced Wound Therapeutics	335,979	305,882	9.8

Regenerative Medicine revenue:
Rental	1,581	2,240	(29.4)
Sales	109,979	107,762	2.1
Total – Regenerative Medicine	111,560	110,002	1.4

Total consolidated revenue:
Rental	166,558	188,163	(11.5)
Sales	280,981	227,721	23.4
Total consolidated revenue	$447,539	$415,884	7.6%

The increase in total revenue for the first quarter of 2014 as compared to the prior-year period was due to higher AWT sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior year.

The increase in worldwide AWT revenue from the prior-year period was attributable primarily to revenues from Systagenix, which was acquired in the fourth quarter of 2013, and increased revenue from expansion products and certain markets outside the U.S., partially offset by lower rental revenue in established markets. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue during the first quarter of 2014 compared to the prior year period.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the first quarter of 2014 to the first quarter of 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change

Americas revenue:
Rental	$141,604	$157,879	(10.3)%
Sales	193,403	181,789	6.4
Total – Americas	335,007	339,668	(1.4)

EMEA/APAC revenue:
Rental	24,954	30,284	(17.6)
Sales	87,578	45,932	90.7
Total – EMEA/APAC	112,532	76,216	47.6

Total consolidated revenue:
Rental	166,558	188,163	(11.5)
Sales	280,981	227,721	23.4
Total consolidated revenue	$447,539	$415,884	7.6%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended March 31,
	2014	2013	Change

Advanced Wound Therapeutics revenue	75.1%	73.5%	160	bps
Regenerative Medicine revenue	24.9	26.5	(160)	bps
Total consolidated revenue	100.0%	100.0%

Americas revenue	74.9%	81.7%	(680)	bps
EMEA/APAC revenue	25.1	18.3	680	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	37.2%	45.2%	(800)	bps
Sales revenue	62.8	54.8	800	bps
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the first quarter of 2014 to the first quarter of 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change

Rental expenses	$85,792	$97,351	(11.9)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the first quarter of 2014 decreased from the prior-year period due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the first quarter of 2014 to the first quarter of 2013 (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change

Cost of sales	$83,302	$56,231	48.1%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The increase in cost of sales in the first quarter of 2014 compared to the prior-year period was due primarily to increased sales volumes from Systagenix, which was acquired in the fourth quarter of 2013. The increase is also due to $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the Systagenix acquisition purchase accounting adjustments related to the step up in value of inventory.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended March 31,
	2014	2013	% Change

Gross profit margin	62.2%	63.1%	(90)	bps

The gross profit margin decrease during the first quarter of 2014 compared to the prior-year period was due primarily to a decline in average global pricing due to increased competition, healthcare reform and declining reimbursement and higher cost of sales related to the inventory step up associated with purchase accounting. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change

Selling, general and administrative expenses	$176,361	$161,442	9.2%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A expenses from the prior-year period is due primarily to increased costs from Systagenix, which was acquired in the fourth quarter of 2013. This increase is partially offset by a write-off of $9.4 million recorded in the first quarter of 2013 of in-process research and development costs due to the discontinuation of certain projects.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2014	2013	% Change

Research and development expenses	$17,490	$17,782	(1.6)%
As a percent of total revenue	3.9%	4.3%	(40)	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger and the 2013 Systagenix acquisition, we recorded $2.89 billion and $253.6 million, respectively, of identifiable intangible assets during the fourth quarters of 2011 and 2013, respectively. During the first quarters of 2014 and 2013, we recorded $50.7 million and $47.5 million, respectively, of amortization expense associated with these acquired intangible assets.

Interest Expense

Interest expense decreased to $102.2 million in the first quarter of 2014 compared to $108.1 million in the prior-year period due to lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $0.2 million and $4.6 million during the first quarter of 2014 and 2013, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $0.2 million during the first quarter of 2014 compared to a gain of $9.9 million in the prior-year period.

Gain (Loss) from Discontinued Operations

No gains or losses from discontinued operations were recorded in the first quarter of 2014. During the first quarter of 2013, we recorded a loss from discontinued operations, net of tax, of $1.4 million.

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

We may from time to time seek to retire or purchase our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first quarter of 2013 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first quarters of 2014 and 2013, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$82,846	$95,579
Net cash used by investing activities	(18,558)	(22,772)
Net cash used by financing activities	(6,635)	(5,881)
Effect of exchange rates changes on cash and cash equivalents	38	(1,842)
Net increase in cash and cash equivalents	$57,691	$65,084

As of March 31, 2014 and December 31, 2013, our principal sources of liquidity consisted of $264.6 million and $206.9 million, respectively, of cash and cash equivalents. We also had availability of $178.0 million and $178.8 million under our Revolving Credit Facility as of March 31, 2014 and December 31, 2013, respectively.

Capital Expenditures

During the first quarters of 2014 and 2013, we made capital expenditures of $10.8 million and $16.0 million, respectively. Capital expenditures during the first quarters of 2014 and 2013 related primarily to expanding the rental fleet and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2014 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$177,985	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	4.41%	(3)	1,912,553	—
Senior Euro Term E-1 Credit Facility	May 2018	5.08%	(3)	327,080	—
Senior Term E-2 Credit Facility	November 2016	4.03%	(3)	313,630	—
Total				$2,553,263	$177,985
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At March 31, 2014, the amount available under the Revolving Credit Facility reflected a reduction of $22.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $12.8 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of March 31, 2014 was 4.00% on the Senior Dollar Term E-1 Credit Facility, 4.25% on the Senior Euro Term E-1 Credit Facility and 3.50% on the Senior Term E-2 Credit Facility.

Senior Secured Credit Facility

On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility ("Amendment No. 5"). As a result of the amendment we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. In connection with Amendment No. 5, Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans were refinanced with Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, respectively. Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.25% or an adjusted base rate plus 2.25%.  Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 2.50% or an adjusted base rate plus 1.50%.  The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. We paid and expensed fees of $1.8 million as a result of this amendment.

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

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015.  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of March 31, 2014, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of March 31, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Interest Rate Protection

At March 31, 2014 and December 31, 2013, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements became effective on December 31, 2013. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

Previously-held interest rate cap agreements expired on December 31, 2013.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2013.

Critical Accounting Estimates
For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". ASU No. 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization's operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company is evaluating this update, however we do not anticipate that it will have a material effect on our results of operations, financial position or disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. For a description of our policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk, please see our Annual Report for the fiscal year ended December 31, 2013 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporated in this Item 1, by reference, are the legal proceedings described in note 7 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†10.1	Separation and Release Agreement between KCI USA, Inc. and Michael Mathews, dated April 29, 2014
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on May 6, 2014.

CENTAUR GUERNSEY L.P. INC.
(REGISTRANT)

Date: May 6, 2014	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: May 6, 2014	By:	/s/ Robert P. Hureau
Robert P. Hureau
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†10.1	Separation and Release Agreement between KCI USA, Inc. and Michael Mathews, dated April 29, 2014
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 6, 2014.

† Exhibit filed herewith.