Form 10-Q
period 2014-06-30
Centaur Guernsey L.P. Inc.
filed 2014-07-31
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission file number 333-184233-14

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
    Yes   ____         No      X

As of July 28, 2014, there were 341,410,891.610 Class A-1 and 728,041.800 Class A-2 partnership units outstanding.

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

▪	the term “KCI” means Kinetic Concepts, Inc. and its subsidiaries.

▪	the term “LifeCell” means LifeCell Corporation and its subsidiaries.

▪	the term “Systagenix” means Systagenix Wound Management B.V., its subsidiaries, and its U.S.-based affiliate, Systagenix Wound Management (US), Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$213,667	$206,949
Accounts receivable, net	371,061	407,578
Inventories, net	185,491	181,567
Deferred income taxes	32,551	23,621
Prepaid expenses and other	43,248	53,161
Total current assets	846,018	872,876

Net property, plant and equipment	306,642	333,725
Debt issuance costs, net	89,960	102,054
Deferred income taxes	35,734	31,459
Goodwill	3,378,931	3,378,661
Identifiable intangible assets, net	2,472,073	2,549,201
Other non-current assets	5,219	4,669
	$7,134,577	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	54,846	50,316
Accrued expenses and other	428,491	328,975
Current installments of long-term debt	26,100	26,311
Income taxes payable	4,099	3,368
Deferred income taxes	17,219	2,199
Total current liabilities	530,755	411,169

Long-term debt, net of current installments and discount	4,856,928	4,865,503
Non-current tax liabilities	53,989	53,682
Deferred income taxes	860,070	1,003,784
Other non-current liabilities	133,360	40,432
Total liabilities	6,435,102	6,374,570
Equity:
General partner’s capital	—	—
Limited partners’ capital	701,433	900,218
Accumulated other comprehensive loss, net	(1,958)	(2,143)
Total equity	699,475	898,075
	$7,134,577	$7,272,645

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Rental	$175,235	$190,245	$341,793	$378,408
Sales	289,936	242,434	570,917	470,155
Total revenue	465,171	432,679	912,710	848,563

Rental expenses	87,038	90,382	172,830	187,733
Cost of sales	82,307	59,325	165,609	115,556
Gross profit	295,826	282,972	574,271	545,274

Selling, general and administrative expenses	170,585	204,983	346,946	366,425
Research and development expenses	18,233	20,397	35,723	38,179
Acquired intangible asset amortization	48,754	46,461	99,443	94,007
Wake Forest settlement	198,578	—	198,578	—
Operating earnings (loss)	(140,324)	11,131	(106,419)	46,663

Interest income and other	127	904	222	1,062
Interest expense	(101,805)	(105,658)	(204,000)	(213,746)
Loss on extinguishment of debt	—	(2,164)	—	(2,164)
Foreign currency gain (loss)	3,852	(7,772)	4,088	(3,197)
Derivative instruments gain (loss)	(4,297)	10,556	(4,300)	10,040
Loss from continuing operations before income tax benefit	(242,447)	(93,003)	(310,409)	(161,342)
Income tax benefit	(89,730)	(31,056)	(111,309)	(56,024)
Loss from continuing operations	(152,717)	(61,947)	(199,100)	(105,318)
Loss from discontinued operations, net of tax	—	(628)	—	(2,044)
Net loss	$(152,717)	$(62,575)	$(199,100)	$(107,362)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net loss	$(152,717)	$(62,575)	$(199,100)	$(107,362)
Unrealized investment gain, net of tax benefit (expense) of $629 and $1 in 2014 and ($385) and ($1,075) in 2013	(1,005)	614	(2)	1,716
Foreign currency translation adjustment, net of tax benefit (expense) of ($440) and ($502) in 2014 and $171 and $559 in 2013	(103)	(2,359)	187	(4,135)
Total comprehensive loss	$(153,825)	$(64,320)	$(198,915)	$(109,781)

See accompanying notes to condensed consolidated financial statements.

CENTAUR GUERNSEY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(199,100)	$(107,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	19,409	17,205
Depreciation and other amortization	160,528	171,194
Loss on disposition of assets	—	3,315
Amortization of fair value step-up in inventory	6,680	—
Fixed asset and inventory impairment	—	30,259
Write-off of other intangible assets	—	13,400
Wake Forest settlement	198,578	—
Provision for bad debt	8,239	3,521
Loss on extinguishment of debt	—	2,164
Equity-based compensation expense	2,103	1,196
Deferred income tax benefit	(141,532)	(71,357)
Unrealized gain on derivative instruments	(3,785)	(11,697)
Unrealized gain on revaluation of cross currency debt	(3,104)	(4,318)
Change in assets and liabilities:
Decrease in accounts receivable, net	27,186	5,912
Increase in inventories, net	(10,881)	(10,997)
Decrease (increase) in prepaid expenses and other	9,765	(15,315)
Increase in accounts payable	4,412	2,939
Increase (decrease) in accrued expenses and other	(17,827)	8,359
Increase in tax liabilities, net	707	1,975
Net cash provided by operating activities	61,378	40,393

Cash flows from investing activities:
Additions to property, plant and equipment	(28,382)	(39,981)
Increase in inventory to be converted into equipment for short-term rental	(4,121)	(8,523)
Dispositions of property, plant and equipment	532	432
Businesses acquired in purchase transaction, net of cash acquired	(4,613)	—
Increase in identifiable intangible assets and other non-current assets	(4,230)	(2,558)
Net cash used by investing activities	(40,814)	(50,630)

Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—
Distribution to limited partners	—	(1,572)
Repayments of long-term debt and capital lease obligations	(13,271)	(52,926)
Payment of debt issuance costs	—	(21,122)
Net cash used by financing activities	(14,687)	(75,620)
Effect of exchange rate changes on cash and cash equivalents	841	(1,676)
Net increase (decrease) in cash and cash equivalents	6,718	(87,533)
Cash and cash equivalents, beginning of period	206,949	383,150
Cash and cash equivalents, end of period	$213,667	$295,617

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

On November 8, 2012, KCI closed on the divestiture of its Therapeutic Support Systems ("TSS") business to Getinge AB. Under the terms of the sale agreement, we agreed to provide transition services to Getinge AB after the close of the transaction. Additionally, the results of the operations subject to the agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge AB and the service fee payable by Getinge AB under the transition services agreement.

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

All derivative instruments are recorded on the balance sheets at fair value. The fair values of our interest rate derivatives and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets, which represent level 2 inputs as defined by the Codification.

(c)   Concentration of Credit Risk
We have a concentration of credit risk with financial institutions related to our derivative instruments. As of June 30, 2014, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $507.1 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.
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
(e)   Recently Issued Accounting Standards
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, "Revenue Recognition-Construction-Type and Production-Type Contracts". In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, "Property, Plant, and Equipment", and intangible assets within the scope of Topic 350, "Intangibles-Goodwill and Other") are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating this update to determine if it will have a material effect on our results of operations, financial position or disclosures.
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

The following table represents the preliminary allocation of the purchase price (in thousands):

	December 31, 2013	Adjustment	June 30, 2014
Goodwill	$171,086	$270	$171,356
Identifiable intangible assets
Customer relationships	103,301		103,301
Developed technology	91,700		91,700
Tradenames	56,800		56,800
In-process research and development	1,766		1,766
Tangible assets acquired and liabilities assumed:
Accounts receivable	50,807		50,807
Inventories	27,450		27,450
Other current assets	1,902		1,902
Property, plant and equipment	44,016		44,016
Other non-current assets	139		139
Current liabilities	(34,752)	(270)	(35,022)
Other non-current liabilities	(79)		(79)
Net deferred tax liability	(35,388)		(35,388)
Total purchase price	$478,748	$—	$478,748

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

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition had occurred on January 1, 2012 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2013	2013

Pro forma revenue	$484,771	$951,765
Pro forma net loss	$(61,656)	$(114,794)

The unaudited pro forma condensed consolidated results of operations presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented, nor are they indicative of future operating results.

In January 2014, LifeCell entered into an asset purchase agreement with TauTona Injector, LLC to purchase certain assets, including patents, know-how, and inventory. Under the terms of the asset purchase agreement, LifeCell made an initial cash payment of $3.0 million at the closing of the transaction. The asset purchase agreement also calls for additional payments by LifeCell of up to $31.5 million upon the achievement of certain milestones. During the first six months of 2014, LifeCell paid $1.5 million under the asset purchase agreement related to milestone achievement. As of June 30, 2014, the accompanying condensed consolidated balance sheet included $6.8 million under the caption "accrued expenses and other" and $8.6 million under the caption "other non-current liabilities" related to future anticipated milestone payments.

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Gross trade accounts receivable:
Billed trade accounts receivable	$399,904	$418,804
Unbilled receivables	31,518	50,841
Less: Allowance for revenue adjustments	(59,138)	(67,631)
Gross trade accounts receivable	372,284	402,014
Less: Allowance for bad debt	(13,166)	(8,483)
Net trade accounts receivable	359,118	393,531
Other receivables	11,943	14,047
	$371,061	$407,578

(b)   Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Finished goods and tissue available for distribution	$126,494	$110,937
Goods and tissue in-process	12,387	12,994
Raw materials, supplies, parts and unprocessed tissue	69,454	71,876
	208,335	195,807
Less: Amounts expected to be converted into equipment for short-term rental	(8,073)	(3,952)
Reserve for excess and obsolete inventory	(14,771)	(10,288)
	$185,491	$181,567

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013

Senior Dollar Term E-1 Credit Facility (1) – due 2018	$1,936,975	$1,946,708
Senior Euro Term E-1 Credit Facility (1) – due 2018	332,937	337,820
Senior Term E-2 Credit Facility (1) – due 2016	316,944	318,537
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	101	101
Notional amount of debt	4,948,957	4,965,166

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(27,621)	(30,926)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(9,469)	(10,693)
Senior Term E-2 Credit Facility Discount, net of accretion	(3,727)	(4,486)
Second Lien Senior Secured Notes Discount, net of accretion	(22,268)	(24,222)
Senior Unsecured Notes Discount, net of accretion	(2,844)	(3,025)
Net discount on debt	(65,929)	(73,352)

Total debt, net of discount	4,883,028	4,891,814
Less: Current installments	(26,100)	(26,311)
	$4,856,928	$4,865,503
_____________________________
(1) On January 22, 2014, we entered into Amendment No. 5 to our senior secured credit facility. As a result of the amendment we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the governing credit agreement and loan documents, except as revised by Amendment No. 5.

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At June 30, 2014 and December 31, 2013, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $21.3 million and $21.2 million, respectively. In addition, we had $12.1 million and $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of June 30, 2014 and December 31, 2013, respectively. The capacity of the Revolving Credit Facility is reduced for the $21.3 million and $21.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of June 30, 2014 and December 31, 2013, respectively. The resulting availability under the Revolving Credit Facility was $178.7 million and $178.8 million at June 30, 2014 and December 31, 2013, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility ("Amendment No. 5"). As a result of the amendment we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the governing credit agreement and loan documents, except as revised by Amendment No. 5. In connection with Amendment No. 5, Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans were refinanced with Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, respectively.

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

10.5% Second Lien Senior Secured Notes and 12.5% Senior Unsecured Notes

As required upon the closing of our 10.5% Second Lien Senior Secured Notes due 2018 (“10.5% Second Lien Notes”) and the 12.5% Senior Unsecured Notes due 2019 (“12.5% Unsecured Notes”), we entered into registration rights agreements with respect to these notes. Pursuant to the terms of the registration rights agreements, we filed a registration statement (the “Registration Statement”) with respect to a registered exchange offer to exchange such notes for new notes with terms substantially identical in all material respects with the notes (except for the provisions relating to the transfer restrictions and payment of additional interest). On February 13, 2013, our Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”), and our exchange offer was completed on March 15, 2013.

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

Covenants

As of June 30, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”).

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

Interest Rate Protection

At June 30, 2014 and December 31, 2013, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements that became effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$507,100	2.256%
12/31/13-12/31/16	$507,100	2.249%
12/31/13-12/31/16	$507,100	2.250%

The interest rate cap agreements expired on December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At June 30, 2014, we had no outstanding foreign currency exchange contracts. At December 31, 2013, we had foreign currency exchange contracts to sell or purchase $14.3 million of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at June 30, 2014. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at December 31, 2013. The fair value of our long-term debt was estimated based upon open-market trades at or near year end which represent Level 2 inputs.

All of our derivatives, as of the reporting date, use inputs considered as Level 2. The interest rate swap agreements are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and related forward interest rate curves. The foreign currency exchange contracts are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing foreign currency exchange rates and related foreign currency exchange rate curves.

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2014	December 31, 2013		June 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$14,713	$345
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	14,175	31,906
Foreign currency exchange contracts	Prepaid expenses and other	—	146	Accrued expenses and other	—	569
Total derivatives		$—	$146		$28,888	$32,820

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest rate swap agreements	$(4,287)	$9,953	$(4,362)	$9,252
Interest rate cap agreements	—	1	—	(5)
Foreign currency exchange contracts	(10)	602	62	793
	$(4,297)	$10,556	$(4,300)	$10,040

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on June 30, 2014, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at June 30, 2014 or December 31, 2013.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(4,384)	$2,241	$(2,143)
Unrealized investment gain, net of tax benefit of $1	—	(2)	(2)
Foreign currency translation adjustment, net of tax expense of $502	187	—	187
Balances at June 30, 2014	$(4,197)	$2,239	$(1,958)

During the six months ended June 30, 2014, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest University Health Sciences to fully and finally resolve the pending patent disputes between them relating to negative pressure wound therapy ("NPWT"). The Settlement Agreement resolves all disputes between the parties as detailed in our previous disclosures. The Settlement Agreement includes a stipulated dismissal with prejudice of the lawsuits between KCI and Wake Forest, including the lawsuit that was previously scheduled to begin trial on July 28, 2014 in the U.S. District Court for the Western District of Texas, San Antonio Division. To fully resolve the litigation, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280.0 million, according to the following schedule: $80.0 million paid in July 2014, $85.0 million to be paid in

June 2015, $85.0 million to be paid in June 2016, and $30.0 million to be paid in June 2017. As of June 30, 2014, the accompanying condensed consolidated balance sheet included $160.4 million under the caption "accrued expenses and other" and $101.4 million under the caption "other non-current liabilities" representing the net present value of payments under the Settlement Agreement discounted using our incremental borrowing rate as the discount rate. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

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

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 330 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have recently selected four bellwether cases from which one case to be tried will be selected. Full discovery will now proceed on each of the bellwether cases. Trial of the one bellwether case that is ultimately selected is scheduled for September 2015. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. These consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages with much discovery still to be conducted, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Since 2012, LifeCell Corporation has been named as a defendant in approximately 130 lawsuits in state and federal courts in Massachusetts, Delaware, Minnesota, New York and Texas (federal court cases have been transferred to West Virginia multidistrict litigation docket) alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 110 LifeCell cases filed in a consolidated docket in Middlesex County Massachusetts. Although many were initially filed in a multidistrict action involving numerous synthetic mesh manufacturers and synthetic products, the court has transferred cases involving only Repliform to a separate docket. The cases are in the initial phase and no discovery has occurred. We intend to defend these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and oral argument was in July 2014. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

On November 8, 2012, Getinge AB purchased certain assets and assumed certain liabilities comprising KCI's TSS business. The historical results of operations of the TSS business, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge AB and the service fee payable by Getinge AB under the transition services agreement.

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Advanced Wound Therapeutics	$351,655	$317,765	$687,634	$623,647
Regenerative Medicine	113,516	114,914	225,076	224,916
Total revenue	$465,171	$432,679	$912,710	$848,563

Operating earnings (loss):
Advanced Wound Therapeutics	$106,507	$110,897	$191,257	$200,318
Regenerative Medicine	33,764	31,197	64,772	61,066
Non-allocated costs:
General headquarter expense (1)	(2,398)	(40,003)	(5,207)	(53,112)
Equity-based compensation	(1,162)	(663)	(2,103)	(1,196)
Merger and restructuring-related expenses (2)	(29,703)	(43,836)	(57,117)	(66,406)
Acquired intangible asset amortization (3)	(48,754)	(46,461)	(99,443)	(94,007)
Wake Forest settlement	(198,578)	—	(198,578)	—
Total non-allocated costs	(280,595)	(130,963)	(362,448)	(214,721)
Total operating earnings	$(140,324)	$11,131	$(106,419)	$46,663
_____________________

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of June 30, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2014
(in thousands)
(unaudited)

	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$126,932	$—	$86,337	$—	$213,667
Accounts receivable, net	—	162,526	63,091	145,444	—	371,061
Inventories, net	—	90,347	109,130	100,722	(114,708)	185,491
Deferred income taxes	—	3,850	28,701	—	—	32,551
Prepaid expenses and other	—	23,774	5,376	278,730	(264,632)	43,248
Intercompany receivables	166	1,811,567	2,337,871	80,410	(4,230,014)	—
Total current assets	564	2,218,996	2,544,169	691,643	(4,609,354)	846,018
Net property, plant and equipment	—	291,799	76,384	199,214	(260,755)	306,642
Debt issuance costs, net	—	89,960	—	—	—	89,960
Deferred income taxes	—	—	—	35,734	—	35,734
Goodwill	—	2,483,240	732,771	162,920	—	3,378,931
Identifiable intangible assets, net	—	329,408	1,811,914	330,751	—	2,472,073
Other non-current assets	—	1,209	186	94,724	(90,900)	5,219
Intercompany loan receivables	—	789,037	421,051	—	(1,210,088)	—
Intercompany investments	705,089	348,120	371,682	—	(1,424,891)	—
	$705,653	$6,551,769	$5,958,157	$1,514,986	$(7,595,988)	$7,134,577

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$17,339	$12,147	$25,360	$—	$54,846
Accrued expenses and other	—	297,686	246,871	80,664	(196,730)	428,491
Intercompany payables	5,526	980,902	2,628,650	614,936	(4,230,014)	—
Current installments of long-term debt	—	26,100	—	—	—	26,100
Income taxes payable	—	—	1,527	2,572	—	4,099
Deferred income taxes	—	—	—	17,219	—	17,219
Total current liabilities	5,526	1,322,027	2,889,195	740,751	(4,426,744)	530,755
Long-term debt, net of current installments and discount	—	4,856,928	—	—	—	4,856,928
Non-current tax liabilities	—	29,422	4,373	20,194	—	53,989
Deferred income taxes	—	42,161	760,615	57,294	—	860,070
Other non-current liabilities	652	122,509	9,023	1,176	—	133,360
Intercompany loan payables	—	414,369	770,000	25,720	(1,210,089)	—
Total liabilities	6,178	6,787,416	4,433,206	845,135	(5,636,833)	6,435,102

Total equity	699,475	(235,647)	1,524,951	669,851	(1,959,155)	699,475
	$705,653	$6,551,769	$5,958,157	$1,514,986	$(7,595,988)	$7,134,577

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2014
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$144,440	$1,606	$29,189	$—	$175,235
Sales	—	69,469	250,425	217,734	(247,692)	289,936
Total revenue	—	213,909	252,031	246,923	(247,692)	465,171
Rental expenses	37	70,687	4,329	53,929	(41,944)	87,038
Cost of sales	39	76,573	162,673	90,636	(247,614)	82,307
Gross profit (loss)	(76)	66,649	85,029	102,358	41,866	295,826
Selling, general and administrative expenses	1,085	73,021	42,549	54,000	(70)	170,585
Research and development expenses	—	6,241	6,535	5,457	—	18,233
Acquired intangible asset amortization	—	15,737	19,718	13,299	—	48,754
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(1,161)	(226,928)	16,227	29,602	41,936	(140,324)
Non-operating intercompany transactions	—	5,958	(20,244)	(22,982)	37,268	—
Interest income and other	—	17,301	3,063	47	(20,284)	127
Interest expense	—	(104,834)	(17,221)	(34)	20,284	(101,805)
Foreign currency gain (loss)	—	3,839	349	(336)	—	3,852
Derivative instruments loss	—	(4,297)	—	—	—	(4,297)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,161)	(308,961)	(17,826)	6,297	79,204	(242,447)
Income tax expense (benefit)	—	(110,451)	24,228	(3,507)	—	(89,730)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,161)	(198,510)	(42,054)	9,804	79,204	(152,717)
Equity in earnings (loss) of subsidiaries	(151,556)	(34,014)	9,804	—	175,766	—
Earnings (loss) from continuing operations	(152,717)	(232,524)	(32,250)	9,804	254,970	(152,717)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(152,717)	$(232,524)	$(32,250)	$9,804	$254,970	$(152,717)
Total comprehensive income (loss)	$(153,825)	$(233,632)	$(33,358)	$8,696	$258,294	$(153,825)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$155,244	$1,013	$33,988	$—	$190,245
Sales	—	74,428	196,572	160,448	(189,014)	242,434
Total revenue	—	229,672	197,585	194,436	(189,014)	432,679
Rental expenses	13	61,149	3,328	56,413	(30,521)	90,382
Cost of sales	29	47,596	144,151	59,251	(191,702)	59,325
Gross profit (loss)	(42)	120,927	50,106	78,772	33,209	282,972
Selling, general and administrative expenses	621	120,228	47,902	36,291	(59)	204,983
Research and development expenses	—	8,454	8,265	3,678	—	20,397
Acquired intangible asset amortization	—	20,414	18,088	7,959	—	46,461
Operating earnings (loss)	(663)	(28,169)	(24,149)	30,844	33,268	11,131
Non-operating intercompany transactions	—	8,300	(101)	(28,829)	20,630	—
Interest income and other	—	18,510	3,063	40	(20,709)	904
Interest expense	—	(108,622)	(17,661)	(84)	20,709	(105,658)
Loss on extinguishment of debt	—	(2,164)	—	—	—	(2,164)
Foreign currency loss	—	(5,943)	(135)	(1,694)	—	(7,772)
Derivative instruments gain	—	10,556	—	—	—	10,556
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(663)	(107,532)	(38,983)	277	53,898	(93,003)
Income tax expense (benefit)	—	(18,526)	(8,917)	(3,613)	—	(31,056)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(663)	(89,006)	(30,066)	3,890	53,898	(61,947)
Equity in earnings (loss) of subsidiaries	(61,912)	(25,033)	4,540	—	82,405	—
Earnings (loss) from continuing operations	(62,575)	(114,039)	(25,526)	3,890	136,303	(61,947)
Earnings (loss) from discontinued operations, net of tax	—	(1,527)	—	650	249	(628)
Net earnings (loss)	$(62,575)	$(115,566)	$(25,526)	$4,540	$136,552	$(62,575)
Total comprehensive income (loss)	$(64,320)	$(117,311)	$(27,271)	$2,795	$141,787	$(64,320)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2014
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$280,204	$3,187	$58,402	$—	$341,793
Sales	—	135,338	455,780	426,200	(446,401)	570,917
Total revenue	—	415,542	458,967	484,602	(446,401)	912,710
Rental expenses	80	139,478	7,620	108,040	(82,388)	172,830
Cost of sales	45	141,914	279,649	183,470	(439,469)	165,609
Gross profit (loss)	(125)	134,150	171,698	193,092	75,456	574,271
Selling, general and administrative expenses	1,978	152,303	89,951	102,887	(173)	346,946
Research and development expenses	—	11,863	13,279	10,581	—	35,723
Acquired intangible asset amortization	—	32,162	39,890	27,391	—	99,443
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(2,103)	(260,756)	28,578	52,233	75,629	(106,419)
Non-operating intercompany transactions	—	(668)	(28,526)	(30,989)	60,183	—
Interest income and other	—	34,501	12,891	77	(47,247)	222
Interest expense	—	(216,850)	(34,358)	(39)	47,247	(204,000)
Foreign currency gain	—	3,379	303	406	—	4,088
Derivative instruments loss	—	(4,300)	—	—	—	(4,300)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,103)	(444,694)	(21,112)	21,688	135,812	(310,409)
Income tax expense (benefit)	—	(190,439)	56,485	22,645	—	(111,309)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,103)	(254,255)	(77,597)	(957)	135,812	(199,100)
Equity in earnings (loss) of subsidiaries	(196,997)	(84,764)	(957)	—	282,718	—
Earnings (loss) from continuing operations	(199,100)	(339,019)	(78,554)	(957)	418,530	(199,100)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(199,100)	$(339,019)	$(78,554)	$(957)	$418,530	$(199,100)
Total comprehensive income (loss)	$(198,915)	$(338,834)	$(78,369)	$(772)	$417,975	$(198,915)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$305,712	$3,253	$69,443	$—	$378,408
Sales	—	143,637	416,255	322,348	(412,085)	470,155
Total revenue	—	449,349	419,508	391,791	(412,085)	848,563
Rental expenses	13	123,498	8,170	113,335	(57,283)	187,733
Cost of sales	54	97,731	253,909	119,908	(356,046)	115,556
Gross profit (loss)	(67)	228,120	157,429	158,548	1,244	545,274
Selling, general and administrative expenses	1,129	202,656	92,565	70,254	(179)	366,425
Research and development expenses	—	15,356	16,521	6,302	—	38,179
Acquired intangible asset amortization	—	41,651	36,367	15,989	—	94,007
Operating earnings (loss)	(1,196)	(31,543)	11,976	66,003	1,423	46,663
Non-operating intercompany transactions	—	60,252	58,754	(52,353)	(66,653)	—
Interest income and other	—	36,194	6,126	69	(41,327)	1,062
Interest expense	—	(219,761)	(35,218)	(94)	41,327	(213,746)
Loss on extinguishment of debt	—	(2,164)	—	—	—	(2,164)
Foreign currency gain (loss)	—	5,480	(213)	(8,464)	—	(3,197)
Derivative instruments gain (loss)	—	10,040	—	—	—	10,040
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,196)	(141,502)	41,425	5,161	(65,230)	(161,342)
Income tax expense (benefit)	—	(46,097)	(4,183)	(5,744)	—	(56,024)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,196)	(95,405)	45,608	10,905	(65,230)	(105,318)
Equity in earnings (loss) of subsidiaries	(106,166)	55,260	10,814	—	40,092	—
Earnings (loss) from continuing operations	(107,362)	(40,145)	56,422	10,905	(25,138)	(105,318)
Earnings (loss) from discontinued operations, net of tax	—	(2,394)	(2)	(91)	443	(2,044)
Net earnings (loss)	$(107,362)	$(42,539)	$56,420	$10,814	$(24,695)	$(107,362)
Total comprehensive income (loss)	$(109,781)	$(44,958)	$54,001	$8,395	$(17,438)	$(109,781)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2014
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(199,100)	$(339,019)	$(78,554)	$(957)	$418,530	$(199,100)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	3,518	145,948	116,189	95,906	(101,083)	260,478
Net cash provided (used) by operating activities	(195,582)	(193,071)	37,635	94,949	317,447	61,378
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(55,257)	(3,587)	(30,561)	57,434	(31,971)
Businesses acquired in purchase transaction, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(424)	(3,711)	(95)	—	(4,230)
Net cash provided (used) by investing activities	—	(55,681)	(11,798)	(30,769)	57,434	(40,814)
Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—	—	—	—	(1,416)
Repayments of long-term debt and capital lease obligations	—	(13,240)	—	(31)	—	(13,271)
Proceeds (payments) on intercompany loans	—	216,613	(26,363)	(190,250)	—	—
Proceeds (payments) on intercompany investments	196,998	84,540	408	92,935	(374,881)	—
Net cash provided (used) by financing activities	195,582	287,913	(25,955)	(97,346)	(374,881)	(14,687)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	841	—	841
Net increase (decrease) in cash and cash equivalents	—	39,161	(118)	(32,325)	—	6,718
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$126,932	$—	$86,337	$—	$213,667

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2013
	Centaur Guernsey L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(107,362)	$(42,539)	$56,420	$10,814	$(24,695)	$(107,362)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	2,767	145,087	(12,136)	(49,950)	61,987	147,755
Net cash provided (used) by operating activities	(104,595)	102,548	44,284	(39,136)	37,292	40,393
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(90,855)	(8,962)	(67,434)	119,179	(48,072)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(49)	(2,375)	(134)	—	(2,558)
Net cash provided (used) by investing activities	—	(90,904)	(11,337)	(67,568)	119,179	(50,630)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Repayments of long-term debt and capital lease obligations	—	(52,959)	—	33	—	(52,926)
Payment of debt issuance costs	—	(21,122)	—	—	—	(21,122)
Proceeds (payments) on intercompany loans	—	14,786	(16,371)	1,585	—	—
Proceeds (payments) on intercompany investments	106,167	(56,265)	(16,576)	123,145	(156,471)	—
Net cash provided (used) by financing activities	104,595	(115,560)	(32,947)	124,763	(156,471)	(75,620)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,676)	—	(1,676)
Net increase (decrease) in cash and cash equivalents	—	(103,916)	—	16,383	—	(87,533)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$172,872	$—	$122,347	$—	$295,617

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
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the second quarter and first six months of 2014 to the second quarter and first six months of 2013 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change
Advanced Wound Therapeutics revenue:
Rental	$173,629	$189,232	(8.2)%	$338,606	$375,155	(9.7)%
Sales	178,026	128,533	38.5	349,028	248,492	40.5
Total – Advanced Wound Therapeutics	351,655	317,765	10.7	687,634	623,647	10.3

Regenerative Medicine revenue:
Rental	1,606	1,013	58.5	3,187	3,253	(2.0)
Sales	111,910	113,901	(1.7)	221,889	221,663	0.1
Total – Regenerative Medicine	113,516	114,914	(1.2)	225,076	224,916	0.1

Total consolidated revenue:
Rental	175,235	190,245	(7.9)	341,793	378,408	(9.7)
Sales	289,936	242,434	19.6	570,917	470,155	21.4
Total consolidated revenue	$465,171	$432,679	7.5%	$912,710	$848,563	7.6%

The increase in total revenue compared to the prior-year periods was due to higher AWT sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior years.

The increase in worldwide AWT revenue from the comparable prior-year periods was attributable primarily to revenues from Systagenix, which was acquired in the fourth quarter of 2013, and increased revenue from expansion products and certain markets outside the U.S., partially offset by lower rental revenue in established markets. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue during the second quarter and first six months of 2014 compared to the prior year periods.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the second quarter and first six months of 2014 to the second quarter and first six months of 2013 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change

Americas revenue:
Rental	$150,404	$160,735	(6.4)%	$292,008	$318,614	(8.4)%
Sales	196,263	191,738	2.4	389,666	373,527	4.3
Total – Americas	346,667	352,473	(1.6)	681,674	692,141	(1.5)

EMEA/APAC revenue:
Rental	24,831	29,510	(15.9)	49,785	59,794	(16.7)
Sales	93,673	50,696	84.8	181,251	96,628	87.6
Total – EMEA/APAC	118,504	80,206	47.7	231,036	156,422	47.7

Total consolidated revenue:
Rental	175,235	190,245	(7.9)	341,793	378,408	(9.7)
Sales	289,936	242,434	19.6	570,917	470,155	21.4
Total consolidated revenue	$465,171	$432,679	7.5%	$912,710	$848,563	7.6%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change

Advanced Wound Therapeutics revenue	75.6%	73.4%	220	bps	75.3%	73.5%	180	bps
Regenerative Medicine revenue	24.4	26.6	(220)	bps	24.7	26.5	(180)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Americas revenue	74.5%	81.5%	(700)	bps	74.7%	81.6%	(690)	bps
EMEA/APAC revenue	25.5	18.5	700	bps	25.3	18.4	690	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	37.7%	44.0%	(630)	bps	37.4%	44.6%	(720)	bps
Sales revenue	62.3	56.0	630	bps	62.6	55.4	720	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the second quarter and first six months of 2014 to the second quarter and first six months of 2013 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change

Rental expenses	$87,038	$90,382	(3.7)%	$172,830	$187,733	(7.9)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the second quarter and first six months of 2014 decreased from the prior-year periods due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting, partially offset by an increase in operational expenses related to the sales force.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the second quarter and first six months of 2014 to the second quarter and first six months of 2013 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change

Cost of sales	$82,307	$59,325	38.7%	$165,609	$115,556	43.3%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The increase in cost of sales from the prior-year periods was due primarily to increased sales volumes from Systagenix, which was acquired in the fourth quarter of 2013. The increase is also due to $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the Systagenix acquisition purchase accounting adjustments related to the step up in value of inventory.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change

Gross profit margin	63.6%	65.4%	(180)	bps	62.9%	64.3%	(140)	bps

The gross profit margin decrease during the second quarter of 2014 compared to the prior-year period was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement and higher operational expenses related to the sales force. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up. The gross profit margin decrease during the first six months of 2014 compared to the prior-year period was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement, higher operational expenses related to the sales force and higher cost of sales related to the inventory step up associated with purchase accounting. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2014	2013	% Change	2014	2013	% Change

Selling, general and administrative expenses	$170,585	$204,983	(16.8)%	$346,946	$366,425	(5.3)%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The decrease in SG&A expenses from the prior-year periods is due primarily to the $30.3 million fixed asset impairment charge and the write-off of $4.0 million and $13.4 million of in-process research and development costs due to the discontinuation of certain projects recorded during the second quarter and first six months of 2013, respectively.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	Change		2014	2013	Change

Research and development expenses	$18,233	$20,397	(10.6)%		$35,723	$38,179	(6.4)%
As a percent of total revenue	3.9%	4.7%	(80)	bps	3.9%	4.5%	(60)	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger and the 2013 Systagenix acquisition, we recorded $2.89 billion and $253.6 million, respectively, of identifiable intangible assets during the fourth quarters of 2011 and 2013, respectively. During the second quarters of 2014 and 2013, we recorded $48.8 million and $46.5 million, respectively, of amortization expense associated with these acquired intangible assets. During the first six months of 2014 and 2013, we recorded $99.4 million and $94.0 million, respectively, of amortization expense associated with these acquired intangible assets.

Wake Forest Settlement

On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280 million, according to the following schedule: $80 million to be paid in July 2014, $85 million to be paid in June 2015, $85 million to be paid in June 2016, and $30 million to be paid in June 2017. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Interest Expense

Interest expense decreased to $101.8 million and $204.0 million in the second quarter and first six months of 2014, respectively, compared to $105.7 million and $213.7 million in the comparable prior-year periods due to lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $3.9 million and $4.1 million during the second quarter and first six months of 2014, respectively compared to losses of $7.8 million and $3.2 million in the prior-year periods. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction gain of $3.3 million and $3.1 million during the second quarter and first six months of 2014, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction loss $5.5 million recorded during the second quarter of 2013 and a $4.3 million foreign currency transaction gain recorded during the first six months of 2013.

Loss from Discontinued Operations

No gains or losses from discontinued operations were recorded in the second quarter and first six months of 2014. During the second quarter and first six months of 2013, we recorded a loss from discontinued operations, net of tax, of $0.6 million and $2.0 million.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first six months of 2013 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first six months of 2014 and 2013, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$61,378	$40,393
Net cash used by investing activities	(40,814)	(50,630)
Net cash used by financing activities	(14,687)	(75,620)
Effect of exchange rates changes on cash and cash equivalents	841	(1,676)
Net increase (decrease) in cash and cash equivalents	$6,718	$(87,533)

As of June 30, 2014 and December 31, 2013, our principal sources of liquidity consisted of $213.7 million and $206.9 million, respectively, of cash and cash equivalents. We also had availability of $178.7 million and $178.8 million under our Revolving Credit Facility as of June 30, 2014 and December 31, 2013, respectively.

Capital Expenditures

During the first six months of 2014 and 2013, we made capital expenditures of $28.4 million and $40.0 million, respectively. Capital expenditures during the first six months of 2014 and 2013 related primarily to expanding the rental fleet and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2014 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$178,706	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	4.41%	(3)	1,909,354	—
Senior Euro Term E-1 Credit Facility	May 2018	5.08%	(3)	323,468	—
Senior Term E-2 Credit Facility	November 2016	4.03%	(3)	313,217	—
Total				$2,546,039	$178,706
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At June 30, 2014, the amount available under the Revolving Credit Facility reflected a reduction of $21.3 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $12.1 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of June 30, 2014 was 4.00% on the Senior Dollar Term E-1 Credit Facility, 4.25% on the Senior Euro Term E-1 Credit Facility and 3.50% on the Senior Term E-2 Credit Facility.

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

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the "Convertible Notes").  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of June 30, 2014, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of June 30, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Interest Rate Protection

At June 30, 2014 and December 31, 2013, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements became effective on December 31, 2013. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

Previously held interest rate cap agreements expired on December 31, 2013.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. The Settlement Agreement resolves all disputes between KCI and Wake Forest, and their respective affiliates, related to Wake Forest’s NPWT patents that were the subject of a 1993 license agreement between KCI and Wake Forest, and detailed in our previous disclosures. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280 million, according to the following schedule (in thousands):

	2014	2015-2016	2017-2018	Thereafter	Total
Settlement Agreement obligations	$80,000	$170,000	$30,000	$—	$280,000

Other than the Settlement Agreement, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2013.

OTHER MATTERS
Critical Accounting Estimates
For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 under the heading Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Recently Issued Accounting Standards

See note 1(e) of the notes to condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†10.1	Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on July 30, 2014.

CENTAUR GUERNSEY L.P. INC.
(REGISTRANT)

Date: July 30, 2014	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: July 30, 2014	By:	/s/ Robert P. Hureau
Robert P. Hureau
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†10.1	Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 30, 2014.

† Exhibit filed herewith.