Form 10-Q
period 2014-09-30
Acelity L.P. Inc.
filed 2014-11-07
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Commission file number 333-184233-14

ACELITY L.P. INC.
(Exact name of registrant as specified in its charter)

Guernsey	98-1022387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12930 West Interstate 10 San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (210) 524-9000

Centaur Guernsey L.P. Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
    Yes   ____         No      X

As of November 4, 2014, there were 341,410,891.610 Class A-1 and 728,041.800 Class A-2 partnership units outstanding.

TABLE OF CONTENTS

ACELITY L.P. INC.

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
DEFINED TERMS
The following terms are used in this Quarterly Report on Form 10-Q unless otherwise noted or indicated by the context.

•	the terms the “Company,” “we,” “our,” and “us” refer to Acelity L.P. Inc., formerly known as Centaur Guernsey L.P. Inc. (“Acelity”) and its consolidated subsidiaries.

•
the term “Merger” refers to the transaction completed on November 4, 2011 pursuant to which Kinetic Concepts, Inc. was merged with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Acelity.

•	the term “KCI” means Kinetic Concepts, Inc. and its subsidiaries.

•	the term “LifeCell” means LifeCell Corporation and its subsidiaries.

•	the term “Systagenix” means Systagenix Wound Management B.V., its subsidiaries, and its U.S.-based affiliate, Systagenix Wound Management (US), Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$224,905	$206,949
Accounts receivable, net	371,381	407,578
Inventories, net	184,590	181,567
Deferred income taxes	28,218	23,621
Prepaid expenses and other	39,604	53,161
Total current assets	848,698	872,876

Net property, plant and equipment	293,366	333,725
Debt issuance costs, net	83,926	102,054
Deferred income taxes	30,353	31,459
Goodwill	3,378,931	3,378,661
Identifiable intangible assets, net	2,429,166	2,549,201
Other non-current assets	4,950	4,669
	$7,069,390	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	57,575	50,316
Accrued expenses and other	410,725	328,975
Current installments of long-term debt	25,847	26,311
Income taxes payable	4,900	3,368
Deferred income taxes	28,512	2,199
Total current liabilities	527,559	411,169

Long-term debt, net of current installments and discount	4,830,009	4,865,503
Non-current tax liabilities	33,757	53,682
Deferred income taxes	859,078	1,003,784
Other non-current liabilities	124,542	40,432
Total liabilities	6,374,945	6,374,570
Equity:
General partner’s capital	—	—
Limited partners’ capital	700,485	900,218
Accumulated other comprehensive loss, net	(6,040)	(2,143)
Total equity	694,445	898,075
	$7,069,390	$7,272,645

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Rental	$190,465	$191,041	$532,258	$569,449
Sales	298,186	249,520	869,103	719,675
Total revenue	488,651	440,561	1,401,361	1,289,124

Rental expenses	84,744	85,746	257,574	273,479
Cost of sales	86,314	66,151	251,923	181,707
Gross profit	317,593	288,664	891,864	833,938

Selling, general and administrative expenses	163,176	152,053	510,122	518,478
Research and development expenses	15,879	17,961	51,602	56,140
Acquired intangible asset amortization	47,918	45,116	147,361	139,123
Wake Forest settlement	—	—	198,578	—
Impairment of goodwill and intangible assets	—	443,400	—	443,400
Operating earnings (loss)	90,620	(369,866)	(15,799)	(323,203)

Interest income and other	23	217	245	1,279
Interest expense	(104,475)	(101,398)	(308,475)	(315,144)
Loss on extinguishment of debt	—	(200)	—	(2,364)
Foreign currency gain (loss)	9,599	(8,738)	13,687	(11,935)
Derivative instruments gain (loss)	1,630	(6,840)	(2,670)	3,200
Loss from continuing operations before income tax benefit	(2,603)	(486,825)	(313,012)	(648,167)
Income tax benefit	(766)	(88,519)	(112,075)	(144,543)
Loss from continuing operations	(1,837)	(398,306)	(200,937)	(503,624)
Loss from discontinued operations, net of tax	—	(255)	—	(2,299)
Net loss	$(1,837)	$(398,561)	$(200,937)	$(505,923)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net loss	$(1,837)	$(398,561)	$(200,937)	$(505,923)
Unrealized investment gain (loss), net of tax benefit (expense) of $411 and $412 in 2014 and $(338) and $(1,413) in 2013	(657)	541	(659)	2,257
Foreign currency translation adjustment, net of tax benefit (expense) of $(279) and $(782) in 2014 and $(300) and $259 in 2013	(3,425)	(5,131)	(3,238)	(9,266)
Total comprehensive loss	$(5,919)	$(403,151)	$(204,834)	$(512,932)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(200,937)	$(505,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	29,179	26,356
Depreciation and other amortization	234,514	252,026
Loss on disposition of assets	—	3,189
Amortization of fair value step-up in inventory	6,680	—
Fixed asset and inventory impairment	—	30,259
Impairment of goodwill and intangible assets	—	443,400
Write-off of other intangible assets	—	16,885
Provision for bad debt	11,613	5,051
Loss on extinguishment of debt	—	2,164
Equity-based compensation expense	2,966	2,046
Deferred income tax benefit	(127,799)	(165,456)
Unrealized gain on derivative instruments	(9,310)	(5,729)
Unrealized loss (gain) on revaluation of cross currency debt	(27,559)	8,174
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	26,065	(23,046)
Increase in inventories, net	(9,275)	(10,498)
Decrease (increase) in prepaid expenses and other	12,341	(17,137)
Increase in accounts payable	7,402	3,273
Increase in accrued expenses and other	161,227	68,440
Increase (decrease) in tax liabilities, net	(12,076)	2,021
Net cash provided by operating activities	105,031	135,495

Cash flows from investing activities:
Additions to property, plant and equipment	(46,760)	(59,868)
Increase in inventory to be converted into equipment for short-term rental	(3,289)	(8,881)
Dispositions of property, plant and equipment	2,251	1,052
Businesses acquired in purchase transaction, net of cash acquired	(4,613)	—
Increase in identifiable intangible assets and other non-current assets	(9,351)	(4,273)
Net cash used by investing activities	(61,762)	(71,970)

Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—
Distribution to limited partners	—	(1,572)
Repayments of long-term debt and capital lease obligations	(19,863)	(60,429)
Payment of debt issuance costs	—	(21,604)
Net cash used by financing activities	(21,279)	(83,605)
Effect of exchange rate changes on cash and cash equivalents	(4,034)	(151)
Net increase (decrease) in cash and cash equivalents	17,956	(20,231)
Cash and cash equivalents, beginning of period	206,949	383,150
Cash and cash equivalents, end of period	$224,905	$362,919

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

We also periodically use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. We enter into foreign currency exchange contracts to manage these economic risks. These contracts are not designated as hedges; and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the condensed consolidated balance sheets.

All derivative instruments are recorded on the balance sheets at fair value. The fair values of our interest rate derivatives and foreign currency exchange contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets, which represent level 2 inputs as defined by the Codification.

(c)   Concentration of Credit Risk
We have a concentration of credit risk with financial institutions related to our derivative instruments. As of September 30, 2014, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $504.4 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.
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
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

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

The following table represents the preliminary allocation of the purchase price (in thousands):

	December 31, 2013	Adjustment	September 30, 2014
Goodwill	$171,086	$270	$171,356
Identifiable intangible assets
Customer relationships	103,301		103,301
Developed technology	91,700		91,700
Tradenames	56,800		56,800
In-process research and development	1,766		1,766
Tangible assets acquired and liabilities assumed:
Accounts receivable	50,807		50,807
Inventories	27,450		27,450
Other current assets	1,902		1,902
Property, plant and equipment	44,016		44,016
Other non-current assets	139		139
Current liabilities	(34,752)	(270)	(35,022)
Other non-current liabilities	(79)		(79)
Net deferred tax liability	(35,388)		(35,388)
Total purchase price	$478,748	$—	$478,748

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

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition had occurred on January 1, 2012 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2013	2013

Pro forma revenue	$494,869	$1,446,634
Pro forma net loss	$(394,675)	$(503,990)

The unaudited pro forma condensed consolidated results of operations presented above are for illustrative purposes only and are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented, nor are they indicative of future operating results.

In January 2014, LifeCell entered into an asset purchase agreement with TauTona Injector, LLC to purchase certain assets, including patents, know-how, and inventory. Under the terms of the asset purchase agreement, LifeCell made an initial cash payment of $3.0 million at the closing of the transaction. The asset purchase agreement also calls for additional payments by LifeCell of up to $31.5 million upon the achievement of certain milestones. During the first nine months of 2014, LifeCell paid $1.5 million under the asset purchase agreement related to milestone achievement. As of September 30, 2014, the accompanying condensed consolidated balance sheet included $6.9 million under the caption "accrued expenses and other" and $8.8 million under the caption "other non-current liabilities" related to future anticipated milestone payments.

NOTE 3.     Supplemental Balance Sheet Data

(a)   Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Gross trade accounts receivable:
Billed trade accounts receivable	$397,743	$418,804
Unbilled receivables	36,077	50,841
Less: Allowance for revenue adjustments	(58,839)	(67,631)
Gross trade accounts receivable	374,981	402,014
Less: Allowance for bad debt	(13,433)	(8,483)
Net trade accounts receivable	361,548	393,531
Other receivables	9,833	14,047
	$371,381	$407,578

(b)   Inventories, net

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Finished goods and tissue available for distribution	$129,375	$110,937
Goods and tissue in-process	10,176	12,994
Raw materials, supplies, parts and unprocessed tissue	67,541	71,876
	207,092	195,807
Less: Amounts expected to be converted into equipment for short-term rental	(7,241)	(3,952)
Reserve for excess and obsolete inventory	(15,261)	(10,288)
	$184,590	$181,567

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013

Senior Dollar Term E-1 Credit Facility (1) – due 2018	$1,932,108	$1,946,708
Senior Euro Term E-1 Credit Facility (1) – due 2018	307,004	337,820
Senior Term E-2 Credit Facility (1) – due 2016	316,147	318,537
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	101	101
Notional amount of debt	4,917,360	4,965,166

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(25,938)	(30,926)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(8,224)	(10,693)
Senior Term E-2 Credit Facility Discount, net of accretion	(3,342)	(4,486)
Second Lien Senior Secured Notes Discount, net of accretion	(21,251)	(24,222)
Senior Unsecured Notes Discount, net of accretion	(2,749)	(3,025)
Net discount on debt	(61,504)	(73,352)

Total debt, net of discount	4,855,856	4,891,814
Less: Current installments	(25,847)	(26,311)
	$4,830,009	$4,865,503
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

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At September 30, 2014 and December 31, 2013, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $22.0 million and $21.2 million, respectively. In addition, we had $11.8 million and $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of September 30, 2014 and December 31, 2013, respectively. The capacity of the Revolving Credit Facility is reduced for the $22.0 million and $21.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of September 30, 2014 and December 31, 2013, respectively. The resulting availability under the Revolving Credit Facility was $178.0 million and $178.8 million at September 30, 2014 and December 31, 2013, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

Covenants

As of September 30, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and 3.25% Convertible Senior Notes due 2015 (“the Convertible Notes”).

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

Interest Rate Protection

At September 30, 2014 and December 31, 2013, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements that became effective in December 2013, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$504,367	2.256%
12/31/13-12/31/16	$504,367	2.249%
12/31/13-12/31/16	$504,367	2.250%

Previously held interest rate cap agreements expired on December 31, 2013.

Foreign Currency Exchange Rate Mitigation

At September 30, 2014, we had no outstanding foreign currency exchange contracts. At December 31, 2013, we had foreign currency exchange contracts to sell or purchase $14.3 million of various currencies.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, including the 10.5% Second Lien Secured Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.5 billion and $2.6 billion, respectively, at September 30, 2014. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.6 billion and $2.7 billion, respectively, at December 31, 2013. The fair value of our long-term debt was estimated based upon open-market trades at or near year end which represent Level 2 inputs.

The fair values of all of our derivatives, as of the reporting date, are computed using Level 2 inputs. The interest rate swap agreements are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing interest rates and related forward interest rate curves. The foreign currency exchange contracts are valued using a discounted cash flow model that takes into account the present value of the future cash flows under the terms of the agreements by using market information available as of the reporting date, including prevailing foreign currency exchange rates and related foreign currency exchange rate curves.

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2014	December 31, 2013		September 30, 2014	December 31, 2013
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$13,938	$345
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	9,426	31,906
Foreign currency exchange contracts	Prepaid expenses and other	—	146	Accrued expenses and other	—	569
Total derivatives		$—	$146		$23,364	$32,820

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest rate swap agreements	$1,630	$(5,195)	$(2,732)	$4,057
Interest rate cap agreements	—	(4)	—	(9)
Foreign currency exchange contracts	—	(1,641)	62	(848)
	$1,630	$(6,840)	$(2,670)	$3,200

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on September 30, 2014, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at September 30, 2014 or December 31, 2013.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Investment Gain	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(4,384)	$2,241	$(2,143)
Unrealized investment loss, net of tax benefit of $412	—	(659)	(659)
Foreign currency translation adjustment, net of tax expense of $782	(3,238)	—	(3,238)
Balances at September 30, 2014	$(7,622)	$1,582	$(6,040)

During the nine months ended September 30, 2014, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover $100 million in damages against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. Vital Needs alleges, among other things, breach of the contract for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs' claims are meritorious. We intend to vigorously defend the arbitration, which is in the discovery phase. The arbitration is currently set for January 2015. It is not possible to predict the outcome of this arbitration, nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the arbitration.

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). LifeNet alleges that LifeCell has been aware of the ‘200 Patent and its infringement since 2009 and acted willfully in continuing to infringe the ‘200 Patent thereafter. LifeNet seeks monetary damages including treble damages for willful infringement, together with costs and prejudgment and post judgment interest as well as a finding that the case is exceptional and an award of costs and reasonable attorneys fees. We believe that our defenses to the LifeNet claims are meritorious, that LifeCell's products do not infringe the '200 Patent, and that the patent is invalid. The case has proceeded rapidly in the Eastern District of Virginia. The trial began in Norfolk on November 3, 2014. It is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

On June 30, 2014, KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest  University Health Sciences to fully and finally resolve the pending patent disputes between them relating to negative pressure wound therapy. As of September 30, 2014, the accompanying condensed consolidated balance sheet included $81.5 million under the caption "accrued expenses and other" and $102.8 million under the caption "other non-current liabilities" representing the net present value of payments under the Settlement Agreement discounted using our incremental borrowing rate as the discount rate.  As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 335 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have each selected four bellwether cases from which one case to be tried will be selected. Discovery is proceeding on each of the bellwether cases. Trial of the first bellwether case is currently scheduled for September 2015. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. These consolidated cases are being treated as a single occurrence and therefore do not require the exhaustion of a separate self-insured retention to trigger coverage. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As fact discovery is proceeding in these cases, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 175 lawsuits in state and federal courts in Massachusetts, Delaware, Minnesota, New York and Texas (federal court cases have been transferred to West Virginia multidistrict litigation docket) alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 170 LifeCell cases filed in a consolidated docket in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. We intend to defend these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and oral argument was in July 2014. The appellate panel that heard the argument recently asked for briefing on whether the case should be heard en banc before the U.S. Court of Appeals for the Ninth Circuit. Both parties denied that there was need for en banc consideration. We await the opinion of the court. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Advanced Wound Therapeutics	$377,181	$320,879	$1,064,815	$944,526
Regenerative Medicine	111,470	119,682	336,546	344,598
Total revenue	$488,651	$440,561	$1,401,361	$1,289,124

Operating earnings (loss):
Advanced Wound Therapeutics	$131,286	$126,854	$322,543	$327,172
Regenerative Medicine	34,253	30,093	99,025	91,159
Non-allocated costs:
General headquarter expense (1)	(2,257)	(6,335)	(7,464)	(59,447)
Equity-based compensation	(863)	(850)	(2,966)	(2,046)
Merger and restructuring-related expenses (2)	(23,881)	(31,112)	(80,998)	(97,518)
Acquired intangible asset amortization (3)	(47,918)	(45,116)	(147,361)	(139,123)
Wake Forest settlement	—	—	(198,578)	—
Impairment of goodwill and intangible assets (4)	—	(443,400)	—	(443,400)
Total non-allocated costs	(74,919)	(526,813)	(437,367)	(741,534)
Total operating earnings (loss)	$90,620	$(369,866)	$(15,799)	$(323,203)
_____________________

(1)
The third quarter and nine months ended September 30, 2013 includes write-offs of $3.5 million and $16.9 million, respectively, of other intangible assets due primarily to the discontinuation of certain projects. The nine months ended September 30, 2013 also includes a $30.3 million fixed asset impairment charge.

(2)	Represents restructuring-related expenses as well as expenses related to the Merger, including management fees.

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

(1)
a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of such subsidiary guarantor (other than to the Company or a restricted subsidiary) otherwise permitted by the 10.5% Second Lien Notes or 12.5% Unsecured Notes indentures,

(2)
the designation in accordance with the 10.5% Second Lien Notes or 12.5% Unsecured Notes indentures of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary,

(3)	defeasance or discharge of the 10.5% Second Lien Notes or 12.5% Unsecured Notes, or

(4)	upon the achievement of investment grade status by the 10.5% Second Lien Notes or 12.5% Unsecured Notes; provided that such guarantee shall be reinstated upon the reversion date.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of September 30, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
September 30, 2014
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$52,380	$9,445	$162,682	$—	$224,905
Accounts receivable, net	—	176,575	68,807	125,999	—	371,381
Inventories, net	—	84,637	102,912	102,779	(105,738)	184,590
Deferred income taxes	—	503	28,218	—	(503)	28,218
Prepaid expenses and other	—	17,067	5,851	269,706	(253,020)	39,604
Intercompany receivables	166	1,862,339	2,387,963	122,512	(4,372,980)	—
Total current assets	564	2,193,501	2,603,196	783,678	(4,732,241)	848,698
Net property, plant and equipment	—	329,753	72,274	170,434	(279,095)	293,366
Debt issuance costs, net	—	83,926	—	—	—	83,926
Deferred income taxes	—	—	—	30,353	—	30,353
Goodwill	—	2,483,240	732,771	162,920	—	3,378,931
Identifiable intangible assets, net	—	314,331	1,792,989	321,846	—	2,429,166
Other non-current assets	—	1,204	186	94,460	(90,900)	4,950
Intercompany loan receivables	—	765,000	423,424	—	(1,188,424)	—
Intercompany investments	700,033	393,091	404,273	—	(1,497,397)	—
	$700,597	$6,564,046	$6,029,113	$1,563,691	$(7,788,057)	$7,069,390

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$20,028	$14,670	$22,877	$—	$57,575
Accrued expenses and other	—	285,492	245,327	75,308	(195,402)	410,725
Intercompany payables	5,526	1,065,538	2,676,774	625,142	(4,372,980)	—
Current installments of long-term debt	—	25,847	—	—	—	25,847
Income taxes payable	—	—	—	5,849	(949)	4,900
Deferred income taxes	—	—	13,692	15,323	(503)	28,512
Total current liabilities	5,526	1,396,905	2,950,463	744,499	(4,569,834)	527,559
Long-term debt, net of current installments and discount	—	4,830,009	—	—	—	4,830,009
Non-current tax liabilities	—	10,790	4,847	18,120	—	33,757
Deferred income taxes	—	73,003	730,816	55,259	—	859,078
Other non-current liabilities	626	113,416	9,424	1,076	—	124,542
Intercompany loan payables	—	417,432	765,000	5,992	(1,188,424)	—
Total liabilities	6,152	6,841,555	4,460,550	824,946	(5,758,258)	6,374,945

Total equity	694,445	(277,509)	1,568,563	738,745	(2,029,799)	694,445
	$700,597	$6,564,046	$6,029,113	$1,563,691	$(7,788,057)	$7,069,390

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2013
(in thousands)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$87,771	$118	$118,662	$—	$206,949
Accounts receivable, net	—	184,723	71,457	151,398	—	407,578
Inventories, net	—	54,809	101,779	101,751	(76,772)	181,567
Deferred income taxes	—	14,991	6,610	2,020	—	23,621
Prepaid expenses and other	—	35,832	5,434	321,427	(309,532)	53,161
Intercompany receivables	166	1,687,528	2,326,181	21,241	(4,035,116)	—
Total current assets	564	2,065,654	2,511,579	716,499	(4,421,420)	872,876
Net property, plant and equipment	—	311,122	80,963	223,987	(282,347)	333,725
Debt issuance costs, net	—	102,054	—	—	—	102,054
Deferred income taxes	—	—	—	31,459	—	31,459
Goodwill	—	2,483,240	732,771	162,650	—	3,378,661
Identifiable intangible assets, net	—	361,640	1,829,452	358,109	—	2,549,201
Other non-current assets	—	715	192	94,662	(90,900)	4,669
Intercompany loan receivables	—	990,972	404,688	—	(1,395,660)	—
Intercompany investments	901,902	432,884	372,093	—	(1,706,879)	—
	$902,466	$6,748,281	$5,931,738	$1,587,366	$(7,897,206)	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$15,266	$14,929	$20,121	$—	$50,316
Accrued expenses and other	—	185,790	246,977	77,843	(181,635)	328,975
Intercompany payables	4,110	852,892	2,559,407	618,707	(4,035,116)	—
Current installments of long-term debt	—	26,311	—	—	—	26,311
Income taxes payable	—	—	3,368	—	—	3,368
Deferred income taxes	—	—	—	2,199	—	2,199
Total current liabilities	4,110	1,080,259	2,824,681	718,870	(4,216,751)	411,169
Long-term debt, net of current installments and discount	—	4,865,503	—	—	—	4,865,503
Non-current tax liabilities	—	28,850	4,284	20,548	—	53,682
Deferred income taxes	—	231,713	718,930	53,141	—	1,003,784
Other non-current liabilities	281	38,667	334	1,150	—	40,432
Intercompany loan payables	—	399,690	780,000	215,970	(1,395,660)	—
Total liabilities	4,391	6,644,682	4,328,229	1,009,679	(5,612,411)	6,374,570

Total equity	898,075	103,599	1,603,509	577,687	(2,284,795)	898,075
	$902,466	$6,748,281	$5,931,738	$1,587,366	$(7,897,206)	$7,272,645

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$160,147	$1,622	$28,696	$—	$190,465
Sales	—	79,951	271,166	239,133	(292,064)	298,186
Total revenue	—	240,098	272,788	267,829	(292,064)	488,651
Rental expenses	—	76,656	4,843	49,544	(46,299)	84,744
Cost of sales	28	87,277	180,777	91,044	(272,812)	86,314
Gross profit (loss)	(28)	76,165	87,168	127,241	27,047	317,593
Selling, general and administrative expenses	835	72,295	43,676	46,583	(213)	163,176
Research and development expenses	—	5,771	6,130	3,978	—	15,879
Acquired intangible asset amortization	—	15,077	19,731	13,110	—	47,918
Wake Forest settlement	—	—	—	—	—	—
Operating earnings (loss)	(863)	(16,978)	17,631	63,570	27,260	90,620
Non-operating intercompany transactions	—	5,702	(895)	(15,994)	11,187	—
Interest income and other	—	18,955	3,062	88	(22,082)	23
Interest expense	—	(107,529)	(17,305)	(1,723)	22,082	(104,475)
Foreign currency gain (loss)	—	27,996	(783)	(17,614)	—	9,599
Derivative instruments gain	—	1,630	—	—	—	1,630
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(863)	(70,224)	1,710	28,327	38,447	(2,603)
Income tax expense (benefit)	—	12,787	(11,289)	(2,264)	—	(766)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(863)	(83,011)	12,999	30,591	38,447	(1,837)
Equity in earnings (loss) of subsidiaries	(974)	44,971	30,591	—	(74,588)	—
Earnings (loss) from continuing operations	(1,837)	(38,040)	43,590	30,591	(36,141)	(1,837)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(1,837)	$(38,040)	$43,590	$30,591	$(36,141)	$(1,837)
Total comprehensive income (loss)	$(5,919)	$(42,122)	$39,508	$26,509	$(23,895)	$(5,919)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2013
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$155,893	$1,513	$33,635	$—	$191,041
Sales	—	77,659	224,426	159,142	(211,707)	249,520
Total revenue	—	233,552	225,939	192,777	(211,707)	440,561
Rental expenses	—	62,928	4,010	53,891	(35,083)	85,746
Cost of sales	30	123,481	142,946	57,512	(257,818)	66,151
Gross profit (loss)	(30)	47,143	78,983	81,374	81,194	288,664
Selling, general and administrative expenses	820	66,834	44,169	40,261	(31)	152,053
Research and development expenses	—	8,010	6,742	3,209	—	17,961
Acquired intangible asset amortization	—	19,625	17,907	7,584	—	45,116
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings (loss)	(850)	(47,326)	(433,235)	30,320	81,225	(369,866)
Non-operating intercompany transactions	—	(8,076)	49,735	(60,212)	18,553	—
Interest income and other	—	17,852	3,062	97	(20,794)	217
Interest expense	—	(104,402)	(17,756)	(34)	20,794	(101,398)
Loss on extinguishment of debt	—	(200)	—	—	—	(200)
Foreign currency gain (loss)	—	(14,433)	(38)	5,733	—	(8,738)
Derivative instruments loss	—	(6,840)	—	—	—	(6,840)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(850)	(163,425)	(398,232)	(24,096)	99,778	(486,825)
Income tax benefit	—	(51,104)	(34,535)	(2,880)	—	(88,519)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(850)	(112,321)	(363,697)	(21,216)	99,778	(398,306)
Equity in earnings (loss) of subsidiaries	(397,711)	48,780	(20,950)	—	369,881	—
Earnings (loss) from continuing operations	(398,561)	(63,541)	(384,647)	(21,216)	469,659	(398,306)
Earnings (loss) from discontinued operations, net of tax	—	(331)	(1)	266	(189)	(255)
Net earnings (loss)	$(398,561)	$(63,872)	$(384,648)	$(20,950)	$469,470	$(398,561)
Total comprehensive income (loss)	$(403,151)	$(68,462)	$(389,238)	$(25,540)	$483,240	$(403,151)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$440,351	$4,809	$87,098	$—	$532,258
Sales	—	215,289	726,946	665,333	(738,465)	869,103
Total revenue	—	655,640	731,755	752,431	(738,465)	1,401,361
Rental expenses	80	216,134	12,463	157,584	(128,687)	257,574
Cost of sales	73	229,191	460,426	274,514	(712,281)	251,923
Gross profit (loss)	(153)	210,315	258,866	320,333	102,503	891,864
Selling, general and administrative expenses	2,813	224,598	133,627	149,470	(386)	510,122
Research and development expenses	—	17,634	19,409	14,559	—	51,602
Acquired intangible asset amortization	—	47,239	59,621	40,501	—	147,361
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(2,966)	(277,734)	46,209	115,803	102,889	(15,799)
Non-operating intercompany transactions	—	5,034	(29,421)	(46,983)	71,370	—
Interest income and other	—	53,456	15,953	165	(69,329)	245
Interest expense	—	(324,379)	(51,663)	(1,762)	69,329	(308,475)
Foreign currency gain (loss)	—	31,375	(480)	(17,208)	—	13,687
Derivative instruments loss	—	(2,670)	—	—	—	(2,670)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,966)	(514,918)	(19,402)	50,015	174,259	(313,012)
Income tax expense (benefit)	—	(177,652)	45,196	20,381	—	(112,075)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,966)	(337,266)	(64,598)	29,634	174,259	(200,937)
Equity in earnings (loss) of subsidiaries	(197,971)	(39,793)	29,634	—	208,130	—
Earnings (loss) from continuing operations	(200,937)	(377,059)	(34,964)	29,634	382,389	(200,937)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(200,937)	$(377,059)	$(34,964)	$29,634	$382,389	$(200,937)
Total comprehensive income (loss)	$(204,834)	$(380,956)	$(38,861)	$25,737	$394,080	$(204,834)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2013
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$461,605	$4,766	$103,078	$—	$569,449
Sales	—	221,296	640,681	481,490	(623,792)	719,675
Total revenue	—	682,901	645,447	584,568	(623,792)	1,289,124
Rental expenses	13	186,426	12,180	167,226	(92,366)	273,479
Cost of sales	84	221,212	396,855	177,420	(613,864)	181,707
Gross profit (loss)	(97)	275,263	236,412	239,922	82,438	833,938
Selling, general and administrative expenses	1,949	269,490	136,734	110,515	(210)	518,478
Research and development expenses	—	23,366	23,263	9,511	—	56,140
Acquired intangible asset amortization	—	61,276	54,274	23,573	—	139,123
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings (loss)	(2,046)	(78,869)	(421,259)	96,323	82,648	(323,203)
Non-operating intercompany transactions	—	52,176	108,489	(112,565)	(48,100)	—
Interest income and other	—	54,046	9,188	166	(62,121)	1,279
Interest expense	—	(324,163)	(52,974)	(128)	62,121	(315,144)
Loss on extinguishment of debt	—	(2,364)	—	—	—	(2,364)
Foreign currency loss	—	(8,953)	(251)	(2,731)	—	(11,935)
Derivative instruments gain	—	3,200	—	—	—	3,200
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,046)	(304,927)	(356,807)	(18,935)	34,548	(648,167)
Income tax benefit	—	(97,201)	(38,718)	(8,624)	—	(144,543)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,046)	(207,726)	(318,089)	(10,311)	34,548	(503,624)
Equity in earnings (loss) of subsidiaries	(503,877)	104,040	(10,136)	—	409,973	—
Earnings (loss) from continuing operations	(505,923)	(103,686)	(328,225)	(10,311)	444,521	(503,624)
Earnings (loss) from discontinued operations, net of tax	—	(2,725)	(3)	175	254	(2,299)
Net earnings (loss)	$(505,923)	$(106,411)	$(328,228)	$(10,136)	$444,775	$(505,923)
Total comprehensive income (loss)	$(512,932)	$(113,420)	$(335,237)	$(17,145)	$465,802	$(512,932)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(200,937)	$(377,059)	$(34,964)	$29,634	$382,389	$(200,937)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	4,381	214,293	123,273	129,300	(165,279)	305,968
Net cash provided (used) by operating activities	(196,556)	(162,766)	88,309	158,934	217,110	105,031
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(132,506)	(3,688)	(31,367)	119,763	(47,798)
Businesses acquired in purchase transaction, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(419)	(4,896)	(4,036)	—	(9,351)
Net cash provided (used) by investing activities	—	(132,925)	(13,084)	(35,516)	119,763	(61,762)
Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—	—	—	—	(1,416)
Repayments of long-term debt and capital lease obligations	—	(19,816)	—	(47)	—	(19,863)
Proceeds (payments) on intercompany loans	—	243,714	(33,736)	(209,978)	—	—
Proceeds (payments) on intercompany investments	197,972	36,402	(32,162)	134,661	(336,873)	—
Net cash provided (used) by financing activities	196,556	260,300	(65,898)	(75,364)	(336,873)	(21,279)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,034)	—	(4,034)
Net increase (decrease) in cash and cash equivalents	—	(35,391)	9,327	44,020	—	17,956
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$52,380	$9,445	$162,682	$—	$224,905

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2013
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(505,923)	$(106,411)	$(328,228)	$(10,136)	$444,775	$(505,923)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	3,619	249,757	397,283	35,915	(45,156)	641,418
Net cash provided (used) by operating activities	(502,304)	143,346	69,055	25,779	399,619	135,495
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(145,714)	(14,556)	(98,591)	191,164	(67,697)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(70)	(4,474)	271	—	(4,273)
Net cash provided (used) by investing activities	—	(145,784)	(19,030)	(98,320)	191,164	(71,970)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Repayments of long-term debt and capital lease obligations	—	(60,446)	—	17	—	(60,429)
Payment of debt issuance costs	—	(21,604)	—	—	—	(21,604)
Proceeds (payments) on intercompany loans	—	51,298	(53,452)	2,154	—	—
Proceeds (payments) on intercompany investments	503,876	(104,808)	3,427	188,288	(590,783)	—
Net cash provided (used) by financing activities	502,304	(135,560)	(50,025)	190,459	(590,783)	(83,605)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(151)	—	(151)
Net increase (decrease) in cash and cash equivalents	—	(137,998)	—	117,767	—	(20,231)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$138,790	$—	$223,731	$—	$362,919

NOTE 10.     Subsequent Event

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. The U.S. agreement for the core fields of plastic, general, and gastrointestinal surgeries was set to expire in November 2015. The termination agreement provides for a one-time payment of $4.5 million to LifeCell on November 30, 2014 and the repurchase of existing inventory. LifeCell has agreed to provide limited transition services to Novadaq through year end. In connection with the transfer, the parties have also resolved all legal disputes between them.

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

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business.

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

RECENT DEVELOPMENTS

In September 2014 we announced the general partner of Centaur Guernsey L.P. Inc. approved changing the name of the company from Centaur Guernsey L.P. Inc. to Acelity L.P. Inc. The name change became effective on September 1, 2014. The KCI, LifeCell and Systagenix subsidiaries will continue to exist as legal entities and will each operate as Acelity companies.

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
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the third quarter and first nine months of 2014 to the third quarter and first nine months of 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change
Advanced Wound Therapeutics revenue:
Rental	$188,843	$189,528	(0.4)%	$527,449	$564,683	(6.6)%
Sales	188,338	131,351	43.4	537,366	379,843	41.5
Total – Advanced Wound Therapeutics	377,181	320,879	17.5	1,064,815	944,526	12.7

Regenerative Medicine revenue:
Rental	1,622	1,513	7.2	4,809	4,766	0.9
Sales	109,848	118,169	(7.0)	331,737	339,832	(2.4)
Total – Regenerative Medicine	111,470	119,682	(6.9)	336,546	344,598	(2.3)

Total consolidated revenue:
Rental	190,465	191,041	(0.3)	532,258	569,449	(6.5)
Sales	298,186	249,520	19.5	869,103	719,675	20.8
Total consolidated revenue	$488,651	$440,561	10.9%	$1,401,361	$1,289,124	8.7%

The increase in total revenue compared to the prior-year periods was due to higher AWT sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior years.

The increase in worldwide AWT revenue from the comparable prior-year periods was attributable primarily to revenues from Systagenix, which was acquired in the fourth quarter of 2013, and increased revenue from expansion products and certain markets outside the U.S., partially offset by lower rental revenue in established markets. The lower rental revenue in established markets resulted from lower average pricing due to increased competition, healthcare reform and declining reimbursement, partially offset by higher volumes. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue during the third quarter and first nine months of 2014 compared to the prior year periods.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the third quarter and first nine months of 2014 to the third quarter and first nine months of 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change

Americas revenue:
Rental	$165,528	$161,992	2.2%	$457,536	$480,606	(4.8)%
Sales	208,346	198,458	5.0	598,012	571,985	4.6
Total – Americas	373,874	360,450	3.7	1,055,548	1,052,591	0.3

EMEA/APAC revenue:
Rental	24,937	29,049	(14.2)	74,722	88,843	(15.9)
Sales	89,840	51,062	75.9	271,091	147,690	83.6
Total – EMEA/APAC	114,777	80,111	43.3	345,813	236,533	46.2

Total consolidated revenue:
Rental	190,465	191,041	(0.3)	532,258	569,449	(6.5)
Sales	298,186	249,520	19.5	869,103	719,675	20.8
Total consolidated revenue	$488,651	$440,561	10.9%	$1,401,361	$1,289,124	8.7%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change

Advanced Wound Therapeutics revenue	77.2%	72.8%	440	bps	76.0%	73.3%	270	bps
Regenerative Medicine revenue	22.8	27.2	(440)	bps	24.0	26.7	(270)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Americas revenue	76.5%	81.8%	(530)	bps	75.3%	81.7%	(640)	bps
EMEA/APAC revenue	23.5	18.2	530	bps	24.7	18.3	640	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	39.0%	43.4%	(440)	bps	38.0%	44.2%	(620)	bps
Sales revenue	61.0	56.6	440	bps	62.0	55.8	620	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the third quarter and first nine months of 2014 to the third quarter and first nine months of 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change

Rental expenses	$84,744	$85,746	(1.2)%	$257,574	$273,479	(5.8)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the third quarter and first nine months of 2014 decreased from the prior-year periods due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting, partially offset by an increase in operational expenses related to the sales force.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the third quarter and first nine months of 2014 to the third quarter and first nine months of 2013 (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change

Cost of sales	$86,314	$66,151	30.5%	$251,923	$181,707	38.6%

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

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change

Gross profit margin	65.0%	65.5%	(50)	bps	63.6%	64.7%	(110)	bps

The gross profit margin decrease during the third quarter of 2014 compared to the prior-year period was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement and higher operational expenses related to the sales force. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting adjustments. The gross profit margin decrease during the first nine months of 2014 compared to the prior-year period was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement, higher operational expenses related to the sales force and higher cost of sales related to the inventory step up associated with purchase accounting. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting adjustments.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	% Change	2014	2013	% Change

Selling, general and administrative expenses	$163,176	$152,053	7.3%	$510,122	$518,478	(1.6)%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A during the third quarter of 2014 compared to the prior-year period was due primarily to increased costs from Systagenix, which was acquired in the fourth quarter of 2013. The decrease in SG&A expenses during the first nine months of 2014 compared to the prior-year period is due primarily to a fixed asset impairment charge of $30.3 million and write-offs of $3.5 million and $16.9 million of other intangible assets due to the discontinuation of certain projects in 2013, partially offset by increased costs from Systagenix.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	Change		2014	2013	Change

Research and development expenses	$15,879	$17,961	(11.6)%		$51,602	$56,140	(8.1)%
As a percent of total revenue	3.2%	4.1%	(90)	bps	3.7%	4.4%	(70)	bps

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

Acquired Intangible Asset Amortization

In connection with the 2011 merger and the 2013 Systagenix acquisition, we recorded $2.89 billion and $253.6 million, respectively, of identifiable intangible assets during the fourth quarters of 2011 and 2013, respectively. During the third quarters of 2014 and 2013, we recorded $47.9 million and $45.1 million, respectively, of amortization expense associated with these acquired intangible assets. During the first nine months of 2014 and 2013, we recorded $147.4 million and $139.1 million, respectively, of amortization expense associated with these acquired intangible assets.

Wake Forest Settlement

On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280 million, according to the following schedule: $80 million paid in July 2014, $85 million to be paid in June 2015, $85 million to be paid in June 2016, and $30 million to be paid in June 2017. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Impairment of Goodwill and Intangible Assets

During the third quarter of 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit.

Interest Expense

Interest expense decreased to $104.5 million and $308.5 million in the third quarter and first nine months of 2014, respectively, compared to $101.4 million and $315.1 million in the comparable prior-year periods due to lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $9.6 million and $13.7 million during the third quarter and first nine months of 2014, respectively compared to losses of $8.7 million and $11.9 million in the prior-year periods. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction gain of $24.5 million and $27.6 million during the third quarter and first nine months of 2014, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented $12.5 million and $8.2 million of the foreign currency transaction losses recorded during the third quarter and first nine months of 2013, respectively.

Derivative Instruments Gain (Loss)

During the third quarter and first nine months of 2014, we recorded a derivative instruments gain of $1.6 million and a loss of $2.7 million, respectively, compared to a loss of $6.8 million and a gain of $3.2 million in the comparable prior-year periods due primarily to fluctuations in the value of our interest rate derivative instruments.

Loss from Discontinued Operations

No gains or losses from discontinued operations were recorded in the third quarter and first nine months of 2014. During the third quarter and first nine months of 2013, we recorded a loss from discontinued operations, net of tax, of $0.3 million and $2.3 million.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first nine months of 2013 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first nine months of 2014 and 2013, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$105,031	$135,495
Net cash used by investing activities	(61,762)	(71,970)
Net cash used by financing activities	(21,279)	(83,605)
Effect of exchange rates changes on cash and cash equivalents	(4,034)	(151)
Net increase (decrease) in cash and cash equivalents	$17,956	$(20,231)

As of September 30, 2014 and December 31, 2013, our principal sources of liquidity consisted of $224.9 million and $206.9 million, respectively, of cash and cash equivalents. We also had availability of $178.0 million and $178.8 million under our Revolving Credit Facility as of September 30, 2014 and December 31, 2013, respectively.

Capital Expenditures

During the first nine months of 2014 and 2013, we made capital expenditures of $46.8 million and $59.9 million, respectively. Capital expenditures during the first nine months of 2014 and 2013 related primarily to expanding the rental fleet and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of September 30, 2014 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$178,029	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	4.41%	(3)	1,906,170	—
Senior Euro Term E-1 Credit Facility	May 2018	5.08%	(3)	298,780	—
Senior Term E-2 Credit Facility	November 2016	4.03%	(3)	312,805	—
Total				$2,517,755	$178,029
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At September 30, 2014, the amount available under the Revolving Credit Facility reflected a reduction of $22.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $11.8 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of September 30, 2014 was 4.00% on the Senior Dollar Term E-1 Credit Facility, 4.25% on the Senior Euro Term E-1 Credit Facility and 3.50% on the Senior Term E-2 Credit Facility.

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

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the "Convertible Notes").  The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes have the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of September 30, 2014, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of September 30, 2014, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes.

For further information on our long-term debt, see Note 6 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Interest Rate Protection

At September 30, 2014 and December 31, 2013, we had three interest rate swap agreements to convert $1.5 billion of our outstanding variable rate debt to a fixed rate basis. These agreements became effective on December 31, 2013. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

Previously held interest rate cap agreements expired on December 31, 2013.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
On June 30, 2014, KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. The Settlement Agreement resolves all disputes between KCI and Wake Forest, and their respective affiliates, related to Wake Forest’s NPWT patents that were the subject of a 1993 license agreement between KCI and Wake Forest, and detailed in our previous disclosures. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280.0 million. In July 2014, KCI made the first payment to Wake Forest in the amount of $80.0 million. The remaining scheduled payments are as follows (in thousands):

	2014	2015-2016	2017-2018	Thereafter	Total
Settlement Agreement obligations	$—	$170,000	$30,000	$—	$200,000

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration in relation to Chiron Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†3.2	Certificate of Registration of Acelity L.P. Inc.
†3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on November 6, 2014.

ACELITY L.P. INC.
(REGISTRANT)

Date: November 6, 2014	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: November 6, 2014	By:	/s/ Brian Busenlehner
Brian Busenlehner
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration in relation to Chiron Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†3.2	Certificate of Registration of Acelity L.P. Inc.
†3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 6, 2014.

† Exhibit filed herewith.