Form 10-K
period 2014-12-31
Acelity L.P. Inc.
filed 2015-03-11
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission file number 001-09913

ACELITY L.P. INC.
(Exact name of registrant as specified in its charter)

Guernsey	98-1022387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12930 West Interstate 10 San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (210) 524-9000
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act: NONE

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
                                                                                                                                                                         Yes   ____         No     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                              Yes    _ X _         No     __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ____           No    X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			Accelerated filer

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ____         No     X

As of March 9, 2015, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

ACELITY L.P. INC.

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
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
3M® Tegaderm® is a licensed trademark of 3M Company; GRAFTJACKET® is a licensed trademark of Wright Medical Technology Inc; Novadaq®, SPY®, and SPY ELITE® are licensed trademarks of Novadaq Technologies, Inc.; and Prontosan® Wound Irrigation Solution is a licensed trademark of B. Braun Medical, Inc. Unless otherwise indicated, all other trademarks appearing in this Annual Report on Form 10-K are proprietary to KCI Licensing, Inc., LifeCell Corporation or Systagenix Wound Management IP Co B.V., their affiliates and/or licensors. The absence of a trademark or service mark or logo from this Annual Report on Form 10-K does not constitute a waiver of trademark or other intellectual property rights of KCI Licensing, Inc., Systagenix Wound Management IP Co B.V., or LifeCell Corporation, their affiliates and/or licensors.

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
DEFINED TERMS
The following terms are used in this Annual Report on Form 10-K unless otherwise noted or indicated by the context.

•	the terms the “Company,” “we,” “our,” and “us” refer to Acelity L.P. Inc., formerly know as Centaur Guernsey L.P. Inc., (“Acelity”) and its consolidated subsidiaries.

•
the term “Merger” refers to the transaction completed on November 4, 2011 pursuant to which Kinetic Concepts, Inc. was merged with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Acelity.

•
the term “Sponsors” means collectively investment funds advised by Apax Partners (“Apax”) and controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments”) and certain other co-investors who control Acelity.

▪	the term “KCI” means Kinetic Concepts, Inc. and its subsidiaries.

▪	the term “LifeCell” means LifeCell Corporation and its subsidiaries.

▪	the term “Systagenix” means “Systagenix Wound Management B.V., its subsidiaries, and its U.S.-based affiliate, Systagenix Wound Management (US), Inc.

PART I
ITEM 1. BUSINESS
Company Overview and Corporate Organization

Acelity is a non-operating holding company whose business is comprised of the operations of wholly-owned subsidiaries that commercialize our advanced wound therapeutics and regenerative medicine products. Acelity is controlled by our Sponsors. We operate our advanced wound therapeutics and regenerative medicine businesses through subsidiaries of KCI, LifeCell and Systagenix. Our global headquarters is based in San Antonio, Texas.

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

We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
For the year ended December 31, 2014, we generated revenue of $1.866 billion. Our AWT and Regenerative Medicine businesses generated approximately 76.1% and 22.9% of our total 2014 revenue, respectively. Other revenue was approximately 1.0% of our total 2014 revenue. Revenue from our Americas and EMEA/APAC operations accounted for 75.6% and 24.4% of our total 2014 revenue, respectively.
As of December 31, 2014, we had approximately 5,740 employees worldwide, the majority of whom are located in North America. Other major concentrations of employees are located in Europe and at our manufacturing, research and development and engineering operations based in the U.K., Ireland and Belgium.

Competitive Strengths

We believe we have the following competitive strengths:
Leading Brands in Attractive Markets
We have built leading brands in the large and growing advanced wound therapeutics and regenerative medicine markets. Our product portfolio includes several top global brands such as V.A.C.®, AlloDerm®, Strattice® and Promogran®. Other well-regarded brands that are gaining adoption and market share include advanced devices such as VeraFlo™, Prevena® and ABThera®, as well as our Adaptic® wound dressing.
Complete Solutions Across the Continuum of Care
We have a portfolio of highly complementary products that can be used together or in sequence to address patient needs at different stages of healing from the operating room, to the hospital ward and in the home. This allows us to co-market and cross-sell our products across business lines, treatment protocols and care settings. Our advanced devices such as ABThera and Prevena are often used to help manage recovery and reduce complications from breast reconstruction and hernia repair surgical procedures using our Regenerative Medicine products. In addition, our advanced wound dressings such as Adaptic and Promogran are often used before, during and after V.A.C. Therapy for the management of complex wounds.
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

Improving Clinical Outcomes Through Innovation
We have a history of over 35-years of innovation and commercialization of best-in-class products and therapies that deliver superior clinical outcomes for patients. We continue to be global pioneers in negative pressure devices, advanced wound dressings and regenerative medicine, creating and growing new markets based on our ability to identify and address unmet clinical needs with products that advance the practice of medicine. We make substantial investments in developing clinical and economic data that demonstrate the superior clinical efficacy and outstanding value proposition of our products and therapies.
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

Driving Adoption of Expansion Products
We have launched several impactful new technologies in recent years, such as V.A.C. VeraFlo®, Prevena, ABThera, Revolve™ and CelluTome®, and we plan new products and line extensions across our product portfolio. We drive adoption of these expansion products by focusing on product differentiation and superior clinical efficacy. We continue to invest in new clinical data to drive therapy adoption and gain access to expanded medical procedures. Our clinical profile coupled with our economic value proposition provide a catalyst for increased adoption of our newer products and therapies.

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

Portfolio Innovation
Our highly skilled innovation teams place a great deal of emphasis on identifying the unmet needs of patients and care-givers, and we invest in projects that will deliver impactful clinical and economic benefits. We have a successful track record spanning over 35 years in commercializing novel technologies that change the clinical practice of medicine by addressing the critical unmet needs of clinicians, restoring the well-being of their patients and helping to reduce the overall cost of patient care.

Growing Through Acquisitions

We augment our organic innovation and development with acquisitions of new technologies and product platforms that are a good strategic fit for our business. We intend to build on our leadership positions through the evaluation of and investment in adjacent or enabling technologies and synergistic growth opportunities. We plan to leverage the strength of our core businesses and sales channels to commercialize newly acquired technologies and product lines to meet the needs of patients and caregivers worldwide.

Operational Excellence

In an effort to implement our long-term strategy, our management team is focused on operational excellence, with a goal of improved operations and management systems which transform us into a more agile, progressive and global enterprise. We maintain a low cost global manufacturing footprint which helps drive profitability and strong cash flows. We continue to identify and implement efficiencies in our systems and operations through standardization and automation that translate into reduced costs and more effective decision making.
Advanced Wound Therapeutics Business

Our AWT business is focused on the development and commercialization of advanced devices and advanced wound dressings and accounted for approximately $1.420 billion or 76.1% of our global revenue in 2014. Our AWT business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), advanced dressings, negative pressure surgical management (“NPSM”) and epidermal harvesting. Our AWT dressings are used for the management of chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix.

Advanced Devices

We are a global market leader in the commercialization of NPWT products across all care settings and the majority of our advanced wound therapeutics revenue is generated with NPWT products. Our NPWT product portfolio is built upon our proprietary V.A.C. technology, which promotes wound healing by delivering controlled and regulated negative pressure (a vacuum) to the wound bed through an open-cell foam dressing. Since its introduction, our V.A.C. technology has changed the way wounds are treated and managed. With more published clinical evidence than any competing offering, V.A.C. has been selected by prescribers as the treatment of choice for approximately 9 million patients worldwide. Key brands within our NPWT product portfolio include the V.A.C.Ulta® with VeraFlo™, InfoV.A.C®, ActiV.A.C.®, and V.A.C.Via®.

Over the last 20 years, we have worked with the medical community to develop a significant body of clinical evidence demonstrating the superior efficacy of our NPWT products and we believe our products provide a significant technological advantage to patients and caregivers which helps reduce complications at a lower overall cost of care. Since we first introduced V.A.C. in 1996, over 980 clinical studies proving and supporting the clinical efficacy of our V.A.C. wound healing and tissue repair systems have been published in peer reviewed medical journals such as The Lancet, the International Wound Journal, the World Journal of Surgery, the Plastic and Reconstructive Surgery journal, the Annals of Surgery, the Journal of Wound Care and the Annals of Plastic Surgery. A study published in the Plastic and Reconstructive Surgery journal showed reduction in operating room visits and a decrease in hospital length of stay when using VeraFlo with Prontosan compared to V.A.C. in wounds that required hospital admission and surgical debridement. Encouraging results have also been noted in a published study using VeraFlo with saline instillation in the International Wound Journal. In the outpatient setting, compelling economic outcomes data on over 8,200 NPWT patient claims provided by Optum LifeSciences showed that both 12 month wound related costs and 12 month all-cause costs for patients treated with our NPWT products cost 27% less to treat compared to patients treated by competitors’ NPWT products. In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

Our NPSM business is a rapidly growing franchise with products designed for use in the surgical setting. Our NPSM products employ negative pressure for use in the surgical setting for the management of complex open abdominal procedures and for the management of clean, closed incisions. Our key brands in NPSM are ABThera for the open abdomen and Prevena for incision management. Clinical studies have shown significant advantages to patients with our NPSM products. For example, clinical data on Prevena published in the Journal of Vascular Surgery in January 2013 demonstrated a significant decrease in the incidence of groin surgical site complications, and recent clinical data on ABThera published in the online edition of the Annals of Surgery observed a greater than 50% reduction in 90-day mortality in patients who received ABThera versus the traditional Barker’s vacuum- packing technique (“BVPT”) for treatment of the open abdomen. This randomized controlled trial of ABThera supports the findings of a 2013 prospective observational study published in the World Journal of Surgery that stated that a prospective cohort study observed a 50% reduction in 30-day all cause mortality and an increased 30-day primary fascial closure rate in patients who received ABThera versus BVPT for treatment of the open abdomen.

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

Our Promogran brand is a market leading collagen dressing which helps promote wound healing by providing the benefits of collagen on the wound and maintaining a moist wound healing environment. In published scientific studies, Promogran has been proven to help restore the balance of the wound microenvironment, promoting granulation tissue and helping the wound close. Our Promogran line of products are often used for the treatment of diabetic foot ulcers, venous leg ulcers, and pressure ulcers, as well as traumatic and surgical wounds, all of which can be complex and difficult to manage. The clinical benefits of Promogran are further enhanced in our Promogran Prisma® line of dressings with the use of ionic silver, which helps protect against infection. In clinical practice Promogran Prisma has been demonstrated to protect against infection and promote healing in diabetic foot ulcers. Our Tielle foam dressings, Adaptic contact layer dressings, and Silvercel® antimicrobial dressings are also leading brands designed to provide patient comfort and maintain an optimal moist wound healing environment. Adaptic Touch® is often used in conjunction with NPWT to enhance patients' comfort and safety in certain applications.

Customers

In U.S. acute care and long-term care facilities, we contract with healthcare facilities individually or through proprietary or voluntary group purchasing organizations (“GPOs”) that represent large numbers of hospitals and long-term care facilities. We bill these facilities directly for the rental and sale of our products. In the U.S. home care setting, we provide our AWT products and therapies to patients in the home and bill third-party payers, such as Medicare and private insurance, directly. For 2014, 2013 and 2012, U.S. Medicare placements accounted for 8%, 11% and 13%, of AWT revenue, respectively. In the U.S., we primarily distribute our advanced wound dressings through independent distributors. None of our individual customers or third party payers, other than U.S. Medicare, accounted for 10% or more of total AWT revenues for 2014, 2013 or 2012. Outside of the U.S., most of our AWT revenue is generated in the post-acute and acute care settings on a direct billing basis, or through sales to distributors in countries where we have indirect operations. Sales and rentals of AWT products accounted for approximately 76.1% of our total revenue in 2014. Geographically, the Americas and EMEA/APAC represented 70.9% and 29.1%, respectively, of total 2014 AWT revenue.

Sales and Marketing
Our AWT products are utilized in acute care hospitals and facilities, long-term care facilities and in the home. Because physicians and nurses are critical to the adoption and use of our advanced devices and dressings, a major element of our marketing focus is to educate and train these medical practitioners in the application of our products. We equip clinicians with the specific knowledge necessary to drive optimal clinical outcomes, restore patient well being and reduce the cost of patient care. Our AWT sales organizations include clinical consultants, all of whom are healthcare professionals. Their principal responsibilities are to make product rounds, consult on complex cases, train home health agencies and educate facility staff on the use of our therapies.

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
Regenerative Medicine Business
Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business. Regenerative Medicine accounted for approximately $428.1 million or 22.9% of our global revenue in 2014. The majority of our Regenerative Medicine revenue is generated in the United States and we continue efforts to penetrate new geographies. Our Regenerative Medicine business is primarily conducted by our LifeCell operating subsidiaries.

Our tissue matrices enjoy leadership positions in post-mastectomy breast reconstruction and complex abdominal wall repair. With recent advances in both technology and surgical technique, more women are choosing breast reconstruction procedures post-mastectomy and AlloDerm is a best-in-class choice for tissue reinforcement for these procedures. AlloDerm has been used successfully in more than one million procedures to date, and its clinical performance in breast reconstruction post-mastectomy has been reported in over 100 peer-reviewed articles, which is more than all competitive products combined.

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

In November 2014, we acquired global intellectual property and regulatory rights to the Revolve system, for which we previously held exclusive distribution rights in North America and Australia. Revolve is a single-use, high volume autologous fat processing system engineered to yield rapid and reliable results. With our newly acquired rights, which allow us to manufacture and sell Revolve globally, combined with the commercialization of the adipose tissue injector device recently acquired from TauTona, we expect to further increase our presence and penetration into the autologous fat grafting market, and achieve sales and marketing synergies with existing and future Revolve customers, through the commercialization of the adipose tissue injector device recently acquired from TauTona.

Customers

Our tissue matrices and autologous fat grafting products are used primarily by plastic and general surgeons. Hospitals and ambulatory surgical centers (“ASCs”) are the primary purchasers of our products, and we contract with healthcare facilities individually or through proprietary hospital groups, integrated delivery networks and GPOs that represent large numbers of hospitals and long-term care facilities. None of our customers or third party payers accounted for 10% or more of total Regenerative Medicine revenues for 2014, 2013 or 2012. Geographically, the Americas and EMEA/APAC represented approximately 94.5% and 5.5%, respectively, of total 2014 Regenerative Medicine revenue.

Sales and Marketing

We currently market our Regenerative Medicine products in the United States primarily for abdominal wall repair, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through our direct sales and marketing organization. Since 2009, we have commercialized Strattice in 17 countries in our EMEA geographic region, where we have initially contracted directly with hospitals for the use of Strattice in complex abdominal wall repair and breast reconstruction. Our sales representatives in the U.S. and EMEA primarily interact with plastic surgeons and general surgeons to educate them regarding the use and potential benefits of our tissue-related products. We are considered the benchmark in the industry for delivering professional medical education, including hands-on bioskill labs, national and international conferences, trade shows, and medical symposia featuring some of the most well-regarded and influential surgeons in their respective fields. We also participate in numerous national fellowship programs with world-renowned institutions.

In addition to our direct sales and marketing efforts, we partner with several companies for the sales and marketing of our acellular tissue matrices in dental, orthopedic, and urogynecoligical procedures. These partners include BioHorizons Implant Systems, Inc., Wright Medical, Boston Scientific, and Tornier for the distribution and marketing of our tissue matrix products in the United States and certain international markets. These partnered relationships accounted for approximately $12.2 million or 0.7% of our total 2014 revenue. LifeCell also manufactures GRAFTJACKET for wounds, which is distributed by our AWT business.
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

International

Our AWT and Regenerative Medicine global sales operations are geographically diverse with direct sales in over 25 countries and indirect operations in an additional 50 countries. The principal markets, products and methods of distribution in our businesses’ international operations vary with market size and stage of development. Our principal international markets are currently in Canada, western Europe, Japan and the Middle East, and we are currently expanding sales and marketing resources in order to capitalize on opportunities in other markets, such as emerging markets in the Asia Pacific region and Latin America. Generally, we maintain a geographically based sales organization that we believe provides greater flexibility in international markets. For the years ended December 31, 2014, 2013 and 2012, approximately 24.4%, 19.7% and 19.1%, respectively, of total revenue was derived from EMEA/APAC markets.

Our international operations are subject to certain financial and other risks, and international operations in general present complex tax and cash management challenges. Relationships with customers and effective terms of sale frequently vary by country. Trade receivable balances in most countries outside the United States generally are outstanding for longer periods than in the United States, particularly in Europe. Political and economic instability are also important business concerns due to the potential for rapidly changing business conditions and currency exposure. Foreign currency exchange rate fluctuations can affect income and cash flows of international operations. The company attempts to hedge some of these currency exposures to help reduce the effects of foreign exchange fluctuations on the business. For more information, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, Note 6 of the notes to consolidated financial statements and Item 1A. “Risk Factors” included in this Form 10-K.

Acquisitions and Divestitures

In November 2014, LifeCell entered into a license and technology transfer agreement with the GID Group. Under the agreement, we received an exclusive, world-wide, sublicensable, and royalty-free license to the Revolve technology. Revolve is a single-patient-use, high volume autologous fat processing system designed for surgeons interested in providing their patients with natural, volume enhancement solutions.

In October 2014, LifeCell entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. The U.S. agreement for the core fields of plastic, general, and gastrointestinal surgeries was set to expire in November 2015. The termination agreement provided for a one-time payment of $4.5 million to LifeCell on November 30, 2014 and the repurchase of existing inventory. LifeCell has agreed to provide limited transition services to Novadaq. These historical results of operations of the disposal group are reported as discontinued operations in the consolidated statements of operations.

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
In the fourth quarter of 2012, we acquired CelluTome, a technology designed for epidermal skin grafting with limited donor-site morbidity in the office or outpatient setting with minimal discomfort. This technology enables a consistent and reproducible harvest of autologous grafts of uniform thickness that are immediately applied to the wound bed. The technology’s value in skin grafting procedures makes it a strategic fit into our advanced wound therapeutics business.

In the fourth quarter of 2012, we also completed the divestiture of our legacy KCI TSS business to Getinge AB. The TSS business was comprised of specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices. At the closing of the divestiture, Getinge paid approximately $247 million for the assets of the TSS business. At the time of the divestiture, we entered into a transition services agreement with Getinge pursuant to which we provided certain financial and information technology services through 2014. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

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

The manufacture of our AWT devices and disposables is conducted at our manufacturing facilities in Athlone, Ireland, Peer, Belgium, and the manufacturing facilities of third-party contract manufacturers in Mexico. The manufacture of our AWT dressings is primarily conducted at our manufacturing facility in Gargrave, England. We plan to leverage our existing infrastructure and manufacturing capabilities to expand internal production for our AWT devices, disposables and dressings in the future. Our manufacturing processes for our AWT devices involve producing final assemblies in accordance with a master production plan. Assembly of our devices is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabrics, polymers, etc.) for which price volatility is relatively low. Some raw materials used in the manufacture of both our devices and disposables are procured from a single source and sole source suppliers As part of our normal business process, and in particular since the acquisition of Systagenix, we continue to develop and qualify second source suppliers where practical.

Our Regenerative Medicine manufacturing operations are located at a single location in Branchburg, New Jersey, with primary warehousing and distribution being conducted at a separate location in the immediate vicinity of the manufacturing plant. Warehousing and distribution of products supporting our EMEA Regenerative Medicine business are conducted from a distribution center in the Netherlands. We maintain inventory of our tissue matrix products for direct sales, and we periodically ship product to our distributors, which they maintain in inventory until final sale. Our autologous fat grafting products are manufactured by a third-party supplier in the U.S.

Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing. Our xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. Our allograft tissue matrix products are made from donated human dermal tissue. We obtain all of our donated human cadaveric tissue from multiple tissue banks and organ procurement organizations in the United States. These tissue banks and organ procurement organizations are subject to federal and state regulations. We require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA. The National Organ Transplant Act (“NOTA”) does not apply to xenograft tissue products; however, our materials and porcine tissue suppliers are subject to extensive regulatory requirements applicable to their operations, including oversight and regulation by the U.S. Department of Agriculture. Most of our critical raw materials have secondary sources of supply. Where they do not, materials and solutions inventories are adjusted to ensure business continuity in case of a supplier disruption, and we are currently in the process of identifying and validating secondary sources.

Intellectual Property

To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, copyrights, trademarks, trade secrets and other intellectual property rights, and contractual restrictions on disclosure, copying and transfer of title, including confidentiality agreements with vendors, strategic partners, co-developers, employees, consultants and other third parties. We seek patent protection in the United States and abroad. Many of our products and services are offered under proprietary trademarks and service marks. We have patent rights relating to our existing and prospective products in the form of owned and licensed patents. Most of the patents in our patent portfolio have a term of 20 years from their date of priority. We hold more than 2,260 patents and have over 1,760 patent applications pending in the United States and in certain other countries that relate to aspects of the technology used in many of our products. We do not consider our business to be materially dependent upon any individual patent. For additional information see “Item 1A. Risk Factors” and Note 12 of the notes to the consolidated financial statements for the year ended December 31, 2014.

Research, Development and Clinical Sciences

Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, and new applications of negative pressure technology and advanced wound dressings. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business. We continue to focus our efforts in developing new cost-effective products and technologies that result in superior clinical outcomes. One of our primary focuses for innovation is to gain greater insights into areas of high clinical need, where we can bring new product solutions with novel technologies to help clinicians address these problems. In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use. Expenditures for research and development, including clinical trials, in each of the periods below, were as follows (dollars in thousands):

	Year ended December 31,
	2014	2013	2012

Research and development expenses	$69,321	$75,577	$71,712

Working Capital Management

We maintain inventory parts, supplies and finished goods to support customer needs in our service centers, manufacturing facilities and distribution warehouses. Our payment terms with health care facilities and third-party payers, including Medicare and private insurance are consistent with industry standards. A portion of our receivables relate to unbilled revenues arising in the normal course of business. A portion of our revenues remain unbilled for a period of time due to monthly billing cycles requested by our customers or due to our internal paperwork processing and compliance procedures regarding billing third-party payers.

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

The FDA has established regulations for HCT/Ps (including Section 361 HCT/Ps) that require tissue donors to be screened and tested for relevant communicable diseases and require manufacturers of HCT/Ps to follow GTPs in their recovery, processing, storage, labeling, packaging and distribution of HCT/Ps to prevent the introduction, transmission or spread of communicable diseases. The FDA regulations for HCT/Ps also require us to report adverse reactions and deviations from donor screening and other applicable requirements. Product listing and establishment registration requirements also apply to our HCT/Ps. The facilities we use to process our HCT/Ps are subject to periodic and for-cause inspections by the FDA and other governmental authorities to verify compliance with GTPs and these other regulatory requirements.

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

•
the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally funded health care program, and health care fraud statutes that prohibit false statements and improper claims to any third-party payer; and

•
the United States Foreign Corrupt Practices Act, which can be used to prosecute companies in the United States for certain improper arrangements with foreign government officials or other parties outside the United States.

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

To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval through a pre-market approval application, or “shonin.” The Japanese government, through the Ministry of Health, Labour, and Welfare (“MHLW”), regulates medical devices under the Pharmaceutical Affairs Law (“PAL”). Oversight for medical devices is conducted through the Pharmaceutical and Medical Devices Agency (“PMDA”), a government organization responsible for scientific review of market authorization applications, and inspection and auditing of manufacturers to ensure compliance with clinical, laboratory, and manufacturing practice requirements. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. We are subject to inspection for compliance by the MHLW and the PMDA.

The regulation of our human tissue products outside the United States varies by country and is complex and constantly evolving. A limited amount of our human tissue products is currently distributed in several countries internationally. Certain countries where we do not currently sell our human tissue products regulate human tissue products as pharmaceutical products, which would require us to make extensive filings and obtain regulatory approvals before selling our product in such countries. Certain countries classify our products as human tissue for transplantation but may restrict their import or sale. Certain foreign countries have laws similar to NOTA. These laws may restrict the amount that we can charge for our products and may restrict our ability to export or distribute our products to licensed not-for-profit organizations in those countries. Other countries have no applicable regulations regarding the import or sale of human tissue products similar to our products, creating uncertainty as to what standards we may be required to meet.

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

Health Care Initiatives and Reimbursement

Government and private sector initiatives to control the increasing cost of health care, including price regulation and competitive pricing, coverage and payment policies, comparative and cost-effectiveness analyses, technology assessments and managed-care arrangements, are continuing in many geographies where we do business, including the United States, Europe and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private health care insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for procedures or treatments, and some third-party payers require their pre-approval before medical devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products. A substantial portion of advanced wound therapeutic and regenerative medicine product placements are subject to reimbursement coverage criteria from various public and private third-party payers, including government-funded programs, and other publicly funded health plans in foreign jurisdictions. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. Payment by government entities for our products in the United States is subject to regulation by the Centers for Medicare and Medicaid Services (“CMS”) and comparable state agencies responsible for reimbursement and regulation of health care items and services. Reimbursement fee schedules regulate the amount the United States government will reimburse hospitals, providers and suppliers for the care of persons covered by Medicare. This includes in some instances determining whether specific technologies, and their correlating procedures, are covered, and if so, what the payment rate may be. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.

In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. commercial insurers have adopted coverage criteria similar to Medicare standards. For the year ended December 31, 2014, U.S. Medicare placements of our NPWT products represented approximately 6.5% of our total revenue. We maintain CMS deemed accreditation in the U.S. through the Accreditation Commission for Health Care (“ACHC”). Our U.S. Service Centers are subject to numerous unannounced federal and state reimbursement and licensing agency inspections, in addition to the tri-annual ACHC reaccreditation survey visits. From time to time, CMS periodically initiates payment schedule changes and bidding programs that affect our home care NPWT business. Our revenue from U.S. Medicare placements of NPWT products is now subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, as part of this competitive bidding program, CMS announced new reimbursement rates for Medicare patients in the home, which became effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across the 91 major metropolitan areas. These 91 areas represent approximately 45% of our U.S. Medicare Part B business. Reimbursement for the NPWT business has also been impacted by the competitive bidding program in an additional 9 areas as of January 1, 2014, with a similar reimbursement decline of 42%. These 9 areas represent an additional 10% of our U.S. Medicare Part B business. The areas impacted by competitive bidding will be re-bid at the expiration of the current 3-year Medicare contracts, with new rates going into effect July 1, 2016 for the initial 91 MSAs, and January 1, 2017 for the subsequent 9 MSAs.  Additionally, all non-bid areas, representing 45% of our U.S. Medicare Part B business, will be subject to reimbursement decreases equivalent to regional averages of the competitive bidding rates beginning January 1, 2016.   The new rates will be phased in beginning January 1, 2016 and fully in effect by July 1, 2016.

Additionally, sequestration cuts of 2% were implemented to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts that began on April 1, 2013. CMS applies the 2% reduction to all claims after determining patient coinsurance and any other applicable deductible and Medicare secondary payment adjustments. The sequestration cut is in place until 2024 unless Congress acts.

We also are subject to routine pre-payment and post-payment audits of durable medical equipment (“DME”) claims submitted to Medicare Part B. These audits typically involve a complex medical review, by Medicare or its designated contractors and representatives, of documentation supporting the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to obtain the written medical record in advance of therapy as long as the underlying medical records reported to us support the coverage criteria and medical necessity information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims, we could be subject to denial or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that an audit results in major discrepancies of claims records which lacked proof of medical necessity, Medicare may be entitled to take additional corrective measures, including: extrapolation of the results of the audit across a wider population of claims, submitting recoupment demands for claims other than those examined in the audit, or placing the organization on a full prepayment review. These audits have increased over the last two years from being negligible to approximately 10% of our claims.  While eventually receiving payment on a high percent of the claims subject to these audits, payment timeliness may range from a few months up to a year resulting in increasing Medicare accounts receivable balances.

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

Health Care Reform

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. Under the legislation, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The legislation imposed, among other things, an excise tax of 2.3% of any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. We are subject to this excise tax on our sales of certain medical devices we manufacture, produce or import. In fiscal years 2014 and 2013, we paid approximately $14.1 million and $13.5 million, respectively, related to the medical device tax. The legislation also provides for the establishment of an Independent Payment Advisory Board that could recommend changes in Medicare payment under certain circumstances beginning in 2014. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the Federal False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

Availability of Securities and Exchange Commission Filings

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.acelity.com, as soon as reasonably practicable after we file or furnish such information to the SEC. Information contained on our website is not incorporated by reference to this report.

ITEM 1A.      RISK FACTORS

Risks Related to Our Business
We face significant and increasing competition, which could adversely affect our operating results.
We face significant and increasing competition in each of our businesses, which are characterized by rapid technological change and significant price competition. Market share can shift as a result of technological innovation and other business factors. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, product availability, price and services provided by the manufacturer. Our ability to compete will depend in large part on our ability to develop and acquire new products and technologies as well as to anticipate technology advances. Product introductions or enhancements by competitors which have advanced technology, better features or lower pricing may make our products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, expand our geographic reach, enhance our existing products and develop new products for the advanced wound therapeutics and regenerative medicine markets. In addition, we have seen increasing price competition as more competitors have entered the market and customers are being challenged by declining reimbursement rates. Consolidation trends in the healthcare industry may also introduce new competitors or provide existing competitors with an enhanced ability to compete against our products. We expect competition to increase over time as competitors introduce additional competing products in the advanced wound therapeutics and regenerative medicine markets and continue expanding into geographic markets where we currently operate. Our failure to compete effectively could result in loss of market share to our competitors and have a material adverse effect on our sales and profitability. Our competitive position can also be adversely affected by product problems, physician advisories and safety alerts, reflecting the importance of product quality in the medical device industry.

We are subject to stringent domestic and foreign medical device and human tissue regulation and any adverse regulatory action may materially adversely affect our financial condition and business operations.

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

In addition, device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and that fraudulent claims are made to the government. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties and in a corporate integrity agreement with the federal government that imposes significant administrative obligations and costs, and potential exclusion from federal health care programs.

Foreign governmental regulations have become increasingly stringent and more common, and we may become subject to even more rigorous regulation by foreign governmental authorities in the future. Penalties for a company’s noncompliance with foreign governmental regulation could be severe, including revocation or suspension of a company’s business license and criminal sanctions. Any domestic or foreign governmental medical device law or regulation imposed in the future may have a material adverse effect on our financial condition and business operations.

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
As part of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, we are now subject to an excise tax of 2.3% on our sales of certain medical devices we manufacture, produce or import. In fiscal years 2014 and 2013, we paid approximately $14.1 million and $13.5 million, respectively, related to the medical device tax. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

We cannot predict with any certainty what other impact this legislation may have on our business. Legislative or administrative reforms to the U.S. or international reimbursement systems that significantly reduce reimbursement for procedures using our products and therapies or deny coverage for such procedures, or adverse decisions relating to our products by administrators of such systems in coverage or reimbursement issues, could result in reduced demand for our products and increased downward pricing pressure, which could adversely affect our business. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain. It is also possible that this legislation will result in lower reimbursements for our products. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals, all of which may have a material adverse effect on our business, financial condition and results of operations.

Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could adversely affect our sales and profitability.

Many existing and potential customers for our products within the United States are members of GPOs and integrated delivery networks (“IDNs”), including accountable care organizations, and our business is partly dependent on major contracts with these organizations. Our products can be contracted under national tenders or with larger hospital GPOs. The healthcare industry has been consolidating, and as a result, transactions with customers are larger and more complex. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. The majority of our AWT hospital sales and rentals in the United States are made pursuant to contracts with GPOs and IDNs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing GPO and IDN agreements; including, agreements that would otherwise expire. Bids are generally solicited from multiple manufacturers or service providers with the intention of obtaining lower pricing. Due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the United States, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Failure to be included in certain of these agreements could have a material adverse effect on our business, including sales and rental revenues.

While having a contract with a major purchaser, such as a GPO, IDN or public-based purchasing organization for a given product category can facilitate sales, such contract positions can offer no assurance that sales volumes of those products will be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. Accordingly, although we have multiple contracts with many major purchasing organizations, the members of such groups may choose to not purchase from us, and the contracts themselves are subject to termination on short notice.

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

In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs. For the year ended December 31, 2014, U.S. Medicare placements of our NPWT products represented approximately 6.5% of our total revenue. Changes to Medicare policies, including the launch and expansion of the competitive bidding program, can have a significant impact on our business. These changes can also include revisions in the interpretation or application of Medicare contractor coverage policies or adverse administrative coverage determinations. Such changes can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such determinations and changes can often be challenged only through an administrative appeals process. In the event that our interpretations of coverage policies in effect at any given time are inconsistent with administrative coverage determinations, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our revenue from Medicare placements in the United States. We are participating in Medicare’s durable medical equipment competitive bidding program, which resulted in substantial reimbursement declines in 100 major metropolitan areas. Any expansion of the competitive bidding program or further price reductions could have an adverse impact on our financial results. For more information on the competitive bidding program, see “Item 1: Business.”

We are also subject to claims audits by government regulators, contractors and private payers. Our documentation, billing and other practices are subject to scrutiny by regulators, including claims audits. To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers, which in some cases involve a review of claims that can be several years old. Such audits may also be initiated as a result of recommendations made by government agencies. Our agreements with private payers also commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for significant refunds or recoupments of amounts previously paid to us. For more information on claims audits, see Note 12 of the notes to the consolidated financial statements for the year ended December 31, 2014.

If we are unsuccessful in protecting and maintaining our intellectual property, our competitive position could be harmed.
We rely on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure agreements to protect our proprietary intellectual property. Patents and our other proprietary rights are essential to our business, and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We seek to protect these, in part, through confidentiality agreements with employees, consultants, and other third parties. We pursue a policy of generally obtaining patent protection in both the United States and key foreign countries for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous United States and foreign patents and have numerous patent applications pending. We are also a party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments.

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

Pending and future patent litigation could be costly and disruptive and may have an adverse effect on our financial condition and results operations.

We operate in an industry characterized by extensive patent litigation. Defending intellectual property litigation is expensive and complex and outcomes are difficult to predict. We are currently party to several intellectual property litigation disputes described in more detail in “Item 3. Legal Proceedings” and Note 12 of the notes to the consolidated financial statements for the year ended December 31, 2014. Any pending or future patent litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or force us to make significant royalty payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. As a healthcare supplier, we can expect to face additional claims of patent infringement in the future. A successful claim of patent or other intellectual property infringement against us could adversely affect our results of operations and financial condition.

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

Moreover, we may not realize the anticipated financial or other benefits of an acquisition, including our ability to achieve cost savings or revenue synergies. Our failure to manage successfully and coordinate the growth of the combined company could also have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business. For example, in 2013 we recognized impairment charges of $443.4 million related to impairment of LifeCell goodwill and intangible assets, which KCI acquired in 2008. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our results of operations and financial condition could be adversely affected. See Note 2 of the notes to the consolidated financial statements for the year ended December 31, 2014 for a discussion of our recent acquisitions.

We may not realize the expected benefits from our restructuring initiatives and continuous improvement efforts, and they may result in unintended adverse impacts to our business.

Over the last three years, we have undertaken several restructuring and realignment initiatives to reduce our overall cost base and improve efficiency. We have recently announced a business realignment plan to combine our business units into one centrally managed operating company as well as to unify certain support functions. The actions initiated under our business realignment plans include outsourcing of certain service and support functions, workforce reductions, and other efforts to streamline our business. While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges.

Divestitures of some of our businesses or product lines may adversely affect our business, results of operations and financial condition.

In regularly evaluating the performance of our businesses, we may decide to sell a business or product line. Even if we identify a divestiture opportunity, we may be unable to complete the divestiture on favorable terms, if at all. Any divestitures may result in significant charge-offs or write-downs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition. The process of divesting ourselves of a business or product line could result in unforeseen expenditures and risks, including dissynergies in shared functions, as well as complexities in separating operations, services, products and personnel. Divestitures often require the diversion of management's attention from other business concerns and the disruption of our business, and could result in potential loss of key employees. We may not be able to successfully manage these or other significant risks related to divesting a business or product line. See Note 2 of the notes to the consolidated financial statements for the year ended December 31, 2014 for a discussion of the recent divestiture of the SPY® Elite System business and the 2012 divestiture of the TSS business.

Our failure to comply with program integrity laws may subject us to penalties and adversely affect our financial condition and results of operations.

Participation in federal healthcare programs requires us to comply with laws regarding the way in which we conduct business, as well as the way in which we submit claims. These laws include the False Claims Act, which attaches per-claim liability and treble damages to the filing of false or improper claims for federal payment. Since 2009, we have been party to litigation arising out of qui tam allegations of violations of the False Claims Act. For more information regarding this litigation, see “Item 3. Legal Proceedings.” There are also laws that attach criminal liability to unlawful inducements for the referral of business reimbursable under federally funded healthcare programs, known as the anti-kickback laws, and those that attach repayment and monetary damages to instances where healthcare service providers seek reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Additionally, we are subject to the Sunshine Act, which requires that we annually disclose to CMS all transfers of value (subject to limited exclusions) to certain physicians and teaching hospitals, as such terms are defined in statute and regulation. Failure to accurately disclose these transfers could subject us to certain monetary penalties.

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

Our facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead-time to repair or replace. The manufacture of all of our tissue regenerative medicine products is conducted exclusively at our sole manufacturing facility in Branchburg, New Jersey, and our adipose autologous grafting products are manufactured at a third-party supplier in the U.S. The manufacture of our NPWT disposable supplies is conducted at our manufacturing facilities in Athlone, Ireland and Peer, Belgium, and the manufacturing facilities of third-party contract manufacturers in Mexico. The manufacture of our advanced wound dressings is conducted at our manufacturing facility in Gargrave, England. Regulatory approvals of our products are limited to one or more specifically approved manufacturing facilities. If we fail to produce enough of a product at a facility, or if our manufacturing process at that facility is subject to a temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions, we may be unable to deliver that product to our customers or to identify and validate alternative sources for the affected product on a timely basis, which would impair our results of operations. Disruption of our third-party manufacturers’ facilities could arise for a variety of reasons, including technical, labor or other difficulties, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of, or damage to, any facility (as a result of natural disaster, use and storage of hazardous materials or other events), quality control issues, bankruptcy of the manufacturer or other reasons. Any of these disruptions in the production of our key manufacturers could have a negative impact on our sales or profitability. We take precautions to safeguard the facilities, including security, health and safety protocols, appropriate inventory coverage, business continuity plans and off-site backup and storage of electronic data. Additionally, we maintain property insurance that includes coverage for business interruption. However, a natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our revenues and results of operations.

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

Our operations outside the United States are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations. Sales outside of the United States represented approximately $537.0 million, or 29%, of our total revenue for the year ended December 31, 2014 and $411.4 million, or 24%, of our total revenue for the year ended December 31, 2013, and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	local product preferences and product requirements;

•	less stringent protection of intellectual property in some countries outside the United States;

•	more stringent data privacy and protection measures in some countries outside the United States;

•	trade protection measures and import and export licensing requirements;

•	changes in foreign regulatory requirements and tax laws;

•	alleged or actual violations of the Foreign Corrupt Practices Act of 1977, and similar local commercial anti-bribery and anti-corruption laws in the foreign jurisdictions in which we do business;

•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;

•	government-mandated austerity programs limiting spending;

•	changes in government-funded tenders and payer pathways;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	complex tax and cash management issues;

•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries;

•	political and economic instability and inflation, recession or interest rate fluctuations; and

•	longer-term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.

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

The FCPA and similar worldwide anti-bribery laws in non-U.S. jurisdictions generally prohibit companies from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or other third-parties, including distributors. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and result in a material effect on our results of operations, financial condition and cash flows.

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

We also are pursuing initiatives to modernize our information technology systems and processes. Many of our business lines use disparate systems and processes, including those required to support critical functions related to our operations, sales, and financial reporting. We continue implementing new systems to better streamline and integrate critical functions, which we expect to result in improved efficiency and, over time, reduced costs. While we believe these initiatives provide significant opportunity for us, they do expose us to inherent risks. We may suffer data loss or delays or other disruptions to our business, which could have an adverse effect on our results of operations and financial condition. If we fail to successfully implement new information technology systems and processes, we may fail to realize cost savings anticipated to be derived from these initiatives.

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
We are involved in a number of legal proceedings relating to product liability claims. For example, LifeCell is currently named as a defendant in approximately 335 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. We are also named defendants in 180 cases related to Repliform, a human tissue product sold by Boston Scientific, one of our distributors. Legal proceedings are inherently unpredictable, and the outcome can result in excessive verdicts and/or injunctive relief that may affect how we operate our business, or we may enter into settlements of claims for monetary damages that exceed our insurance coverage, if any. In addition, we cannot predict the results of future legislative activity or future court decisions, any of which could lead to an increase in regulatory investigations or our exposure to litigation. Any such proceedings or investigations, regardless of the merits, may result in substantial costs, the diversion of management’s attention from other business concerns and additional restrictions on our sales or the use of our products, and potentially harm our reputation, which could disrupt our business and have an adverse effect on our results of operations and financial condition.
Our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs.
Our manufacturing operations worldwide and those of our third-party suppliers are subject to many requirements under environmental, health and safety laws concerning, among other things, the generation, handling, transportation and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, and emissions or discharges into the air or water. Violations of these laws can result in significant civil and criminal penalties and incarceration. Most environmental agencies also have the power to shut down an operation if it is operating in violation of environmental law. Some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life, and others restrict the materials that manufacturers may use in their products and require redesign and labeling of products. We have management programs and processes in place that are intended to minimize the potential for violations of these laws. New laws and regulations, violations of these laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs, become the basis for new or increased liabilities, and cause disruptions to our operations that could be material. Any significant disruption in our third party suppliers’ operations as a result of violations of these laws or regulations could also have an adverse effect on our operations and financial condition.
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
As a result of the 2011 going-private transaction, our Sponsors and their affiliates beneficially own most of the outstanding equity of our company. The interests of the Sponsors may differ from our interest and from those of holders of our Notes in material respects. For example, the Sponsors may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their overall equity portfolios, even though such transactions might involve risks to holders of our Notes. The Sponsors are in the business of making investments in companies and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. The companies in which one or more of the Sponsors invest may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Additionally, the Sponsors may determine that the disposition of some or all of their interests in our company would be beneficial to the Sponsors at a time when such disposition could be detrimental to the holders of our Notes. If we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of the holders of our Notes. In that situation, for example, the holders of our Notes might want us to raise additional equity from our equity holders or other investors to reduce our leverage and pay our debts, while our equity holders might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. The Sponsors have no obligation to provide us with financing and are able to sell their equity ownership in our parent company at any time. Moreover, the Sponsors’ ownership of our company may have the effect of discouraging offers to acquire control of our company.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.

We have a significant amount of indebtedness. At December 31, 2014, we and our subsidiaries had approximately $4.898 billion (excluding original issue discount) of aggregate principal amount of indebtedness outstanding, of which $4.286 billion was secured indebtedness, $612.1 million was unsecured indebtedness, and an additional $161.0 million of unused commitments available to be borrowed under our Revolving Credit Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to our debt holders and significant effects on our business. For example, it could:

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
The credit agreement governing our credit facilities and the indentures governing the Notes will impose significant operating and financial restrictions and limit our ability and our other restricted subsidiaries’ ability to:

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Our principal office is owned by us and is located in San Antonio, Texas. In addition, we lease office space in San Antonio, Texas, Bridgewater, New Jersey, and Gatwick, England, which are used for sales and marketing, customer service, research and development facilities, information technology, and for general corporate purposes. We also lease our service centers in countries where we have direct operations. We conduct our Regenerative Medicine manufacturing operations, including tissue processing, warehousing and distribution at two leased facilities in Branchburg, New Jersey, which includes office, laboratory, manufacturing and warehouse space. We maintain AWT engineering operations in the United States and maintain AWT manufacturing and engineering operations in the United Kingdom, Ireland and Belgium. We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2015.

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover in excess of $100 million in damages and legal fees against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. Vital Needs alleges, among other things, breach of the contract for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs’ claims are meritorious. The arbitration hearing took place in January 2015, and we are currently awaiting a decision from the panel, which is expected during the second quarter of 2015. It is not possible to predict the outcome of this arbitration, nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the arbitration.

In September 2013, LifeNet Health (“LifeNet”) filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 (“the ‘200 Patent”). On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the post-trial and appeal stages of this litigation and intends to defend any further claims by LifeNet. If LifeCell’s post-verdict motions are denied, LifeCell plans to appeal to the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds.

On June 30, 2014, KCI entered into a settlement agreement with Wake Forest  University Health Sciences to fully and finally resolve the historical patent and royalty disputes between them relating to negative pressure wound therapy. As of December 31, 2014, the accompanying consolidated balance sheet included $82.7 million under the caption “accrued expenses and other” and $104.3 million under the caption “other non-current liabilities” representing the net present value of payments under the Settlement Agreement discounted using our incremental borrowing rate as the discount rate.  As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 335 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have each selected two bellwether cases from which one case to be tried will be selected. Further discovery is proceeding on each of the four bellwether cases. Trial of the first bellwether case is currently scheduled for January 2016. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As further fact discovery is proceeding in these cases, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 180 lawsuits in state and federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 175 LifeCell cases filed in a consolidated docket in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Three cases are pending in a multi-district federal case in West Virginia that is proceeding very slowly. The remaining cases are in Massachusetts, Delaware, Minnesota, and New York. None of these cases are proceeding at this time. We intend to defend these suits vigorously, and do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and oral argument was in July 2014 before a 3 member panel. On January 16, 2015, the Ninth Circuit entered an order scheduling oral argument en banc before the U.S. Court of Appeals for the Ninth Circuit which is currently scheduled for March 17, 2015. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

We are a party to several additional lawsuits arising in the ordinary course of our business. Additionally, the manufacturing and marketing of medical products necessarily entails an inherent risk of product liability claims. We maintain multiple layers of product liability insurance coverage and we believe these policies and the amounts of coverage are appropriate and adequate.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Acelity’s partnership units are not currently traded on a public market. No dividends were declared in 2014, 2013 or 2012. The terms of our Notes and our senior credit agreement currently restrict our ability to declare and pay cash dividends. See Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA
The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data for fiscal years 2013 and 2014 and the selected consolidated statement of operations data for the fiscal years 2012, 2013 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for fiscal year 2010, the period from January 1, 2011 through November 3, 2011, and the period from November 4, 2011 through December 31, 2011 and the selected consolidated balance sheet data for fiscal years 2010, 2011 and 2012 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation (in thousands).

	Fiscal Year Ended December 31,	Period from January 1 through November 3,	Period from November 4 through December 31,	Fiscal Year Ended December 31,
	2010	2011	2011(1)	2012	2013	2014
	Predecessor	Predecessor	Successor	Successor	Successor	Successor

Consolidated statement of operations data:
Revenue:
Rental	$911,655	$745,457	$142,506	$815,560	$743,818	$719,864
Sales	831,055	753,708	160,395	913,943	989,083	1,146,475
Total revenue	1,742,710	1,499,165	302,901	1,729,503	1,732,901	1,866,339
Rental expenses	468,745	349,754	84,747	438,752	353,504	332,762
Cost of sales	229,308	189,379	43,025	244,372	251,842	323,363
Gross profit	1,044,657	960,032	175,129	1,046,379	1,127,555	1,210,214
Selling, general and administrative expenses	529,337	559,507	216,458	589,858	684,601	713,554
Research and development expenses	85,567	69,575	14,117	71,712	75,577	69,321
Acquired intangible asset amortization	37,426	29,519	16,459	220,984	188,571	194,433
Wake Forest settlement	—	—	—	—	—	198,578
Impairment of goodwill and intangible assets	—	—	—	—	443,400	—
Operating earnings (loss)	392,327	301,431	(71,905)	163,825	(264,594)	34,328

Interest income and Other	851	972	148	829	1602	3,667
Interest expense(2)	(87,053)	(61,931)	(105,052)	(466,622)	(419,877)	(412,733)
Loss on extinguishment of debt	—	—	—	(31,481)	(2,364)	—
Foreign currency gain (loss)	(4,769)	131	21,783	(13,001)	(22,226)	17,844
Derivative instruments gain (loss)	269	(2,909)	(9,473)	(31,433)	1,576	(5,183)
Earnings (loss) from continuing operations before income taxes (benefit)	301,625	237,694	(164,499)	(377,883)	(705,883)	(362,077)
Income taxes (benefit)	90,099	76,096	(46,127)	(147,823)	(150,792)	(127,031)
Earnings (loss) from continuing operations	211,526	161,598	(118,372)	(230,060)	(555,091)	(235,046)
Earnings (loss) from discontinued operations, net of tax	44,558	29,340	3,503	88,643	(3,567)	4,573
Net earnings (loss)	$256,084	$190,938	$(114,869)	$(141,417)	$(558,658)	$(230,473)

	Fiscal Year Ended December 31,
	2010	2011(1)	2012	2013	2014
	Predecessor	Successor	Successor	Successor	Successor
Consolidated balance sheet data:
Cash and cash equivalents	$316,603	$215,426	$383,150	$206,949	$183,541
Working capital	512,388	479,913	512,185	461,707	286,839
Total assets	3,075,999	7,921,379	7,574,764	7,272,645	7,000,713
Total debt(3)	1,105,062	4,663,402	4,579,592	4,893,316	4,841,975
Total shareholders’ equity	1,483,079	1,593,444	1,457,396	898,075	660,713

(1)	Amounts include the impact of the Merger in November 2011.

(2)	Amount for the period from November 4, 2011 through December 31, 2011 includes $32.3 million of fees associated with the Merger-related bridge financing.

(3)	Total debt equals current and long-term debt and capital lease obligations.

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

Our advanced wound therapeutics (“AWT”) business is focused on the development and commercialization of AWT devices and dressings and accounted for approximately $1.420 billion or 76.1% of our global revenue in 2014. Our AWT business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), advanced dressings, negative pressure surgical management (“NPSM”) and epidermal harvesting. Our AWT dressings are used for the management of chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. Key brands in our AWT business include the V.A.C. NPWT line of products, Prevena, ABThera, CelluTome, Promogran, Tielle, and Adaptic.

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business. Regenerative medicine accounted for approximately $428.1 million or 22.9% of our global revenue in 2014.
Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England and accounted for approximately $18.0 million or 1.0% of our global revenue in 2014.

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

Acquisitions and Divestitures

In October 2014, LifeCell entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. The U.S. agreement for the core fields of plastic, general, and gastrointestinal surgeries was set to expire in November 2015. The termination agreement provided for a one-time payment of $4.5 million to LifeCell on November 30, 2014 and the repurchase of existing inventory. LifeCell has agreed to provide limited transition services to Novadaq. These historical results of operations of the disposal group are reported as discontinued operations in the consolidated statements of operations.

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

In the fourth quarter of 2012, we also completed the divestiture of our legacy KCI TSS business to Getinge AB. The TSS business was comprised of specialized therapeutic support systems, including hospital beds, mattress replacement systems, overlays and patient mobility devices. At the closing of the divestiture, Getinge paid approximately $247 million for the assets of the TSS business. At the time of the divestiture, we entered into a transition services agreement with Getinge pursuant to which we provided certain financial and information technology services through 2014. The historical results of operations of the disposal group, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations.

Healthcare and Reimbursement Reform

Significant reforms to the U.S. healthcare system were adopted in the form of the Patient Protection and Affordable Care Act of 2010 (the “PPACA”). The PPACA requires, among other things, medical device companies to pay a 2.3% excise tax on most U.S. medical device sales beginning in 2013. During 2014 and 2013, the company paid excise taxes totaling $14.1 million and $13.5 million, respectively.

In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. insurers have adopted coverage criteria similar to Medicare standards. For the years ended December 31, 2014 and 2013, U.S. Medicare placements of our NPWT products represented approximately 6.5% and 8.2%, respectively, of our total revenue. Our revenue from U.S. Medicare placements of NPWT products is now subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, as part of this competitive bidding program, CMS announced new reimbursement rates for Medicare patients in the home, which became effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across the 91 major metropolitan areas. These 91 areas represent approximately 45% of our U.S. Medicare Part B business. Reimbursement for the NPWT business has also been impacted by the competitive bidding program in an additional 9 areas as of January 1, 2014, with a similar reimbursement decline of 42%. These 9 areas represent an additional 10% of our U.S. Medicare Part B business. The areas impacted by competitive bidding will be re-bid at the expiration of the current 3-year Medicare contracts, with new rates going into effect July 1, 2016 for the initial 91 MSAs, and January 1, 2017 for the subsequent 9 MSAs.  Additionally, all non-bid areas, representing 45% of our U.S. Medicare Part B business, will be subject to reimbursement decreases equivalent to regional averages of the competitive bidding rates beginning January 1, 2016.   The new rates will be phased in beginning January 1, 2016 and fully in effect by July 1, 2016.
Additionally, sequestration cuts of 2% were implemented to all Medicare Part A and B fee-for-service payments, including items under Medicare competitive bidding contracts that began on April 1, 2013. CMS applies the 2% reduction to all claims after determining patient coinsurance and any other applicable deductible and Medicare secondary payment adjustments. The sequestration cut is in place until 2024 unless Congress acts.
RECENT DEVELOPMENTS
On March 10, 2015, we entered into Amendment No. 6 to our Senior Secured Credit Facility (“Amendment No. 6”). In connection with Amendment No. 6, certain applicable rates were modified so that (i) Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. Repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. We paid fees of $6.3 million as a result of this amendment. See “Liquidity and Capital Resources” and Note 5 of the notes to the consolidated financial statements for the year ended December 31, 2014.

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
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
The Year ended December 31, 2014 compared to the Year ended December 31, 2013
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Year ended December 31,
	2014	2013

Advanced Wound Therapeutics revenue:
Rental	$719,864	$743,818
Sales	700,414	543,569
Total – Advanced Wound Therapeutics	1,420,278	1,287,387

Regenerative Medicine revenue:
Sales	428,089	442,174

Other revenue:
Sales	17,972	3,340

Total consolidated revenue:
Rental	719,864	743,818
Sales	1,146,475	989,083
Total consolidated revenue	$1,866,339	$1,732,901

The increase in total revenue for 2014 as compared to the prior year was due to higher AWT sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior year.

The increase in worldwide AWT revenue from the comparable prior year was attributable primarily to revenues from Systagenix, which was acquired in the fourth quarter of 2013, and increased revenue from expansion products and certain markets outside the U.S., partially offset by lower rental revenue in established markets. The lower rental revenue in established markets resulted from lower average pricing due to increased competition, healthcare reform and declining reimbursement, partially offset by higher volumes. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue compared to the prior year.

The decline in worldwide Regenerative Medicine revenue from the prior year was due primarily to decreased volumes of abdominal wall repair procedures using biologics as some customers are choosing lower cost alternatives. Foreign currency exchange rate movements did not have a significant impact on worldwide Regenerative Medicine revenue.

For additional discussion on segment and operation information, see Note 14 of the notes to the consolidated financial statements for the year ended December 31, 2014.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Year ended December 31,
	2014	2013

Americas revenue:
Rental	$622,491	$627,121
Sales	789,157	763,794
Total – Americas	1,411,648	1,390,915

EMEA/APAC revenue:
Rental	97,373	116,697
Sales	357,318	225,289
Total – EMEA/APAC	454,691	341,986

Total consolidated revenue:
Rental	719,864	743,818
Sales	1,146,475	989,083
Total consolidated revenue	$1,866,339	$1,732,901

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31,
	2014	2013

Advanced Wound Therapeutics revenue	76.1%	74.3%
Regenerative Medicine revenue	22.9	25.5
Other revenue	1.0	0.2
Total consolidated revenue	100.0%	100.0%

Americas revenue	75.6%	80.3%
EMEA/APAC revenue	24.4	19.7
Total consolidated revenue	100.0%	100.0%

Rental revenue	38.6%	42.9%
Sales revenue	61.4	57.1
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Year ended December 31,
	2014	2013

Rental expenses	$332,762	$353,504

Rental expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during 2014 decreased from the prior year due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting adjustments related to the Merger, partially offset by an increase in operational expenses related to increases in the number of sales force representatives.

Cost of Sales

The following table presents cost of sales (in thousands):

	Year ended December 31,
	2014	2013

Cost of sales	$323,363	$251,842

Cost of sales includes manufacturing costs, product costs, royalties and the step up in value associated with purchase accounting adjustments associated with our “for sale” products.  The increase in cost of sales in 2014 compared to the prior year was due primarily to increased sales volumes from Systagenix, which was acquired in the fourth quarter of 2013.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Year ended December 31,
	2014	2013

Gross profit margin	64.8%	65.1%

The gross profit margin decrease during 2014 as compared to the prior year was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement, higher operational expenses related to the sales force and higher cost of sales related to the inventory step up associated with purchase accounting. This decrease was partially offset by a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting adjustments related to the Merger.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses (“SG&A”) and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31,
	2014	2013

Selling, general and administrative expenses	$713,554	$684,601
As a percent of total revenue	38.2%	39.5%

SG&A generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A expenses during 2014 compared to the prior year is due primarily to increased costs from Systagenix, which was acquired in the fourth quarter of 2013, along with a $34.7 million accrued expense recorded in the fourth quarter of 2014 related to our LifeNet litigation. The increase was partially offset by a fixed asset impairment charge of $30.6 million and write-offs of $16.9 million of other intangible assets due primarily to the discontinuation of certain projects in 2013.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31,
	2014	2013

Research and development expenses	$69,321	$75,577
As a percent of total revenue	3.7%	4.4%

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

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.891 billion of identifiable intangible assets during the fourth quarter of 2011. In 2013, we recorded an additional $253.6 million of identifiable intangibles in connection with our acquisition of Systagenix. We recognized $194.4 million and $188.6 million of amortization expense related to these acquired intangible assets during the years ended December 31, 2014 and 2013, respectively.

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

Impairment of Goodwill and Intangible Assets

No impairments of Goodwill or Intangible Assets were recorded in 2014. During the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit.

Interest Expense

Interest expense decreased to $412.7 million in 2014 compared to $419.9 million in the prior year due to lower interest rates.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $17.8 million during 2014 compared to losses of $22.2 million in the prior year. The revaluation of the Term E-1 EURO loan to U.S. dollars represented $39.8 million of foreign currency transaction gains during 2014 compared to losses of $14.5 million in the prior year.

Derivative Instruments Gain (Loss)

During 2014, we recorded a derivative instruments loss of $5.2 million compared to a gain of $1.6 million in the prior year due primarily to fluctuations in the value of our interest rate derivative instruments.

Earnings (loss) from Discontinued Operations

During 2014, we recorded earnings from discontinued operations, net of tax, of $4.6 million related to the disposition of our SPY assets. During 2013, we recorded a loss from discontinued operations, net of tax, of $3.3 million related to the disposition of TSS assets and a loss from discontinued operations, net of tax, of $0.3 million related to the disposition of our SPY assets. See Note 2 of the notes to consolidated financial statements for the year ended December 31, 2014 for additional information on discontinued operations.

The Year ended December 31, 2013 compared to the Year ended December 31, 2012

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue (in thousands):

	Year ended December 31,
	2013	2012
Advanced Wound Therapeutics revenue:
Rental	743,818	815,560
Sales	543,569	496,698
Total – Advanced Wound Therapeutics	1,287,387	1,312,258

Regenerative Medicine revenue:
Sales	442,174	417,245

Other revenue:
Sales	3,340	—

Total consolidated revenue:
Rental	743,818	815,560
Sales	989,083	913,943
Total consolidated revenue	$1,732,901	$1,729,503

The increase in total revenue for 2013 as compared to the prior year was due to higher Regenerative Medicine sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements did not have a significant impact on worldwide revenue compared to the prior year.

The decline in worldwide AWT revenue from the prior year was attributable primarily to lower rental revenue in established markets, partially offset by revenues from the Systagenix acquisition in the fourth quarter and increased revenue from expansion products and certain markets outside the U.S. The lower rental revenue in established markets resulted from a combination of lower volumes and lower average pricing. We anticipate our average global pricing will decline moderately in the future due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements did not have a significant impact on worldwide AWT revenue compared to the prior year.

The growth in worldwide Regenerative Medicine revenue over the prior year was due primarily to increased volumes of abdominal wall repair procedures due to demographic shifts and increased volumes of breast reconstruction procedures utilizing our products. Foreign currency exchange rate movements did not have a significant impact on worldwide Regenerative Medicine revenue.

For additional discussion on segment and operation information, see Note 14 of the notes to the consolidated financial statements for the year ended December 31, 2014.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography (in thousands):

	Year ended December 31,
	2013	2012
Americas revenue:
Rental	627,121	676,227
Sales	763,794	723,180
Total – Americas	1,390,915	1,399,407

EMEA/APAC revenue:
Rental	116,697	139,333
Sales	225,289	190,763
Total – EMEA/APAC	341,986	330,096

Total consolidated revenue:
Rental	743,818	815,560
Sales	989,083	913,943
Total consolidated revenue	$1,732,901	$1,729,503

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31,
	2013	2012
Advanced Wound Therapeutics revenue	74.3%	75.9%
Regenerative Medicine revenue	25.5	24.1
Other revenue	0.2	—
Total consolidated revenue	100.0%	100.0%

Americas revenue	80.3%	80.9%
EMEA/APAC revenue	19.7	19.1
Total consolidated revenue	100.0%	100.0%

Rental revenue	42.9%	47.2%
Sales revenue	57.1	52.8
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated (in thousands):

	Year ended December 31,
	2013	2012

Rental expenses	$353,504	$438,752

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
Cost of Sales

The following table presents cost of sales (in thousands):

	Year ended December 31,
	2013	2012

Cost of sales	$251,842	$244,372

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

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Year ended December 31,
	2013	2012

Gross profit margin	65.1%	60.5%

The gross profit margin increase during 2013 compared to the prior year was due primarily to a decrease in depreciation related to the fixed asset step up, lower cost of sales related to the inventory step up associated with purchase accounting and a reduction in operational expenses due to cost control measures.
Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31,
	2013	2012

Selling, general and administrative expenses	$684,601	$589,858
As a percent of total revenue	39.5%	34.1%

SG&A expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The increase in SG&A expenses during 2013 compared to the prior year is due primarily to a fixed asset impairment charge of $30.6 million and an increase in restructuring-related expenses. Additionally, during 2013, write-offs of $16.9 million of other intangible assets were recorded due primarily to the discontinuation of certain projects. During 2012, SG&A expenses included impairment charges of $22.1 million associated with certain production equipment at our AWT manufacturing plant and inventory associated with our V.A.C.Via product.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Year ended December 31,
	2013	2012

Research and development expenses	$75,577	$71,712
As a percent of total revenue	4.4%	4.1%

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

Acquired Intangible Asset Amortization

In connection with the Merger, we recorded $2.891 billion of identifiable intangible assets during the fourth quarter of 2011. In 2013, we recorded an additional $253.6 million of identifiable intangibles in connection with our acquisition of Systagenix. We recognized $188.6 million and $221.0 million of amortization expense related to these acquired intangible assets during the years ended December 31, 2013 and 2012, respectively.

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

Foreign Currency Gain (Loss)

Foreign currency transaction losses were $22.2 million during 2013 compared to $13.0 million in the prior year. The revaluation of the Term E-1 EURO loan to U.S. dollars represented $14.5 million and $6.3 million of the foreign currency transaction losses recorded during 2013 and 2012, respectively.

Derivative Instruments Gain (Loss)

During 2013, we recorded a derivative instruments gain of $1.6 million compared to a loss of $31.4 million in the prior year due primarily to fluctuations in the value of our interest rate derivative instruments.

Earnings (loss) from Discontinued Operations

During 2013, we recorded a loss from discontinued operations, net of tax, of $3.3 million related to the disposition of TSS assets and a loss from discontinued operations, net of tax, of $0.3 million related to the disposition of our SPY assets. During 2012, we recorded earnings from discontinued operations, net of tax, of $92.2 million related to the disposition of TSS assets and a loss from discontinued operations, net of tax, of $3.6 million related to the disposition of our SPY assets. See Note 2 of the notes to consolidated financial statements for the year ended December 31, 2014 for additional information on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
We expect to fund our operations through a combination of internally generated cash from operations and from occasional borrowings under our Revolving Credit Facility. Our primary uses of cash are working capital requirements, capital expenditures and debt service requirements. We anticipate that cash generated from operations together with amounts available under our Revolving Credit Facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due. However, our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control. See “Risk Factors—Risks Relating to our Capital Structure—To service our indebtedness, we will require a significant amount of cash.” Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations. For further information on the terms of our Revolving Credit Facility, see Note 5 of the notes to the consolidated financial statements for the year ended December 31, 2014.
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

Sources of Capital

Based upon the current level of operations, we believe our existing cash resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the years ended December 31, 2014, 2013 and 2012 and therefore have not been separately disclosed in the consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During 2014, our primary source of capital was cash from operations. During 2013, our primary source of capital was cash from operations and cash from financing activities related to our acquisition of Systagenix. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$91,795	$136,779	$162,693
Net cash provided (used) by investing activities	(78,272)	(563,822)	144,535
Net cash provided (used) by financing activities	(28,735)	250,602	(140,200)
Effect of exchange rates changes on cash and cash equivalents	(8,196)	240	696
Net increase (decrease) in cash and cash equivalents	$(23,408)	$(176,201)	$167,724

As of December 31, 2014 and 2013, our principal sources of liquidity consisted of $183.5 million and $206.9 million, respectively, of cash and cash equivalents and availability under our Revolving Credit Facility. The availability under the Revolving Credit Facility was $161.0 million and $178.8 million at December 31, 2014 and 2013, respectively, and was reduced by $39.0 million and $21.2 million, respectively, for letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we had $11.4 million and $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2014 and 2013, respectively.

Capital Expenditures

During the years ended December 31, 2014 , 2013 and 2012, we made capital expenditures of $66.6 million, $80.9 million and $91.6 million, respectively. Capital expenditures during the years ended December 31, 2014 and 2013 related primarily to expanding the rental fleet and information technology projects and purchases. Capital expenditures during the year ended December 31, 2012 related primarily to expanding the rental fleet, the construction of our global headquarters building, and information technology projects and purchases.

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

On March 10, 2015, we entered into Amendment No. 6 to our Senior Secured Credit Facility (“Amendment No. 6”). In connection with Amendment No. 6, certain applicable rates were modified so that (i) Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. Repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. We paid fees of $6.3 million as a result of this amendment.

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2014 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$161,042	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	4.41%	(3)	1,903,000	—
Senior Euro Term E-1 Credit Facility	May 2018	5.08%	(3)	286,370	—
Senior Term E-2 Credit Facility	November 2016	4.03%	(3)	312,396	—
Total				$2,501,766	$161,042

(1)	Amount outstanding includes the unamortized original issue discount.

(2)
At December 31, 2014, the amount available under the revolving portion of our Senior Secured Credit Facility reflected a reduction of $39.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $11.4 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of December 31, 2014 was 4.00% on the Senior Dollar Term E-1 Credit Facility, 4.25% on the Senior Euro Term E-1 Credit Facility and 3.50% on the Senior Term E-2 Credit Facility.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.750 billion aggregate principal amount of second lien senior secured notes due 2018 (the “10.5% Second Lien Notes”). Interest on the 10.5% Second Lien Notes accrues at the rate of 10.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The 10.5% Second Lien Notes were issued at a discount resulting in an effective interest rate of 10.87%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement.

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior unsecured notes due 2019 (the “12.5% Unsecured Notes”); $612.0 million of which are still outstanding. Interest on the 12.5% Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1, beginning on May 1, 2012, to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. The 12.5% Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%. Under the terms of the registration rights agreements entered into with respect to these notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012 to February 4, 2013 and February 5, 2013 to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement.

Convertible Senior Notes

In 2008, we issued $690.0 million aggregate principal amount of 3.25% convertible senior notes due 2015 (the “Convertible Notes”). The Convertible Notes are governed by the terms of an indenture dated as of April 21, 2008 (the “Convertible Notes Indenture”). As a result of the Merger, the holders of the Convertible Notes had the right to require us to repurchase some or all of their Convertible Notes as provided in the Convertible Notes Indenture. The repurchase price is the principal amount of the Convertible Notes plus accrued interest. As of December 31, 2014, $101,000 aggregate principal amount of the notes remained outstanding.

Covenants

As of December 31, 2014 and 2013, the Senior Secured Credit Facility required we have a total leverage ratio not to exceed 7.4:1 and 8.1:1, respectively, and an interest coverage ratio of at least 1.3:1 and 1.2:1, respectively. As of December 31, 2014 and 2013, our actual total leverage ratio was 6.2:1 and 6.0:1, respectively, and our interest coverage ratio was 1.8:1 and 1.9:1, respectively. As of December 31, 2014 and 2013, we were in compliance with all covenants under the Senior Secured Credit Facility. As of December 31, 2014 and 2013, we were in compliance with all covenants under our Senior Secured Credit Facility, 10.5% Second Lien Notes, 12.5% Unsecured Notes, and the Convertible Notes. The Company expects to continue to be in compliance with these covenants in 2015. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio covenant in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements for the year ended December 31, 2014.

Interest Rate Protection

At December 31, 2014 and 2013, we had three interest rate swap agreements to convert $1.463 billion of our outstanding variable rate debt to a fixed rate basis. These agreements became effective on December 31, 2013. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

Previously held interest rate cap agreements expired on December 31, 2013.

For further information on our interest rate protection agreements, see Note 6 of the notes to the consolidated financial statements for the year ended December 31, 2014.

Contractual Obligations
We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2014 for each of the periods indicated (in thousands):

	2015	2016-2017	2018-2019	Thereafter	Total(1)
Long-term debt obligations(2)	$25,721	$357,018	$4,515,700	$—	$4,898,439
Interest on long-term debt obligations(2)	362,322	707,243	326,234	—	1,395,799
Capital lease obligations	526	394	—	—	920
Operating lease obligations	22,387	26,692	15,645	28,587	93,311
Milestone obligations(3)	19,200	10,000	22,500	47,500	99,200
Licensing agreements	1,250	2,500	—	—	3,750
Purchase obligations	50,609	—	—	—	50,609
Settlement agreement obligations(4)	85,000	115,000	—	—	200,000
Related party management fees(5)	5,149	10,298	10,298	19,738	45,483
Total	$572,164	$1,229,145	$4,890,377	$95,825	$6,787,511
(1) This excludes our liability of $33.3 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated interest payments due to potential voluntary prepayments, borrowings and interest and foreign currency rate fluctuations.
(3) Represents future anticipated milestone payments associated with acquisitions.
(4) Represents our liability to fully resolve the pending patent disputes with Wake Forest.
(5) Represents fees for strategic and consulting services paid to entities affiliated with the Sponsors. For further discussion of related party management fees, see Note 13 of the notes to the consolidated financial statements for the year ended December 31, 2014.

In addition to the contractual obligations set forth above, we have a $34.7 million accrual related to the LifeNet Health lawsuit against LifeCell Corporation. On November 18, 2014, a jury found that LifeNet’s U.S. Patent No. 6,569,200 was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the post-trial and appeal stages of this litigation and intends to defend any further claims by LifeNet.

Critical Accounting Estimates
Critical accounting estimates as those that are, in management’s opinion, very important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments. In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below. Also, see Note 1 of the notes to the consolidated financial statements for the year ended December 31, 2014.

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

The Americas trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, third-party distributors and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations and third-party distributors.

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer’s inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount.  A hypothetical 1% change in the collectibility of our billed receivables at December 31, 2014 would impact pre-tax earnings (loss) by an estimated $2.1 million.

Inventory

Advanced Wound Therapeutics inventories

Inventories are recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On October 28, 2013, inventories purchased as part of our acquisition of Systagenix were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances quarterly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management’s business judgment for “high risk” items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

Regenerative Medicine inventories

Inventories are recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Inventories on hand include the cost of materials, freight, direct labor and manufacturing overhead. We record a provision for excess and obsolete inventory based primarily on inventory quantities on hand, the historical product sales and estimated forecast of future product demand and production requirements. In addition, we record a provision for tissue that will not meet tissue standards based on historic rejection rates.

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

There were no impairments of goodwill or identifiable intangible assets during 2014 or 2012. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived identifiable intangible assets related to our Regenerative Medicine reporting unit.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 27% and 10% drop in the fair value of our KCI reporting unit and the fair value of our KCI indefinite-lived identifiable intangible assets, respectively, the fair value of the KCI reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2014. In the event of an approximate 21% drop in the fair value of our Systagenix reporting unit, the fair value of the Systagenix reporting unit would still exceed its book value as of October 31, 2014. Additionally, in the event of an approximate 11% drop in the fair value of our Regenerative Medicine reporting unit, the fair value of the Regenerative Medicine reporting unit would still exceed its book value as of October 31, 2014. Certain Regenerative Medicine indefinite-lived identifiable intangible assets approximated their fair value as of October 31, 2014.

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

Recently Issued Accounting Standards

See note 1(z) of the notes to consolidated financial statements included in this report for a discussion of recently issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.

Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative earnings effect arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable rate borrowings to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expenses. We do not use financial instruments for speculative or trading purposes.

The table below provides information as of December 31, 2014 about our long-term debt and interest rate derivatives, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates of our interest rate derivatives are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract (dollars in thousands):

	Expected Maturity Date as of December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(1)
Long-term debt
Fixed rate	$101	$—	$—	$1,750,000	$612,000	$—	$2,362,101	$2,583,754
Weighted average interest rate	3.250%	—%	—%	10.500%	12.500%	—%	11.018%
Variable rate	$25,620	$334,584	$22,434	$2,153,700	$—	$—	$2,536,338	$2,501,222
Weighted average interest rate(2)	3.967%	3.967%	3.967%	3.967%	3.967%	—%	3.967%

Interest rate swaps(3)
Variable to fixed-notional amount	$83,300	$1,379,700	$—	$—	$—	$—	$1,463,000	$(22,003)
Average pay rate	2.252%	2.252%	—%	—%	—%	—%	2.252%
Average receive rate(4)	1.250%	1.250%	—%	—%	—%	—%	1.250%
_____________________

(1)	The fair value of our fixed rate debt is based on a limited number of trades and does not necessarily represent the purchase price of the entire portfolio.

(2)	The weighted average interest rate for all periods presented represents the nominal weighted average interest rate as of December 31, 2014. These rates reset quarterly.

(3)
Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements of $22.0 million was negative. At December 31, 2014, $13.9 million was recorded as a current liability and $8.1 million was recorded as a long-term liability.

(4)	The average receive rate for future periods are based on the current period rates. These rates reset quarterly.

Foreign Currency and Market Risk

We have direct operations in the United States, Canada, Western Europe, Australia, Japan, Singapore, India, Turkey, Brazil and South Africa, and we conduct additional business through distributors primarily in Latin America, the Middle East, Eastern Europe and Asia. Our foreign operations are generally measured in their applicable local currencies. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Exposure to these fluctuations is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the applicable local currency.

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

At December 31, 2014, we had no outstanding foreign currency exchange contracts. Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.

International operations reported operating profit of $81.4 million for the year ended December 31, 2014. We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2014, would change our net earnings (loss) for the year ended December 31, 2014 by approximately $9.1 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chiron Holdings GP, Inc.
We have audited the accompanying consolidated balance sheets of Acelity L.P. Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acelity L.P. Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 10, 2015

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31, 2014	December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$183,541	$206,949
Accounts receivable, net	370,483	407,578
Inventories, net	178,222	181,567
Deferred income taxes	63,025	23,621
Prepaid expenses and other	27,563	53,161
Total current assets	822,834	872,876
Net property, plant and equipment	288,048	333,725
Debt issuance costs, net	77,896	102,054
Deferred income taxes	31,692	31,459
Goodwill	3,378,298	3,378,661
Identifiable intangible assets, net	2,397,251	2,549,201
Other non-current assets	4,694	4,669
	$7,000,713	$7,272,645

Liabilities and Equity:
Current liabilities:
Accounts payable	$51,827	$50,316
Accrued expenses and other	343,484	328,975
Current installments of long-term debt	25,721	26,311
Income taxes payable	1,305	3,368
Deferred income taxes	113,658	2,199
Total current liabilities	535,995	411,169
Long-term debt, net of current installments and discount	4,815,290	4,865,503
Non-current tax liabilities	33,300	53,682
Deferred income taxes	792,157	1,003,784
Other non-current liabilities	163,258	40,432
Total liabilities	6,340,000	6,374,570
Equity:
General partner’s capital	—	—
Limited partners’ capital	670,787	900,218
Accumulated other comprehensive income (loss), net	(10,074)	(2,143)
Total equity	660,713	898,075
	$7,000,713	$7,272,645

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2014	2013	2012
Revenue:
Rental	$719,864	$743,818	$815,560
Sales	1,146,475	989,083	913,943
Total revenue	1,866,339	1,732,901	1,729,503

Rental expenses	332,762	353,504	438,752
Cost of sales	323,363	251,842	244,372
Gross profit	1,210,214	1,127,555	1,046,379

Selling, general and administrative expenses	713,554	684,601	589,858
Research and development expenses	69,321	75,577	71,712
Acquired intangible asset amortization	194,433	188,571	220,984
Wake Forest settlement	198,578	—	—
Impairment of goodwill and intangible assets	—	443,400	—
Operating earnings (loss)	34,328	(264,594)	163,825

Interest income and other	3,667	1,602	829
Interest expense	(412,733)	(419,877)	(466,622)
Loss on extinguishment of debt	—	(2,364)	(31,481)
Foreign currency gain (loss)	17,844	(22,226)	(13,001)
Derivative instruments gain (loss)	(5,183)	1,576	(31,433)
Loss from continuing operations before income tax benefit	(362,077)	(705,883)	(377,883)
Income tax benefit	(127,031)	(150,792)	(147,823)
Loss from continuing operations	(235,046)	(555,091)	(230,060)
Earnings (loss) from discontinued operations, net of tax	4,573	(3,567)	88,643
Net loss	$(230,473)	$(558,658)	$(141,417)

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(230,473)	$(558,658)	$(141,417)
Foreign currency translation adjustment, net of tax benefit (expense) of $(753) in 2014, $233 in 2013, and $(369) in 2012	(5,690)	(3,867)	5,324
Unrealized investment gain, net of tax expense of $1,403 in 2013	—	2,241	—
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403 in 2014	(2,241)	—	—
Total comprehensive loss	$(238,404)	$(560,284)	$(136,093)

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands)

	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2011	$—	$1,599,285	$(5,841)	$1,593,444
Net loss	—	(141,417)	—	(141,417)
Capital contributions from limited partners	—	239	—	239
Distribution to limited partners	—	(2,199)	—	(2,199)
Equity-based compensation expense	—	2,005	—	2,005
Foreign currency translation adjustment, net of tax expense of $369	—	—	5,324	5,324
Balances at December 31, 2012	$—	$1,457,913	$(517)	$1,457,396
Net loss	—	(558,658)	—	(558,658)
Distribution to limited partners	—	(1,572)	—	(1,572)
Equity-based compensation expense	—	2,711	—	2,711
Settlement of profits interest units	—	(176)	—	(176)
Foreign currency translation adjustment, net of tax benefit of $233	—	—	(3,867)	(3,867)
Unrealized investment gain, net of tax expense of $1,403	—	—	2,241	2,241
Balances at December 31, 2013	$—	$900,218	$(2,143)	$898,075
Net loss	—	(230,473)	—	(230,473)
Equity-based compensation expense	—	3,619	—	3,619
Settlement of profits interest units	—	(2,577)	—	(2,577)
Foreign currency translation adjustment, net of tax expense of $753	—	—	(5,690)	(5,690)
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403	—	—	(2,241)	(2,241)
Balances at December 31, 2014	$—	$670,787	$(10,074)	$660,713
See accompanying notes to consolidated financial statements

ACELITY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(230,473)	$(558,658)	$(141,417)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	38,966	35,838	29,155
Depreciation and other amortization	303,905	335,959	436,370
Loss (gain) on disposition of assets	(900)	4,423	(152,701)
Amortization of fair value step-up in inventory	6,680	3,162	25,021
Fixed asset and inventory impairment	—	30,580	22,116
Impairment of goodwill and intangible assets	—	443,400	—
Write-off of other intangible assets	—	16,885	—
Provision for bad debt	14,032	7,308	8,984
Loss on extinguishment of debt	—	2,364	31,481
Gain on sale of investment	(3,211)	—	—
Equity-based compensation expense	4,033	2,925	2,069
Deferred income tax benefit	(159,170)	(187,089)	(126,389)
Unrealized loss (gain) on derivative instruments	(10,670)	(4,645)	30,002
Unrealized loss (gain) on revaluation of cross currency debt	(39,756)	14,450	6,272
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	26,596	(10,924)	37,574
Increase in inventories, net	(3,096)	(17,171)	(18,797)
Decrease (increase) in prepaid expenses and other	19,308	(9,338)	2,468
Increase (decrease) in accounts payable	1,608	1,137	(8,815)
Increase (decrease) in accrued expenses and other	125,677	20,449	(24,537)
Increase (decrease) in tax liabilities, net	(1,734)	5,724	3,837
Net cash provided by operating activities	91,795	136,779	162,693

Cash flows from investing activities:
Additions to property, plant and equipment	(66,584)	(80,911)	(91,567)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(3,563)	1,286	5,269
Dispositions of property, plant and equipment	3,652	1,298	2,630
Proceeds from disposition of assets	5,212	—	244,317
Proceeds from sale of investment	4,211	—	—
Business acquired in purchase transaction, net of cash acquired	(9,613)	(478,748)	(15,097)
Increase in identifiable intangible assets and other non-current assets	(11,587)	(6,747)	(1,017)
Net cash provided (used) by investing activities	(78,272)	(563,822)	144,535

ACELITY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2014	2013	2012

Cash flows from financing activities:
Capital contributions from limited partners	—	—	239
Distribution to limited partners	—	(1,572)	(2,199)
Settlement of profits interest units	(2,332)	(176)	—
Repayments of long-term debt and capital lease obligations	(26,403)	(69,396)	(118,767)
Debt issuance costs	—	(20,477)	(18,410)
2013 and 2012 acquisition financing:
Proceeds from senior credit facility	—	349,563	—
Payment of debt issuance costs	—	(7,340)	(1,063)
Net cash provided (used) by financing activities	(28,735)	250,602	(140,200)
Effect of exchange rate changes on cash and cash equivalents	(8,196)	240	696
Net increase (decrease) in cash and cash equivalents	(23,408)	(176,201)	167,724
Cash and cash equivalents, beginning of period	206,949	383,150	215,426
Cash and cash equivalents, end of period	$183,541	$206,949	$383,150

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

On November 4, 2011, Kinetic Concepts, Inc. (“KCI”) completed its merger (the “Merger”) with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Acelity L.P. Inc. (“Acelity”), pursuant to the terms of the Agreement and Plan of Merger, dated as of July 12, 2011 (the “Merger Agreement”), by and among Holdings, Merger Sub and KCI. As a result of the Merger, KCI is a 100% owned subsidiary of Acelity. In connection with this transaction, LifeCell Corporation (“LifeCell”), formerly a 100% owned subsidiary of KCI, was promoted to be a sister corporation of KCI, such that each of KCI and LifeCell are now 100% owned subsidiaries of Acelity. Acelity is a non-operating holding company indirectly controlled by investment funds advised by Apax Partners (“Apax”) and controlled affiliates of Canada Pension Plan Investment Board (“CPPIB”) and the Public Sector Pension Investment Board (“PSP Investments” and with Apax and CPPIB, collectively, the “Sponsors”) and certain other co-investors. The consolidated financial statements presented herein include the accounts of Acelity L.P. Inc., together with its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless otherwise noted in this report, the terms “we,” “us,” “our,” or the “Company” refers to Acelity L.P. Inc. and subsidiaries. The accompanying audited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”). Certain prior period amounts have been reclassified to conform to the 2014 presentation.

Net earnings (loss) per share information is not presented as such information is not meaningful. Chiron Guernsey Holdings L.P. Inc. owns over 99% of the limited partnership interests of Acelity, while Acelity’s Managing Limited Partner owns less than 1% of the limited partnership interests.  Chiron Guernsey GP Co. Limited owns all of the general partnership interests in Acelity and has no economic interest in Acelity. We do not have any publicly traded common stock or potential common stock.

On November 8, 2012, KCI closed on the divestiture of its Therapeutic Support Systems (“TSS”) business to Getinge AB. Under the terms of the sale agreement, we agreed to provide transition services to Getinge AB after the close of the transaction. Additionally, the results of the operations subject to the agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge AB and the service fee payable by Getinge AB under the transition services agreement.

On October 29, 2014, LifeCell entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. The results of the operations subject to the agreement, excluding the allocation of general corporate overhead, are presented as discontinued operations in the consolidated statements of operations for all periods presented.

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

(b)   Nature of Operations and Customer Concentration

We are a leading global medical technology company devoted to the development and commercialization of innovative products and therapies designed to improve clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, long-term care facilities and patients’ homes. We are engaged in the rental and sale of our products throughout the United States and in over 75 countries worldwide through direct sales and indirect operations. Our primary businesses serve the advanced wound therapeutics and regenerative medicine markets. Our advanced devices business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), negative pressure surgical management (“NPSM”) and epidermal harvesting. Our advanced wound dressings are used for the management of chronic and acute wounds. Our regenerative medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. In addition to our acellular tissue matrices, our regenerative medicine business markets autologous fat grafting solutions, such as Revolve, which is complementary to our tissue matrix business.

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

Operations for our Americas geographic region accounted for approximately 75.6%, 80.3%, and 80.9% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. In the U.S. acute and extended care settings, which accounted for approximately 58.5%, 60.8%, and 59.2% of our Americas revenue for the years ended December 31, 2014, 2013 and 2012, respectively, we bill our customers directly for the rental and sale of our products. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations (“GPOs”). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement. During the years ended December 31, 2014, 2013 and 2012, we recorded approximately $106.7 million, $94.1 million, and $96.3 million, respectively, in Advanced Wound Therapeutics revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. home care setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance. During the years ended December 31, 2014, 2013 and 2012, we recorded revenue related to Medicare claims of approximately $120.6 million, $142.5 million, and $167.1 million, respectively.

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

We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers.  Sales revenue is recognized when products are shipped and title has transferred.  In addition, we establish realization reserves against revenue to provide for adjustments including capitation agreements, estimated credit memos, volume discounts, pricing adjustments, utilization adjustments, product returns, cancellations, estimated uncollectible amounts and payer adjustments based on historical experience. In addition, revenue is recognized net of administrative fees paid to GPOs and state sales tax paid on post-acute rentals and sales.

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

(f)   Accounts Receivable

The Americas trade accounts receivable consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, third-party distributors and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  EMEA/APAC trade accounts receivable consist of amounts due primarily from acute care organizations and third-party distributors.

Significant concentrations of accounts receivable include:

	2014	2013
Acute and extended care organizations	51%	53%
Managed care, insurance and other	28%	28%
Medicare/Medicaid	10%	9%
Other	11%	10%

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

We utilize a combination of factors in evaluating the collectibility of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items.  In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue.  For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding.  The reserve rates vary by payer group.  In addition, we record specific reserves for bad debt when we become aware of a customer’s inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing.

(g)   Inventories

Advanced Wound Therapeutics inventories

Prior to the completion of the Merger on November 4, 2011, inventories were stated at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On November 4, 2011, inventories were recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. On October 28, 2013, inventories purchased as part of our acquisition of Systagenix were recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to inventory recorded at the lower of cost or market (net realizable value), with cost being determined on a first-in, first-out basis. Costs include material, labor and manufacturing overhead costs. Inventory expected to be converted into equipment for short-term rental is reclassified to property, plant and equipment. We review our inventory balances monthly for excess sale products or obsolete inventory levels. Inventory quantities of sale-only products in excess of anticipated demand are considered excess and are reserved at 100%. For rental products, we review both product usage and product life cycle to classify inventory as active, discontinued or obsolete. Obsolescence reserve balances are established on an increasing basis from 0% for active, high-demand products to 100% for obsolete products. The reserve is reviewed and, if necessary, adjustments are made on a monthly basis. We rely on historical information and production planning forecasts to support our reserve and utilize management’s business judgment for “high risk” items, such as products that have a fixed shelf life. Once the value of inventory is reduced, we do not adjust the reserve balance until the inventory is sold or otherwise disposed.

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

(i)   Long-Lived Assets

Prior to the completion of the Merger on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. On October 28, 2013, property, plant and equipment purchased as part of our acquisition of Systagenix was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Debt issuance costs, which represent fees and other direct costs incurred in connection with our borrowings are capitalized and amortized using the effective interest method over the contractual term of the borrowing. Other assets consisted principally of other investments at December 31, 2014 and 2013.

When an event occurs that indicates the carrying value of long-lived assets might not be recoverable, we review property, plant and equipment for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. During 2013, we recorded a $30.6 million fixed asset impairment charge. There were no impairments of fixed assets in 2014.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (20 to 30 years for buildings and between 3 and 7 years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $108.0 million, $145.7 million, and $178.4 million, respectively. During 2012, we recorded a $22.1 million impairment charge associated with certain production equipment at our manufacturing plant and inventory associated with our V.A.C.Via product.

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

The Company performed an interim impairment test on goodwill of its Regenerative Medicine reporting unit during the third quarter of 2013. In our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we disclosed that in the event of an approximate 6% and 4% drop in the fair value of our Regenerative Medicine reporting unit and the fair value of our Regenerative Medicine indefinite-lived identifiable intangible assets, respectively, the fair value of the Regenerative Medicine reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2012. The Company continued to monitor the close proximity of the reporting unit’s carrying value compared to its fair value and, in the third quarter, determined it was required to complete the interim impairment test, as defined under GAAP. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit. There were no impairments of goodwill or identifiable intangible assets during 2014 or 2012.

During 2013, write-offs of $16.9 million of other intangible assets were recorded due primarily to the discontinuation of certain projects.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 27% and 10% drop in the fair value of our KCI reporting unit and the fair value of our KCI indefinite-lived identifiable intangible assets, respectively, the fair value of the KCI reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2014. In the event of an approximate 21% drop in the fair value of our Systagenix reporting unit, the fair value of the Systagenix reporting unit would still exceed its book value as of October 31, 2014. Additionally, in the event of an approximate 11% drop in the fair value of our Regenerative Medicine reporting unit, the fair value of the Regenerative Medicine reporting unit would still exceed its book value as of October 31, 2014. Certain Regenerative Medicine indefinite-lived identifiable intangible assets approximated their fair value as of October 31, 2014.

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

Periodically, we also use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on our intercompany balances and corresponding cash flows and to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. We enter into foreign currency exchange contracts to manage these economic risks. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the consolidated balance sheet.

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

(p)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of December 31, 2014, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $487.7 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

As required by ASC 718, we recognize equity-based compensation expense for equity-based payment awards that are expected to vest based on estimated fair values on the date of grant. For awards classified as liability awards, the fair value of these awards is reviewed on a regular basis and the expense associated with these awards is adjusted accordingly as the fair value changes. In determining whether an award is expected to vest, we use an estimated, forward-looking forfeiture rate based upon our historical forfeiture rates. To the extent our actual forfeitures are different than our estimates, we record a true-up for the differences in the period that the awards vest, and such true-ups could materially affect our operating results. We also consider whether there have been any significant changes in facts and circumstances that would affect our expected forfeiture rate.

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

(r)   Research and Development

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

(s)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate. Shipping and handling costs on sales products recovered from customers of $5.1 million, $4.7 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, are included in sales revenue for these periods.

(t)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(u)   Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $10.9 million, $7.6 million and $8.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(v)   Seasonality

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

(w)   Legal Proceedings and Other Loss Contingencies

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

(x)   Concentrations in Available Sources of Materials

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

Many raw materials and contract manufacturing for our advanced wound dressings are sole source or conducted on a purchase order basis. Since the Systagenix acquisition, we have undertaken an effort to qualify a second source supplier for key materials.

Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing.  We currently receive human tissue from multiple U.S. tissue banks and organ procurement organizations.

Our Regenerative Medicine xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. We also have qualified second sources for many of our specialized solutions that are essential to the processing of our xenograft tissue matrix products.

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

(y)   Recently Adopted Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Income Taxes – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forwards Exists.” ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carry forward, similar tax loss, or a tax credit carry forward exists at the reporting date. This new guidance became effective for annual and interim period for fiscal years beginning on or after December 15, 2013. The Company has applied the requirements of ASU 2013-11 prospectively in preparing the December 31, 2014 consolidated balance sheet, which resulted in a decrease to non-current deferred tax assets of $14.9 million and a decrease to non-current reserves for uncertain tax positions of $14.9 million. Had the Company applied the requirements of ASU 2013-11 retrospectively to the December 31, 2013 consolidated balance sheet, there would not have been a material impact.

(z)   Recently Issued Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in the ASU are effective in the first quarter of 2015 for public organizations with calendar year ends. The Company is evaluating this update, however we do not anticipate that it will have a material effect on our results of operations, financial position or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating this update to determine if it will have a material effect on our results of operations, financial position or disclosures.
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

NOTE 2.    Acquisitions and Divestitures

Acquisitions

Systagenix

On July 30, 2013, KCI announced that it had signed a definitive share purchase agreement to acquire Systagenix, an established provider of advanced wound care products. The transaction closed on October 28, 2013. The adjusted purchase price paid, net of cash and cash equivalents, was $478.7 million. The acquisition was accounted for as a business combination using the acquisition method and the purchase price was funded using $350.0 million of incremental borrowings under our existing senior secured credit facility along with cash on hand. The allocation of the purchase price to the Systagenix tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date using the income approach. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill, which is not deductible for tax purposes.

The following table represents the allocation of the purchase price (in thousands):

	December 31, 2013	Adjustment	December 31, 2014
Goodwill	$171,086	$1,737	$172,823
Identifiable intangible assets:
Customer relationships	103,301		103,301
Developed technology	91,700		91,700
Tradenames	56,800		56,800
In-process research and development	1,766		1,766
Tangible assets acquired and liabilities assumed:
Accounts receivable	50,807		50,807
Inventories	27,450		27,450
Other current assets	1,902		1,902
Property, plant and equipment	44,016		44,016
Other non-current assets	139		139
Current liabilities	(34,752)	(1,737)	(36,489)
Other non-current liabilities	(79)		(79)
Net deferred tax liability	(35,388)		(35,388)
Total purchase price	$478,748	$—	$478,748

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

The following table reflects the unaudited pro forma condensed consolidated results of operations, as though the acquisition had occurred as of the beginning of the period presented (in thousands):

	Year Ended December 31,
	2013	2012

Pro forma revenue	$1,931,683	$1,943,296
Pro forma net loss	$(552,153)	$(168,001)

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

TauTona Injector, LLC

In January 2014, LifeCell entered into an asset purchase agreement with TauTona Injector, LLC to purchase certain assets, including patents, know-how, and inventory. Under the terms of the asset purchase agreement, LifeCell made an initial cash payment of $3.0 million at the closing of the transaction. The asset purchase agreement also calls for additional payments by LifeCell of up to $31.5 million upon the achievement of certain milestones. For the year ended December 31, 2014, LifeCell paid $1.5 million under the asset purchase agreement related to milestone achievement. As of December 31, 2014, the accompanying consolidated balance sheet included $7.1 million under the caption “accrued expenses and other” and $9.0 million under the caption “other non-current liabilities” related to future anticipated milestone payments.

GID Group

In November 2014, LifeCell entered into an asset purchase agreement with GID Group to purchase certain assets, including patents and know-how. Under the terms of the asset purchase agreement, LifeCell made an initial cash payment of $5.0 million at the closing of the transaction. The asset purchase agreement also calls for additional payments by LifeCell of up to $10.0 million upon the achievement of certain milestones. As of December 31, 2014, the accompanying consolidated balance sheet included $4.5 million under the caption “accrued expenses and other” and $3.7 million under the caption “other non-current liabilities” related to future anticipated milestone payments.

Divestitures

Therapeutic Support Systems

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

The Company utilized the net proceeds from the sale to fund the acquisition of Systagenix and internal investments, which satisfied our reinvestment requirement associated with our senior secured credit facility.

The operating results of the TSS product portfolio included in discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012

Revenue	$—	$188,121
Earnings (loss) before income taxes	$(5,371)	$149,916
Income tax expense (benefit)	$(2,068)	$57,718
Earnings (loss) from discontinued operations	$(3,303)	$92,198

SPY® Elite System

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”)
to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. LifeCell received a one-time payment of $4.5 million and sold existing inventory back to Novadaq. Under the terms of the agreement, LifeCell has agreed to provide limited transition services to Novadaq through December 31, 2014. In connection with the transfer, the parties have also resolved all legal disputes between them.

The operating results of the SPY® Elite System product portfolio included in discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Revenue	$22,204	$26,010	$16,950
Earnings (loss) before income taxes	$7,436	$(429)	$(5,780)
Income tax expense (benefit)	$2,863	$(165)	$(2,225)
Earnings (loss) from discontinued operations	$4,573	$(264)	$(3,555)

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Gross trade accounts receivable:
Billed trade accounts receivable	$396,329	$418,804
Unbilled receivables	39,293	50,841
Less: Allowance for revenue adjustments	(61,460)	(67,631)
Gross trade accounts receivable	374,162	402,014
Less: Allowance for bad debt	(13,087)	(8,483)
Net trade accounts receivable	361,075	393,531
Other receivables	9,408	14,047
	$370,483	$407,578

(b)       Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Finished goods and tissue available for distribution	$127,253	$110,937
Goods and tissue in-process	6,887	12,994
Raw materials, supplies, parts and unprocessed tissue	67,567	71,876
	201,707	195,807
Less: Amounts expected to be converted into equipment for short-term rental	(7,515)	(3,952)
Reserve for excess and obsolete inventory	(15,970)	(10,288)
	$178,222	$181,567

(c)       Net property, plant and equipment

Net property, plant and equipment consists of the following (in thousands):

	December 31, 2014	December 31, 2013

Land	$13,121	$13,438
Buildings	46,561	46,092
Equipment for short-term rental	313,025	297,896
Machinery, equipment and furniture	320,498	294,916
Leasehold improvements	77,810	76,224
Inventory to be converted to equipment	7,515	3,952
	778,530	732,518
Less: accumulated depreciation	(490,482)	(398,793)
	$288,048	$333,725

(d)       Accrued expenses and other

Accrued expenses and other consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Payroll, benefits, commissions, bonuses and related taxes	$65,740	$89,190
Wake Forest royalty settlement and other royalties	85,275	66,446
Interest	43,607	43,253
Sales and other taxes	24,469	21,827
Insurance	8,729	9,425
Derivative liability	13,936	914
Other accrued expenses	101,728	97,920
	$343,484	$328,975

NOTE 4.     Accounting for Goodwill and Other Non-current Assets

As defined by the Codification, we have three reporting units: KCI, Regenerative Medicine and Systagenix. We have two reportable operating segments which correspond to our two global businesses: Advanced Wound Therapeutics (“AWT”) and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries.

(a)       Goodwill
Based on the purchase price allocation, the components of goodwill by reporting unit are listed below (in thousands):

	KCI	Regenerative Medicine	Systagenix	Total
Balance at December 31, 2012	$2,483,240	$996,535	$—	$3,479,775
Goodwill acquired, net of purchase price adjustments	—	—	171,086	171,086
Impairment of goodwill	—	(272,200)	—	(272,200)
Balance at December 31, 2013	2,483,240	724,335	171,086	3,378,661
Adjustment to prior year acquisition	—	—	1,737	1,737
Reduction for sale of business	—	(2,100)	—	(2,100)
Balance at December 31, 2014	$2,483,240	$722,235	$172,823	$3,378,298
There were no impairments of goodwill or identifiable intangible assets during 2014. As of December 31, 2013, cumulative impairments of goodwill totaled $272.2 million.

(b)       Identifiable intangible assets
Identifiable intangible assets include the following (in thousands):

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships and non-compete agreements	$947,638	$(400,806)	$947,706	$(291,812)
Developed technology	761,464	(206,355)	759,898	(128,728)
Tradenames and patents	129,726	(16,582)	85,693	(7,322)
Total definite-lived intangible assets	1,838,828	(623,743)	1,793,297	(427,862)
Indefinite-lived intangible assets:
Tradenames	1,178,800	—	1,178,800	—
In-process research and development	3,366	—	4,966	—
Total indefinite-lived intangible assets	1,182,166	—	1,183,766	—
	$3,020,994	$(623,743)	$2,977,063	$(427,862)

Amortization expense, related to definite‑lived intangibles, was approximately $195.9 million, $190.3 million and $221.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2014 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2015	$178,498
2016	$162,717
2017	$149,423
2018	$136,083
2019	$125,348

(c)       Debt issuance costs

As of December 31, 2014 and 2013, unamortized debt issuance costs related to our current senior secured credit facility and our fixed rate long-term debt, including the 10.5% Second Lien Notes and the 12.5% Unsecured Notes were collectively $77.9 million and $102.1 million, respectively. Amortization of debt issuance costs recorded for the years ended December 31, 2014, 2013 and 2012 were $24.1 million, $21.8 million and $18.2 million, respectively. Additionally, in the year ended December 31, 2012, we recorded approximately $16.2 million of debt issuance costs write offs in connection with the repurchase of senior unsecured notes. There were no write-offs of debt issuance costs during the year ended December 31, 2014 and 2013. The remaining costs for the senior secured credit facility and fixed rate long-term debt are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 5.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	December 31, 2013

Senior Dollar Term E-1 Credit Facility(1) – due 2018	$1,927,241	$1,946,708
Senior Euro Term E-1 Credit Facility(1) – due 2018	293,746	337,820
Senior Term E-2 Credit Facility(1) – due 2016	315,351	318,537
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	101	101
Notional amount of debt	4,898,439	4,965,166

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(24,241)	(30,926)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(7,376)	(10,693)
Senior Term E-2 Credit Facility Discount, net of accretion	(2,955)	(4,486)
Second Lien Senior Secured Notes Discount, net of accretion	(20,205)	(24,222)
Senior Unsecured Notes Discount, net of accretion	(2,651)	(3,025)
Net discount on debt	(57,428)	(73,352)

Total debt, net of discount	4,841,011	4,891,814
Less: Current installments	(25,721)	(26,311)
	$4,815,290	$4,865,503
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

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200.0 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At December 31, 2014 and 2013, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $39.0 million and $21.2 million, respectively. In addition, we had $11.4 million and $12.6 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2014 and 2013, respectively. The capacity of the Revolving Credit Facility is reduced for the $39.0 million and $21.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of December 31, 2014 and 2013, respectively. The resulting availability under the Revolving Credit Facility was $161.0 million and $178.8 million at December 31, 2014 and 2013, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

Interest. On January 22, 2014, we entered into Amendment No. 5 to our Senior Secured Credit Facility (“Amendment No. 5”). As a result of the amendment, we created new classes of Dollar Term E-1 Loans, Euro Term E-1 Loans and Term E-2 Loans, having the same rights and obligations as the Dollar Term D-1 Loans, Euro Term D-1 Loans and Term D-2 Loans as set forth in the Credit Agreement and Loan Documents, except as revised by the amendment. Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.25% or an adjusted base rate plus 2.25%.  Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 2.50% or an adjusted base rate plus 1.50%.  The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. We paid fees of $1.8 million as a result of this amendment.

On March 10, 2015, we entered into Amendment No. 6 to our Senior Secured Credit Facility (“Amendment No. 6”). In connection with Amendment No. 6, certain applicable rates were modified so that (i) Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) Term

E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%.

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

Maturity. The Revolving Credit Facility and the Term E-2 Facility mature on November 4, 2016, and the Dollar Term E-1 Facility and the Euro Term E-1 Facility mature on May 4, 2018. The principal amount of each of the Dollar Term E-1 Facility, the Euro Term E-1 Facility and the Term E-2 Facility amortizes in quarterly installments equal to 1.0% of the original principal amount of each such facility per annum until the respective final maturity date.

Voluntary Prepayments. We may prepay, in full or in part, borrowings under the Revolving Credit Facility without premium or penalty, subject to minimum prepayment amount and increment limitations.  We may prepay, in full or in part, borrowings under the Dollar Term E-1 Facility, Euro Term E-1 Facility and Dollar Term E-2 Facility without premium or penalty, subject to minimum prepayment amount and increment limitations, except that repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium.

Mandatory Prepayments. Subject to certain exceptions, we must make periodic prepayments of the Dollar Term E-1 Facility, the Euro Term E-1 Facility and the Term E-2 Facility equal to: (i) 100% of the net cash proceeds of certain dispositions of property, (ii) 100% of the net cash proceeds of the issuance or incurrence of certain indebtedness, and (iii) 50% (with step-downs to 25% and 0% based upon achievement of specified total leverage ratios) of annual excess cash flow.

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

As of December 31, 2014, we were in compliance with the covenants under the Senior Secured Credit Facility.

As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00.

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

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.750 billion aggregate principal amount of second lien notes due 2018.

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

As of December 31, 2014, we were in compliance with all covenants under the second lien senior secured notes indenture.

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

As of December 31, 2014, we were in compliance with all covenants under the senior unsecured notes indenture.

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

In connection with the Merger, the holders of the Convertible Notes had the right to require us to repurchase some or all of their Convertible Notes as provided in the Indenture. The repurchase date for any Convertible Notes tendered to us was November 30, 2011. The repurchase price was the principal amount of the Convertible Notes plus accrued interest. The holders of the Convertible Notes that did not elect to require us to repurchase their Convertible Notes maintained the right to convert their Convertible Notes into cash on or before November 29, 2011. As of December 31, 2014, $101,000 aggregate principal amount of the notes remained outstanding.

Interest and Future Maturities

Interest paid during the years ended December 31, 2014, 2013 and 2012 was $367.0 million, $385.7 million, and $432.2 million, respectively.

Future maturities of long-term debt at December 31, 2014 were (in thousands):

Year	Amount
2015	$25,721
2016	$334,584
2017	$22,434
2018	$3,903,700
2019	$612,000
Thereafter	$—

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

Derivatives Not Designated as Hedges

At December 31, 2014 and 2013, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following chart summarizes these agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$487,667	2.256%
12/31/13-12/31/16	$487,667	2.249%
12/31/13-12/31/16	$487,667	2.250%

During the years ended December 31, 2013 and 2012, we had interest rate cap agreements with initial notional amounts of $1.600 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The interest rate cap agreements expired on December 31, 2013.

We also use derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the consolidated balance sheet. The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements. At December 31, 2014, we had no outstanding foreign currency exchange contracts. At December 31, 2013, we had foreign currency exchange contracts to sell or purchase $14.3 million of various currencies.

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

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our senior secured credit facility and fixed rate long-term debt, including the 10.5% Second Lien Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.501 billion and $2.584 billion, respectively, at December 31, 2014. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.615 billion and $2.694 billion, respectively, at December 31, 2013. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013

Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$13,936	$345
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	8,067	31,906
Foreign currency exchange contracts	Prepaid expenses and other	—	146	Accrued expenses and other	—	569
Total derivatives		$—	$146		$22,003	$32,820

The following table summarizes the amount of gain (loss) on derivative not designated as hedging instruments (in thousands):

	Year ended December 31,
	2014	2013	2012

Interest rate swap agreements	$(5,245)	$2,618	$(25,486)
Interest rate cap agreements	—	(9)	(1,583)
Foreign currency exchange contracts	62	(1,033)	(4,364)
	$(5,183)	$1,576	$(31,433)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. See Note 5 for further discussion of the restrictive covenants of our Senior Secured Credit Facility.

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on December 31, 2014, we could be required to settle or post the full amount as collateral to its counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2014 or 2013.

NOTE 7.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next three years. At December 31, 2014 and 2013, the gross amount of equipment under capital leases totaled $2.6 million and $2.7 million and related accumulated depreciation was approximately $1.7 million and $1.2 million, respectively.

We lease computer and telecommunications equipment, service and sales vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 20 years. Total rental expense for operating leases was $29.7 million, $27.8 million and $43.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$526	$22,387
2016	394	14,947
2017	—	11,745
2018	—	8,918
2019	—	6,727
Thereafter	—	28,587
Total minimum lease payments	$920	$93,311
Less amount representing interest	(66)
Present value of net minimum capital lease payments	854
Less current portion	(488)
Obligations under capital leases, excluding current installments	$366

NOTE 8.     Income Taxes (Benefit)

The following table summarizes earnings (loss) before income taxes (benefit) of U.S. and non-U.S. operations (in thousands):

	Year ended December 31,
	2014	2013	2012

U.S.	$(515,976)	$(845,261)	$(492,869)
Non-U.S.	161,335	133,578	259,122
	(354,641)	(711,683)	(233,747)
Earnings (loss) from discontinued operations before income taxes	7,436	(5,800)	144,136
Earnings (loss) from continuing operations before income taxes	$(362,077)	$(705,883)	$(377,883)

The following table summarizes the composition of income tax expense (benefit) (in thousands):

	Year ended December 31,
	2014	2013	2012

Current:
U.S. Federal	$18,149	$16,777	$17,693
U.S. State	2,220	8,162	3,148
Non-U.S.	14,633	9,125	13,218
Total current expense	35,002	34,064	34,059
Deferred:
U.S. Federal	(138,046)	(158,735)	(104,476)
U.S. State	(19,998)	(26,383)	(19,900)
Non-U.S.	(1,126)	(1,971)	(2,013)
Total deferred tax expense (benefit)	(159,170)	(187,089)	(126,389)
	(124,168)	(153,025)	(92,330)
Income tax expense (benefit) related to discontinued operations	2,863	(2,233)	55,493
Income tax expense (benefit) related to continuing operations	$(127,031)	$(150,792)	$(147,823)

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year ended December 31,
	2014(1)	2013(1)	2012(1)

Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.4	1.7	3.8
Non-deductible items	(0.1)	(0.9)	(0.5)
Effect of international operations	(4.4)	(1.5)	0.1
Section 199 production deduction	0.8	0.2	0.5
Research and development credit	0.1	0.3	—
Goodwill impairment	—	(13.4)	—
Other, net	0.2	0.1	0.6
	35.0	21.5	39.5
Change in rate related to discontinued operations	0.1	(0.1)	(0.4)
Effective tax rate related to continuing operations	35.1%	21.4%	39.1%

(1)
The years ended December 31, 2014, 2013 and 2012 include a loss before income tax benefit. The consolidated effective income tax rates represent adjustments to the computed “expected” income tax benefit rate for the period. Therefore, negative percentages represent reductions to the income tax benefit rate.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2014	December 31, 2013

Deferred Tax Assets:
Non-U.S. tax credit	$76,320	$67,765
U.S. research and development tax credit	978	—
Net operating loss	100,772	67,229
Accounts receivable	(1,468)	9,377
Non-U.S. net operating loss carry forwards	36,904	23,259
Accrued liabilities	87,412	12,156
Deferred non-U.S. tax asset	43,864	48,223
Accrued interest	14,686	20,296
Disallowed interest carry forward	106,860	52,407
Unrealized foreign exchange currency loss, net	—	371
Inventory	9,717	2,124
Other	891	618
Total gross deferred tax assets	476,936	303,825
Less: valuation allowances	(82,299)	(55,944)
Net deferred tax assets	394,637	247,881
Deferred Tax Liabilities:
Intangible assets, amortizable	(384,485)	(447,286)
Intangible assets, indefinite-lived	(454,779)	(455,417)
Loan fees	(30,751)	(31,343)
U.S. tax on non-U.S. earnings	(256,039)	(190,665)
Deferred U.S. state tax liability	3,556	(831)
Unrealized foreign exchange currency gain, net	(19,883)	—
Depreciation	(56,865)	(70,870)
Other	(6,489)	(2,372)
Total gross deferred tax liabilities	(1,205,735)	(1,198,784)
Net deferred tax liability	(811,098)	(950,903)
Less: current deferred tax asset	(63,025)	(23,621)
Less: non-current deferred tax asset	(31,692)	(31,459)
Less: current deferred tax liability	113,658	2,199
Non-current deferred tax liability	$(792,157)	$(1,003,784)
The change in the balance sheet deferred tax accounts reflect deferred income tax benefit, the deferred tax impact of other comprehensive income items and purchase accounting adjustments.

At December 31, 2014, $219.2 million of U.S. federal net operating losses, $545.9 million of U.S. state net operating losses and $154.9 million of non-U.S. net operating losses were available for carry forward. In addition, non-U.S. unrealized tax credits of $78.6 million were recorded relating to the anticipated tax credits that will be available when non-U.S. earnings will be repatriated to the U.S. These non-U.S. unrealized tax credits are netted against the deferred tax liability for U.S. tax on non-U.S. earnings. Additionally, for U.S. federal income tax purposes, non-U.S. tax credit carry forwards of $76.3 million are available to be utilized once sufficient non-U.S. source income is recognized. The losses generally expire within a period of three to 20 years, with some non-U.S. losses available indefinitely. The non-U.S. tax credit expiration period is 10 years which will begin when the credits become realized. At December 31, 2014, we had valuation allowances of $36.7 million associated with U.S. state net operating losses and $45.6 million associated with non-U.S. loss carry forwards. The net valuation allowance increased by $26.3 million in 2014 due primarily to uncertainty regarding the ability to utilize U.S. state net operating losses and non-U.S. operating losses. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of non-U.S. earnings to the U.S. Accordingly, we believe that no additional valuation allowances are necessary.

We provide tax reserves for U.S. federal, U.S. state, U.S. local and non-U.S. uncertain tax positions. The development of these tax positions requires subjective, critical estimates and judgments about tax matters, potential outcomes and timing. Although the outcome of open tax examinations is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on our financial condition and results of operations. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known. To the extent additional information becomes available prior to resolution, such accruals are adjusted to reflect probable outcomes.

At December 31, 2014 and 2013, we had $33.3 million and $53.7 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $26.2 million and $30.5 million, respectively, would favorably impact our effective tax rate, if recognized. The reconciliation of the allowance for uncertain tax positions is as follows (in thousands):

	December 31, 2014	December 31, 2013

Balance at beginning of year	$41,694	$33,634
Gross additions for tax positions of prior years	10,683	6,644
Gross reductions for tax positions of prior years	(18,331)	(1,488)
Gross additions on positions related to the current year	6,494	5,056
Reductions resulting from a lapse of the applicable statute of limitation	(724)	(2,152)
Balance at end of year	39,816	41,694
Accrued interest and penalties	8,341	11,988
ASU 2013-11 reclassification	(14,857)	—
Gross unrecognized income tax benefit	$33,300	$53,682

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We recognized a decrease of net interest and penalties in the consolidated statement of operations of approximately $3.6 million in 2014 comprised of an increase of $0.9 million associated with ongoing accruals and a decrease of $4.5 million associated with releases. In 2013, we recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $1.2 million, comprised of an increase of $1.8 million associated with ongoing accruals and a decrease of $0.6 million associated with releases. Additionally, $8.3 million and $12.0 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by U.S. federal, U.S. state and non-U.S. tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through tax year ending November 3, 2011. We have ongoing audits in various U.S. state and U.S. local jurisdictions, as well as audits in various non-U.S. jurisdictions. In general, the tax years 2009 through 2013 remain open in the major taxing jurisdictions, with some U.S. state and non-U.S. jurisdictions remaining open longer as a result of net operating losses and longer statute of limitation periods.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $0.5 million. This decrease would result from the expiration of the statute of limitations and the completion of tax examinations in multiple jurisdictions.

Income taxes paid, net of income tax refunds, were $24.9 million, $36.3 million, and $28.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9.      Equity

Under the terms of Acelity’s Third Amended and Restated Limited Partnership Agreement dated September 1, 2014, the limited partners contributed 100% of the capital to the partnership. No partner is required to make any additional capital contributions to the partnership. Net income (loss) and distributions are allocated to the general and limited partners in proportion to their respective capital contributions.

NOTE 10.     Incentive Compensation Plans

Equity-based compensation expense was recognized in the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013	2012

Rental expenses	$106	$52	$2
Cost of sales	105	113	88
Selling, general and administrative expenses	3,822	2,760	1,979
Total equity-based compensation expense, net of tax	$4,033	$2,925	$2,069

There was no income tax impact associated with equity-based compensation during the years ended December 31, 2014, 2013 and 2012.

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all employees in the United States and we match employee contributions up to a specified limit. During the years ended December 31, 2014, 2013 and 2012 matching contributions charged to expense were approximately $13.3 million, $12.2 million, and $14.7 million, respectively.

Equity Based Plans

Profits Interest

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

For incentive equity awards granted during the years ended December 31, 2014, 2013 and 2012, a portion of the awards granted vests incrementally over a period of four years. The remaining portion of awards granted during the years ended December 31, 2014, 2013 and 2012 vest at graduated levels upon the attainment of certain performance conditions established by the general partner. The performance conditions are based on achieving certain levels of multiple of invested capital and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. Subject to certain limitations, the weighted average distribution threshold (i.e., the amount of distributions that need to be made by the Limited Partnership with respect to each limited partnership unit individually prior to such Profits Interest Unit participating in the distributions of the Limited Partnership) for awards granted during the years ended December 31, 2014, 2013 and 2012 is $8.11, $7.40 and $5.00, respectively.

The weighted-average estimated fair value of time-based Profits Interest Units granted during the years ended December 31, 2014, 2013 and 2012, was $1.62, $2.30 and $1.33 per unit, respectively, using the Black-Scholes-Merton option pricing model. The weighted-average estimated fair value of performance-based Profits Interest Units granted during the years ended December 31, 2014, 2013 and 2012, was $1.42, $1.98 and $1.15 per unit, respectively, using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Profits Interest Units. The estimated fair values for these periods included the following weighted average assumptions for both the time-based and performance-based Profits Interest Units (annualized percentages):

	Year ended December 31,
	2014	2013	2012

Expected stock volatility	39.0%	43.0%	56.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.5%	0.6%	0.9%
Expected life (years)	2	3	4

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

A summary of our Profits Interest Unit (“PIU”) activity, and related information is set forth in the table below (in thousands, except weighted average grant date fair value):

	Time-based	Performance-based	Total	Weighted Average Grant Date Fair Value
PIU outstanding – December 31, 2013	8,562	7,922	16,484	$1.50
Granted	2,054	2,054	4,108	$1.52
Repurchased	(947)	—	(947)	$1.45
Forfeited/Expired	(1,698)	(3,123)	(4,821)	$1.75
PIU outstanding – December 31, 2014	7,971	6,853	14,824	$1.42
PIU exercisable as of December 31, 2014	4,583	—	4,583	$1.49

As of December 31, 2014, there was $4.1 million and $7.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested time-based and performance-based Profits Interest Units, respectively, granted under our plan subsequent to the Merger.  The unrecognized compensation cost for the time-based awards is expected to be recognized over a weighted average period of 2.4 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied. There is no contractual term for the PIU agreements, however, with certain consent of the Limited Partnership and plan participants, the general partner may amend, alter, suspend, discontinue, or terminate the Executive Plan or any portion thereof at any time.

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

For incentive equity awards granted during the years ended December 31, 2014, 2013 and 2012, a portion of the awards granted vest in full upon the earlier of a change in control of the Limited Partnership or the fourth anniversary of the date of grant. The remaining portion of awards granted in 2012 vest at graduated rates upon the attainment of certain performance metrics established by the administrator and subject to the satisfaction of certain market conditions based upon the occurrence of a major liquidity event in the future. Upon exercise or redemption of vested awards, employees generally receive a cash payment equal to the product of the excess, if any, of the fair market value of a Class A-2 interest at the time of exercise or redemption over the base price times the number of Class A-2 interests under the award.

The weighted-average estimated grant-date fair value of time-based Appreciation Rights granted during the years ended December 31, 2014, 2013 and 2012, was $1.66, $1.37 and $0.81 per unit, respectively, using the Black-Scholes-Merton option pricing model. The weighted-average estimated grant-date fair value of performance-based Appreciation Rights granted during the years ended December 31, 2014, 2013 and 2012, was $1.46, $1.35 and $0.81 per unit, respectively, using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Appreciation Rights. The estimated fair values for the years ended December 31, 2014, 2013 and 2012 included the following weighted average assumptions for both the time-based and performance-based Appreciation Rights (annualized percentages):

	Year ended December 31,
	2014	2013	2012

Expected stock volatility	39.0%	43.0%	56.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.5%	0.6%	0.9%
Expected life (years)	2	3	4
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

A summary of our Appreciation Rights activity, and related information, for the year ended December 31, 2014 is set forth in the table below (in thousands, except exercise price and contractual term):

	Time-based	Performance-based	Total	Weighted Average Base Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Appreciation Rights outstanding – December 31, 2013	787	787	1,574	$6.50	8.96
Granted	682	682	1,364	$7.95
Exercised	—	—	—	$—
Forfeited/Expired	(345)	(345)	(690)	$6.69
Appreciation Rights outstanding – December 31, 2014	1,124	1,124	2,248	$7.32	8.56	$—
Appreciation rights exercisable - December 31, 2014	—	—	—	$—	N/A	$—
As of December 31, 2014, there was $1.4 million and $1.8 million of total unrecognized compensation costs, net of estimated forfeitures, related to each of the non-vested time-based and performance-based Appreciation Rights granted, respectively, under our plan subsequent to the Merger.  The unrecognized compensation cost for the time-based awards is expected to be recognized over a weighted average period of 2.7 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the market condition will be satisfied.

NOTE 11.     Other Comprehensive Income (loss)

The components of accumulated other comprehensive income are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Unrealized Investment Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2012	$(5,841)	$—	$(5,841)
Foreign currency translation adjustment, net of tax expense of $369	5,324	—	5,324
Balances at December 31, 2012	(517)	—	(517)
Foreign currency translation adjustment, net of tax benefit of $233	(3,867)	—	(3,867)
Unrealized investment gain, net of tax expense of $1,403 in 2013	—	2,241	2,241
Balances at December 31, 2013	(4,384)	2,241	(2,143)
Foreign currency translation adjustment, net of tax expense of $753	(5,690)	—	(5,690)
Unrealized investment loss, net of tax benefit	—	—	—
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403 in 2014	—	(2,241)	(2,241)
Balances at December 31, 2014	$(10,074)	$—	$(10,074)

During 2013 and 2012, there were no reclassification adjustments out of accumulated other comprehensive income (loss) to net earnings (loss).

NOTE 12.     Commitments and Contingencies

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover in excess of $100 million in damages and legal fees against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. Vital Needs alleges, among other things, breach of the contract for failure to pay royalties on sales of KCI products. We do not believe any royalties are owed to Vital Needs for sales of KCI products, and we believe our defenses to Vital Needs’ claims are meritorious. The arbitration hearing took place in January 2015, and we are currently awaiting a decision from the panel, which is expected during the second quarter of 2015. It is not possible to predict the outcome of this arbitration, nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the arbitration.

In September 2013, LifeNet Health (“LifeNet”) filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 (“the ‘200 Patent”). On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the post-trial and appeal stages of this litigation and intends to defend any further claims by LifeNet. If LifeCell’s post-verdict motions are denied, LifeCell plans to appeal to the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds.

On June 30, 2014, KCI entered into a settlement agreement with Wake Forest  University Health Sciences to fully and finally resolve the historical patent and royalty disputes between them relating to negative pressure wound therapy. As of December 31, 2014, the accompanying consolidated balance sheet included $82.7 million under the caption “accrued expenses and other” and $104.3 million under the caption “other non-current liabilities” representing the net present value of payments under the Settlement Agreement discounted using our incremental borrowing rate as the discount rate.  As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 335 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have each selected two bellwether cases from which one case to be tried will be selected. Further discovery is proceeding on each of the four bellwether cases. Trial of the first bellwether case is currently scheduled for January 2016. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As further fact discovery is proceeding in these cases, the plaintiffs have yet to set forth their alleged damages. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 180 lawsuits in state and federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 175 LifeCell cases filed in a consolidated docket in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Three cases are pending in a multi-district federal case in West Virginia that is proceeding very slowly. The remaining cases are in Massachusetts, Delaware, Minnesota, and New York. None of these cases are proceeding at this time. We intend to defend these suits vigorously, and do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and oral argument was in July 2014 before a 3 member panel. On January 16, 2015, the Ninth Circuit entered an order scheduling oral argument en banc before the U.S. Court of Appeals for the Ninth Circuit which is currently scheduled for March 17, 2015. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

We also are subject to routine pre-payment and post-payment audits of durable medical equipment (“DME”) claims submitted to Medicare Part B. These audits typically involve a complex medical review, by Medicare or its designated contractors and representatives, of documentation supporting the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to obtain the written medical record in advance of therapy as long as the underlying medical records reported to us support the coverage criteria and medical necessity information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims, we could be subject to denial or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that an audit results in major discrepancies of claims records which lacked proof of medical necessity, Medicare may be entitled to take additional corrective measures, including: extrapolation of the results of the audit across a wider population of claims, submitting recoupment demands for claims other than those examined in the audit, or placing the organization on a full prepayment review. These audits have increased over the last two years from being negligible to approximately 10% of our claims.  While eventually receiving payment on a high percent of the claims subject to these audits, payment timeliness may range from a few months up to a year resulting in increasing Medicare accounts receivable balances.

As of December 31, 2014, our commitments for the purchase of new product inventory were $50.6 million. We expect the total inventory commitments at December 31, 2014 to occur in 2015.

NOTE 13.     Related Party Transactions

Services Agreements and Merger Related Fees
On November 4, 2011, in connection with the Merger, entities affiliated with the Sponsors (the “Managers”) entered into services agreements and material event services agreements with KCI and LifeCell or, in certain cases, their affiliates (the “Services Agreements”), pursuant to which the Managers will provide strategic and consulting services, including financing and strategic business planning and analysis services, to KCI, LifeCell and/or their subsidiaries, parent entities and controlled affiliates. Pursuant to the Services Agreements, the Managers are entitled to receive an annual consulting fee, as well as certain fees for specified material events, including sales of KCI or LifeCell and refinancings. The Managers will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with the provision of services pursuant to the Services Agreements. The Services Agreements will continue indefinitely unless terminated by the consent of all the parties thereto. However, the Services Agreements will terminate automatically upon an initial public offering of KCI, LifeCell or one of their subsidiaries, parent entities or controlled affiliates, unless KCI or LifeCell or, in certain cases, an affiliate of KCI or LifeCell, as applicable, elects by prior written notice to continue the Services Agreements. The Services Agreements may also terminate upon certain change of control events involving KCI or LifeCell. On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates. During the years ended December 31, 2014, 2013 and 2012, we paid management fees of $5.1 million, $8.7 million and $5.1 million, respectively, to the Managers. We expect to pay approximately $5.1 million in management fees to the Managers during each of the years ended December 2015 through the term of the agreements.

Management Investment

Subsequent to the Merger, Messrs. Ball, Bibb, Busenlehner and Woody have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings.

Indemnification Agreement

On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates.

NOTE 14.     Segment and Geographic Information

The Company is engaged in the rental and sale of advanced wound therapeutics and regenerative medicine products in over 75 countries worldwide through direct sales and indirect operations. We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics (“AWT”) and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

On November 8, 2012, Getinge purchased certain assets and assumed certain liabilities comprising KCI’s TSS business. The historical results of operations of the TSS business, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement.

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012

Revenue:
Advanced Wound Therapeutics	$1,420,278	$1,287,387	$1,312,258
Regenerative Medicine	428,089	442,174	417,245
Other operations (1)	17,972	3,340	—
Total revenue	$1,866,339	$1,732,901	$1,729,503

Operating earnings (loss):
Advanced Wound Therapeutics (2)	$455,666	$443,850	$398,066
Regenerative Medicine	132,904	125,112	109,931
Other operations (1)	2,443	637	—
Non-allocated costs:
General headquarter expense (3)	(9,516)	(55,044)	(19,928)
Equity-based compensation	(4,033)	(2,925)	(2,069)
Business optimization and transaction-related expenses (4)	(150,125)	(144,253)	(101,191)
Acquired intangible asset amortization (5)	(194,433)	(188,571)	(220,984)
Wake Forest settlement	(198,578)	—	—
Impairment of goodwill and intangible assets (6)	—	(443,400)	—
Total non-allocated costs	(556,685)	(834,193)	(344,172)
Total operating earnings (loss)	$34,328	$(264,594)	$163,825

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England for the period subsequent to our acquisition of Systagenix as discussed in Note 2.

(2)
2013 includes write-offs of $16.7 million of other intangible assets due primarily to the discontinuation of certain AWT projects. 2012 includes $22.1 million of impairment charges associated with certain production equipment at our Athlone manufacturing plant and inventory associated with our V.A.C.Via product.

(3)	2013 includes a $30.6 million fixed asset impairment charge.

(4)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(5)	Represents amortization of acquired intangible assets related to our Merger in November 2011 and our acquisition of Systagenix in October 2013.

(6)
During 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit. These amounts have been excluded from Regenerative Medicine operating earnings as management excludes these charges from operating earnings when making operating decisions about the business.

	Year ended December 31,
	2014	2013	2012

Depreciation and other amortization:
Advanced Wound Therapeutics	$231,296	$261,348	$324,945
Regenerative Medicine	70,882	68,514	70,730
Other	1,727	6,097	40,695
	$303,905	$335,959	$436,370

Significant non-cash expense other than depreciation and amortization expense includes the Merger and acquisition-related periodic recognition of cost of sales associated with the application of purchase accounting adjustments to step up the value of inventory. For the years ended December 31, 2014 and 2013, we recognized $6.7 million and $3.2 million, respectively, in related cost of sales for Advanced Wound Therapeutics related to our acquisition of Systagenix. For the year ended December 31, 2012, we recognized $5.7 million and $19.7 million, respectively, in Merger-related cost of sales for Advanced Wound Therapeutics and Regenerative Medicine.

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

	December 31,
	2014	2013	2012

Total assets:
Advanced Wound Therapeutics	$5,070,845	$5,274,625	$4,966,687
Regenerative Medicine	1,539,057	1,574,315	2,039,137
Other	390,811	423,705	568,940
	$7,000,713	$7,272,645	$7,574,764
Advanced Wound Therapeutics and Regenerative Medicine gross capital expenditures primarily relate to manufactured rental assets, manufacturing equipment, and computer hardware and software identifiable by product. Other capital expenditures include those related to our TSS business which was sold in November 2012 and those not specifically identifiable to a product, such as the purchase of land and the construction of our global headquarters building, leasehold improvements, and computer hardware and software. The following table contains information on gross capital expenditures (in thousands):

	Year ended December 31,
	2014	2013	2012

Gross capital expenditures:
Advanced Wound Therapeutics	$21,517	$36,910	$15,731
Regenerative Medicine	7,057	17,862	26,240
Other	38,010	26,139	49,596
	$66,584	$80,911	$91,567

Revenues are attributed to countries based on the location of our entity providing the products or services. Information on the geographical location of select financial information is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012

Geographic location of revenue:
Domestic	$—	$—	$—
United States	1,329,306	1,321,517	1,335,043
Other foreign	537,033	411,384	394,460
Total revenue	$1,866,339	$1,732,901	$1,729,503

	December 31,
	2014	2013	2012

Geographic location of long-lived assets (1):
Domestic	$—	$—	$—
United States	198,754	224,789	287,700
Other foreign	89,294	108,936	100,782
Total long-lived assets	$288,048	$333,725	$388,482
_____________________________
(1)Long-lived assets exclude intangible assets.

NOTE 15.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$442,635	$459,178	$481,793	$482,733
Gross profit	$276,596	$293,207	$314,413	$325,998
Operating earnings (loss)	$32,805	$(142,123)	$88,347	$55,299
Loss from continuing operations	$(47,060)	$(153,823)	$(3,235)	$(30,928)
Earnings from discontinued operations	$677	$1,106	$1,398	$1,392
Net loss	$(46,383)	$(152,717)	$(1,837)	$(29,536)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$411,366	$426,193	$432,960	$462,382
Gross profit	$260,540	$280,060	$285,082	$301,873
Operating earnings (loss)	$36,536	$11,456	$(370,355)	$57,769
Loss from continuing operations	$(42,753)	$(61,747)	$(398,607)	$(51,984)
Earnings (loss) from discontinued operations	$(2,034)	$(828)	$46	$(751)
Net loss	$(44,787)	$(62,575)	$(398,561)	$(52,735)

NOTE 16.     Guarantor Condensed Consolidating Financial Statements

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

In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of December 31, 2014, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2014
(in thousands)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$41,027	$1,499	$140,617	$—	$183,541
Accounts receivable, net	—	179,872	67,355	123,256	—	370,483
Inventories, net	—	73,904	110,355	93,765	(99,802)	178,222
Deferred income taxes	—	52,868	10,157	—	—	63,025
Prepaid expenses and other	—	11,106	6,851	247,606	(238,000)	27,563
Intercompany receivables	166	1,854,033	2,432,299	48,267	(4,334,765)	—
Total current assets	564	2,212,810	2,628,516	653,511	(4,672,567)	822,834
Net property, plant and equipment	—	315,691	69,801	164,838	(262,282)	288,048
Debt issuance costs, net	—	77,896	—	—	—	77,896
Deferred income taxes	—	—	—	31,692	—	31,692
Goodwill	—	2,483,240	732,138	162,920	—	3,378,298
Identifiable intangible assets, net	—	299,575	1,788,661	309,015	—	2,397,251
Other non-current assets	—	1,161	186	94,247	(90,900)	4,694
Intercompany loan receivables	—	760,000	429,856	—	(1,189,856)	—
Intercompany investments	667,530	360,292	223,581	—	(1,251,403)	—
	$668,094	$6,510,665	$5,872,739	$1,416,223	$(7,467,008)	$7,000,713

Liabilities and Equity:
Current liabilities:
Accounts payable	$245	$16,298	$14,463	$20,821	$—	$51,827
Accrued expenses and other	—	218,793	244,829	74,380	(194,518)	343,484
Intercompany payables	6,441	1,181,383	2,634,149	512,792	(4,334,765)	—
Current installments of long-term debt	—	25,721	—	—	—	25,721
Income taxes payable	—	—	—	1,305	—	1,305
Deferred income taxes	—	—	113,658	—	—	113,658
Total current liabilities	6,686	1,442,195	3,007,099	609,298	(4,529,283)	535,995
Long-term debt, net of current installments and discount	—	4,815,290	—	—	—	4,815,290
Non-current tax liabilities	—	9,404	6,203	17,693	—	33,300
Deferred income taxes	—	106,440	637,777	47,940	—	792,157
Other non-current liabilities	695	113,368	48,172	1,023	—	163,258
Intercompany loan payables	—	420,294	760,000	9,562	(1,189,856)	—
Total liabilities	7,381	6,906,991	4,459,251	685,516	(5,719,139)	6,340,000

Total equity	660,713	(396,326)	1,413,488	730,707	(1,747,869)	660,713
	$668,094	$6,510,665	$5,872,739	$1,416,223	$(7,467,008)	$7,000,713

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$606,031	$—	$113,833	$—	$719,864
Sales	—	292,573	919,988	862,689	(928,775)	1,146,475
Total revenue	—	898,604	919,988	976,522	(928,775)	1,866,339
Rental expenses	106	292,336	11,156	202,613	(173,449)	332,762
Cost of sales	105	314,129	571,768	370,643	(933,282)	323,363
Gross profit (loss)	(211)	292,139	337,064	403,266	177,956	1,210,214
Selling, general and administrative expenses	3,822	295,324	211,865	203,110	(567)	713,554
Research and development expenses	—	24,044	26,803	18,474	—	69,321
Acquired intangible asset amortization	—	61,995	79,136	53,302	—	194,433
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(4,033)	(287,802)	19,260	128,380	178,523	34,328
Non-operating intercompany transactions	—	18,775	146,218	(249,577)	84,584	—
Interest income and other	—	73,919	19,148	319	(89,719)	3,667
Interest expense	—	(431,670)	(68,861)	(1,921)	89,719	(412,733)
Foreign currency gain (loss)	—	44,515	(924)	(25,747)	—	17,844
Derivative instruments loss	—	(5,183)	—	—	—	(5,183)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(4,033)	(587,446)	114,841	(148,546)	263,107	(362,077)
Income tax expense (benefit)	—	(165,662)	36,119	2,512	—	(127,031)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(4,033)	(421,784)	78,722	(151,058)	263,107	(235,046)
Equity in earnings (loss) of subsidiaries	(226,440)	(72,592)	(151,058)	—	450,090	—
Earnings (loss) from continuing operations	(230,473)	(494,376)	(72,336)	(151,058)	713,197	(235,046)
Earnings (loss) from discontinued operations, net of tax	—	—	4,573	—	—	4,573
Net earnings (loss)	$(230,473)	$(494,376)	$(67,763)	$(151,058)	$713,197	$(230,473)
Total comprehensive income (loss)	$(238,404)	$(502,307)	$(75,694)	$(158,989)	$736,990	$(238,404)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2013
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$608,256	$—	$135,562	$—	$743,818
Sales	—	295,530	855,607	679,340	(841,394)	989,083
Total revenue	—	903,786	855,607	814,902	(841,394)	1,732,901
Rental expenses	52	253,082	10,986	221,473	(132,089)	353,504
Cost of sales	113	296,788	523,367	261,199	(829,625)	251,842
Gross profit (loss)	(165)	353,916	321,254	332,230	120,320	1,127,555
Selling, general and administrative expenses	2,759	346,731	173,772	161,678	(339)	684,601
Research and development expenses	—	29,555	31,679	14,343	—	75,577
Acquired intangible asset amortization	—	80,042	73,794	34,735	—	188,571
Impairment of goodwill and intangible assets	—	—	443,400	—	—	443,400
Operating earnings (loss)	(2,924)	(102,412)	(401,391)	121,474	120,659	(264,594)
Non-operating intercompany transactions	—	58,867	123,951	(153,998)	(28,820)	—
Interest income and other	—	72,601	12,251	179	(83,429)	1,602
Interest expense	—	(431,882)	(70,623)	(801)	83,429	(419,877)
Loss on extinguishment of debt	—	(2,364)	—	—	—	(2,364)
Foreign currency loss	—	(16,723)	(179)	(5,316)	(8)	(22,226)
Derivative instruments gain	—	1,576	—	—	—	1,576
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,924)	(420,337)	(335,991)	(38,462)	91,831	(705,883)
Income tax expense (benefit)	—	(166,067)	8,120	7,155	—	(150,792)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,924)	(254,270)	(344,111)	(45,617)	91,831	(555,091)
Equity in earnings (loss) of subsidiaries	(555,734)	56,284	(46,074)	—	545,524	—
Earnings (loss) from continuing operations	(558,658)	(197,986)	(390,185)	(45,617)	637,355	(555,091)
Earnings from discontinued operations, net of tax	—	(3,091)	(309)	(457)	290	(3,567)
Net earnings (loss)	$(558,658)	$(201,077)	$(390,494)	$(46,074)	$637,645	$(558,658)
Total comprehensive income (loss)	$(560,284)	$(202,703)	$(392,120)	$(47,700)	$642,523	$(560,284)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2012
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$654,372	$—	$161,188	$—	$815,560
Sales	—	292,303	411,032	547,346	(336,738)	913,943
Total revenue	—	946,675	411,032	708,534	(336,738)	1,729,503
Rental expenses	2	288,143	1,195	259,308	(109,896)	438,752
Cost of sales	88	240,146	136,556	236,766	(369,184)	244,372
Gross profit (loss)	(90)	418,386	273,281	212,460	142,342	1,046,379
Selling, general and administrative expenses	1,991	327,223	120,789	140,549	(694)	589,858
Research and development expenses	—	26,310	36,213	9,189	—	71,712
Acquired intangible asset amortization	—	102,954	77,752	40,278	—	220,984
Operating earnings (loss)	(2,081)	(38,101)	38,527	22,444	143,036	163,825
Non-operating intercompany transactions	—	100,690	329,531	(474,480)	44,259	—
Interest income and other	—	73,114	12,251	177	(84,713)	829
Interest expense	—	(478,756)	(72,458)	(121)	84,713	(466,622)
Loss on debt extinguishment	—	(31,481)	—	—	—	(31,481)
Foreign currency gain (loss)	—	(7,822)	294	(5,473)	—	(13,001)
Derivative instruments loss	—	(31,433)	—	—	—	(31,433)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,081)	(413,789)	308,145	(457,453)	187,295	(377,883)
Income tax expense (benefit)	—	(140,681)	50,759	(57,901)	—	(147,823)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,081)	(273,108)	257,386	(399,552)	187,295	(230,060)
Equity in earnings (loss) of subsidiaries	(139,336)	(60,960)	(375,553)	—	575,849	—
Earnings (loss) from continuing operations	(141,417)	(334,068)	(118,167)	(399,552)	763,144	(230,060)
Earnings from discontinued operations, net of tax	—	4,546	37,855	23,999	22,243	88,643
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Total comprehensive income (loss)	$(136,093)	$(324,198)	$(74,988)	$(370,229)	$769,415	$(136,093)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2014

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(230,473)	$(494,376)	$(67,763)	$(151,058)	$713,197	$(230,473)
Adjustments to reconcile net earnings (loss) to net cash provided	6,364	306,092	104,787	131,736	(226,711)	322,268
Net cash provided (used) by operating activities	(224,109)	(188,284)	37,024	(19,322)	486,486	91,795
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(156,810)	(5,024)	(49,922)	145,261	(66,495)
Proceeds from disposition of assets held for sale	—	—	5,212	—	—	5,212
Proceeds from sale of investment	—	4,211	—	—	—	4,211
Business acquired in purchase transaction, net of cash acquired	—	—	(9,500)	(113)	—	(9,613)
Increase in identifiable intangible assets and other non-current assets	—	(376)	(7,418)	(3,793)	—	(11,587)
Net cash provided (used) by investing activities	—	(152,975)	(16,730)	(53,828)	145,261	(78,272)
Cash flows from financing activities:
Settlement of profits interest units	(2,332)	—	—	—	—	(2,332)
Repayments of long-term debt and capital lease obligations	—	(26,345)	—	(58)	—	(26,403)
Proceeds (payments) on intercompany loans	—	251,576	(45,168)	(206,408)	—	—
Proceeds (payments) on intercompany investments	226,441	69,284	26,255	309,767	(631,747)	—
Net cash provided (used) by financing activities	224,109	294,515	(18,913)	103,301	(631,747)	(28,735)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,196)	—	(8,196)
Net increase (decrease) in cash and cash equivalents	—	(46,744)	1,381	21,955	—	(23,408)
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$41,027	$1,499	$140,617	$—	$183,541

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2012

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(141,417)	$(329,522)	$(80,312)	$(375,553)	$785,387	$(141,417)
Adjustments to reconcile net earnings (loss) to net cash provided	4,268	449,431	(141,711)	141,795	(149,673)	304,110
Net cash provided (used) by operating activities	(137,149)	119,909	(222,023)	(233,758)	635,714	162,693
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(96,931)	(25,244)	(70,550)	109,057	(83,668)
Proceeds from disposition of assets held for sale	—	74,576	72,335	97,406	—	244,317
Business acquired in purchase transaction, net of cash acquired	—	(15,097)	—	—	—	(15,097)
Increase in identifiable intangible assets and other non-current assets	—	5,881	(7,795)	897	—	(1,017)
Net cash provided (used) by investing activities	—	(31,571)	39,296	27,753	109,057	144,535
Cash flows from financing activities:
Capital contributions from limited partners	239	—	—	—	—	239
Distribution to limited partners	(2,199)	—	—	—	—	(2,199)
Repayments of long-term debt and capital lease obligations	—	(118,777)	—	10	—	(118,767)
Debt issuance costs	—	(18,410)	—	—	—	(18,410)
Proceeds (payments) on intercompany loans	—	15,783	(90,803)	75,020	—	—
2012 refinancing of senior credit facility
Payment of debt issuance costs	—	(1,063)	—	—	—	(1,063)
Proceeds (payments) on intercompany investments	139,096	168,265	273,530	163,880	(744,771)	—
Net cash provided (used) by financing activities	137,136	45,798	182,727	238,910	(744,771)	(140,200)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	696	—	696
Net increase in cash and cash equivalents	(13)	134,136	—	33,601	—	167,724
Cash and cash equivalents, beginning of period	411	142,652	—	72,363	—	215,426
Cash and cash equivalents, end of period	$398	$276,788	$—	$105,964	$—	$383,150

Schedule II

ACELITY L.P. INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years ended December 31, 2014
(in thousands)

Description	Balances at January 1, 2012	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2012

Accounts receivable realization reserves	$21,151	$5,318	$124,616	(1)	$74,547	$76,538

Inventory reserve	$1,974	$22,287	$—		$14,361	$9,900

Deferred tax asset valuation allowance	$18,247	$1,025	$—		$—	$19,272

Description	Balances at January 1, 2013	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2013

Accounts receivable realization reserves	$76,538	$3,968	$70,472	(1)	$74,864	$76,114

Inventory reserve	$9,900	$11,662	$—		$11,274	$10,288

Deferred tax asset valuation allowance	$19,272	$29,064	$7,608		$—	$55,944

Description	Balances at January 1, 2014	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2014

Accounts receivable realization reserves	$76,114	$10,801	$67,122	(1)	$79,490	$74,547

Inventory reserve	$10,288	$25,484	$—		$19,802	$15,970

Deferred tax asset valuation allowance	$55,944	$26,355	$—		$—	$82,299

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on the results of this assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Date: March 10, 2015

/s/ Joseph F. Woody
Joseph F. Woody
President and Chief Executive Officer

/s/ Thomas W. Casey
Thomas W. Casey
Executive Vice President and Chief Financial Officer

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning our Directors
Our governing board of directors are the directors of Chiron Holdings GP, Inc. (“GP”), the general partner of Chiron Guernsey Holdings L.P. Inc., which is the parent of Acelity L.P. Inc. The composition of the board of GP was determined by funds advised by the Sponsors. The following is information about the directors of the GP.

Name	Age	Position
William J. Gumina	44	Director; Chairman of the Board
James G. Carlson	62	Director
Steven Dyson	41	Director
Timothy Guertin	65	Director
Erik Levy	40	Director
John F. Megrue Jr.	56	Director
Jim A. Pittman	51	Director
Joseph F. Woody	49	Director; President and Chief Executive Officer

Biographical information concerning the directors of GP is set forth below.
William “Buddy” J. Gumina joined as a Director on November 4, 2011, and currently serves as Chairman of the Board. He joined Apax Partners in 1998 and serves as a Partner and Global Co-head of Apax’s Healthcare team. Prior to joining Apax, Mr. Gumina worked in investment banking from 1992 to 1994, while employed by Kidder, Peabody, and in private equity from 1996 to 1998, while employed by Donaldson, Lufkin & Jenrette Merchant Banking Partners. Throughout his tenure as a finance professional, he has worked on deals involving large healthcare organizations such as TriZetto, Qualitest Pharmaceuticals, Spectrum Laboratories, Encompass Home Health, Voyager HospiceCare, One Call Care Management and MagnaCare Holdings. Currently, Mr. Gumina serves as a Director and Chairman of the Compensation Committee of One Call Care Management and GENEX Services, and as a Director of Rue 21. He holds a Bachelor's degree in Political Science from Yale University and a Master of Business Administration degree from Harvard Graduate School of Business Administration. We believe Mr. Gumina's qualifications to serve on our Board of Directors include his extensive business and financial experience related to the healthcare industry. Mr. Gumina also possesses company board experience.

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

Steven Dyson joined as a Director on November 4, 2011. Mr. Dyson began his employment at Apax Partners in 2000. Currently, he is a Partner and Co-Head of the Healthcare team in London. Mr. Dyson has worked on many significant deals with companies such as Unilabs, Capio, General Healthcare Group and Zeneus Pharma and most recently OneCall Care Management. Prior to joining Apax, Mr. Dyson worked at McKinsey & Co. He currently serves as a Director and a member of the Compensation Committee of Unilabs, a Director and the Chairman of the Audit and Compliance Committees of OneCall Care Management, and as a Director of several subsidiary holding companies of General Healthcare Group. Mr. Dyson earned a Master’s degree in Biochemistry from Oxford University and a Doctor of Philosophy degree in Biology from Cambridge University. We believe Mr. Dyson’s qualifications to serve on our board of directors include his extensive business and financial experience related to the healthcare industry. Mr. Dyson also possesses company board experience.

Timothy E. Guertin joined as a Director effective as of October 16, 2012.  Mr. Guertin has over 35 years of experience in the healthcare industry.  Prior to joining the board of directors, Mr. Guertin served multiple leadership roles at Varian Medical Systems, Inc. He served as President from 2005 to September, 2012 and Chief Executive Officer from 2006 to September 2012. Mr. Guertin additionally worked at Varian Medical Systems, Inc. in the capacity of Chief Operating Officer from 2005 to 2006, Corporate Executive Vice President from 2002 to 2005, President of the Oncology Systems business unit of the company from 1990 to 2005, and Corporate Vice President from 1992 to 2002. Mr. Guertin is currently a member of the Board of Directors for Varian Medical Systems, Inc., and Teradyne, Inc. Mr. Guertin is also a board member for the Radiation Oncology Institute. We believe Mr. Guertin’s qualifications to serve on our Board of Directors include his extensive leadership, business, and financial experience related to the healthcare industry.  Mr. Guertin also possesses company board experience.

Erik Levy joined as a Director on November 4, 2011. Mr. Levy is a Senior Principal with CPPIB and a founding member of CPPIB's private equity program. Over the years he has led or participated in several investments including Cequel Communications, KCI, IMS Health, Skype Technologies, and Bank of America Merchant Services. Mr. Levy serves as a Director of Cequel and previously served as a Director of Skype from 2009 to 2011.  Mr. Levy also serves on CPPIB’s Private Debt Investment Committee. Prior to joining CPPIB, Mr. Levy worked at Bain & Company and Mercer. Mr. Levy holds a Master of Business Administration degree from the Rotman School of Management at the University of Toronto and a Bachelor of Science degree in Actuarial Mathematics from Concordia University. We believe Mr. Levy's qualifications to serve on our Board of Directors include his extensive business and financial experience, along with his investing experience in the healthcare industry. Mr. Levy also possesses company board experience.

John F. Megrue Jr. joined as a Director on November 4, 2011. Mr. Megrue joined Apax Partners in 2005 and currently serves as Chairman of Apax Partners U.S. Mr. Megrue is a member of the Global Executive Committee, Investment and Approval Committees, and the Global Co-Head of Retail & Consumer Group. He originally joined Apax in 1988 and rejoined in 2005 from Saunders, Karp & Megrue. Mr. Megrue graduated with a BS in Mechanical Engineering from Cornell University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Megrue is an active Board member of the following Apax portfolio companies: Rue21 and Cole Haan. Mr. Megrue is currently chairing the Business Leadership Council for the Global Plan Towards the Elimination of New HIV Infections Among Children by 2015. Mr. Megrue also serves as a Director on the Board of Grameen America. We believe Mr. Megrue brings to the Board of Directors extensive leadership, operations, financial, business, and strategic planning experience. Mr. Megrue also possesses company board experience.

Jim A. Pittman joined as a Director on November 4, 2011. Mr. Pittman joined PSP Investments as Vice President of Private Equity in February of 2005 and has co-led the strategy and investment of an over $9.5 billion international Private Equity portfolio, including over $4 billion of direct deals and co-investments. From 2002 to 2005, he was Executive Vice-President and CFO of Provincial Aerospace, an internationally diversified aerospace and aviation operations company focused on aircraft modifications and operations. Mr. Pittman received his Chartered Accountant designation in 1990 while articling with Deloitte & Touche, and he currently sits on the Board of Directors for Telesat Canada, Haymarket Financial, and Noranco Inc. and is a former Board member of Noodles and Company and The Institutional Limited Partners Association. We believe Mr. Pittman brings to the Board of Directors extensive leadership, operations, financial, accounting, business, and strategic planning experience. Mr. Pittman also possesses company board experience.

Joseph F. Woody joined as a Director on April 24, 2012 and currently serves as President and Chief Executive Officer for the Company. Woody has more than 20 years experience in the healthcare sector. Prior to joining Acelity in November 2011, Woody served as global president of Vascular Therapies for Covidien. At Covidien, he was responsible for the $2.6B acquisition and integration of ev3. Previously, Woody served as global president, Smith & Nephew Advanced Wound Management, and held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems. Mr. Woody is currently a member of the board of directors of the Advanced Wound Medical Technology Association (AdvaMed) and is chair of the Wound Healing and Tissue Regeneration Sector. We believe Mr. Woody's qualifications to serve on our board of directors include his extensive experience in the negative pressure wound therapy and advanced wound management market, along with his significant acquisitions and integration experience in the healthcare industry. As the President and Chief Executive Officer of the Company, Mr. Woody delivers significant experience to our board of directors in terms of leadership, industry, operations, risk management, financial and strategic planning, as well as in-depth knowledge of our Advanced Wound Therapeutics and Regenerative Medicine businesses. Mr. Woody also possesses company board experience.

Information Concerning our Executive Officers
The following is information about our executive officers:

Name	Age	Position
Joseph F. Woody	49	Director, President and Chief Executive Officer
Thomas W. Casey	52	Executive Vice President, Chief Financial Officer
John T. Bibb	42	Executive Vice President, General Counsel and Secretary
Gaurav Agarwal	41	Group President, Businesses and Innovation
Peter W. Huntley	54	President of Emerging Markets
Laura Piccinini	45	President of Developed Markets
David E. Ball	56	Senior Vice President, Operations, Quality and Regulatory
William “Butch” F. Hulse IV	41	Chief Compliance Officer; Senior Vice President, Enterprise Risk Management
Gregory Kayata	53	Senior Vice President, Human Resources

Biographical information of our executive officers is set forth below:

Joseph F. Woody, the President and Chief Executive Officer of the Company, also serves as a Director of GP. Mr. Woody’s biographical information is set forth above under the caption “Information Concerning our Directors.”

Thomas W. Casey, joined Acelity in November 2014 and serves as the Company’s Executive Vice President, Chief Financial Officer. Mr. Casey has over 30 years of financial accounting, reporting, planning and analysis experience, which include nearly two decades of roles in senior leadership. Prior to joining Acelity in 2014, Mr. Casey served as Executive Vice President and Chief Financial Officer at Clear Channel from 2009 to 2013. Previously, Mr. Casey held various leadership positions with Washington Mutual and GE Financial Assurance. He began his career at Coopers & Lybrand.

John T. Bibb joined Acelity in 2003 and currently serves as Executive Vice President, General Counsel and Secretary. Mr. Bibb previously served as Associate General Counsel, Corporate, Securities, Mergers and Acquisitions and was promoted to his current role of General Counsel in April 2011. Prior to joining Acelity, Mr. Bibb practiced law at the law firms of Baker Botts, L.L.P. and Cox Smith Matthews Incorporated.

Gaurav Agarwal joined Acelity in December 2014 and serves as the Company’s Group President, Businesses and Innovation. In this role, Mr. Agarwal leads the strategic direction for Acelity’s Advanced Wound Therapeutics and Regenerative Medicine businesses, oversees Acelity’s innovation pipeline, product portfolio strategy and execution, and leads the Company’s North American commercial operations. Mr. Agarwal has nearly 20 years of global business management experience in the healthcare industry. Prior to joining Acelity, he served as President, Orthopaedic Reconstruction for the Advanced Surgical Devices Division at Smith & Nephew from 2012 to 2014 and prior to that served in the roles of Chief Operating Officer and Senior Vice President of Advanced Surgical Devices Division at Smith & Nephew since 2010. Previously, Mr. Agarwal held various leadership positions with GE Healthcare.

Peter W. Huntley¸ joined Acelity in October 2013 and currently serves as President of Emerging Markets. Prior to that he served as our Senior Vice President, Systagenix. Mr. Huntley has more than 15 years of experience in the healthcare industry and was most recently Chief Executive Officer of Corin Group plc. Previously, Mr. Huntley was a member of the executive committee at Smith & Nephew for 10 years, where he was most recently Group Director, Indirect Markets.

Laura Piccinini, currently our President of Developed Markets, has more than 20 years of experience in the medical device industry. Prior to joining Acelity in February 2014 as Vice President, Core Markets, she served as Vice President, GM Medical Care Solutions Europe at Covidien since 2012. Prior to that, she served as President, Stryker, EMEA at Stryker from 2009 to 2012. Previously, Ms. Piccinini held various regional management roles with Tyco Healthcare International.

David E. Ball, our Senior Vice President, Operations, Quality and Regulatory, joined Acelity in May 2011. Prior to joining Acelity, Mr. Ball spent 30 years holding various leadership positions at GE, Hill-Rom and Harris Corporation. Most recently Mr. Ball served as Vice President and Global General Manager, Premium Business Segment, Surgical Imaging at GE Healthcare. During his tenure at GE, he led global R&D, quality, sustaining engineering and marketing teams focused on best-in-class surgical products as well as full FDA compliance.

William “Butch” F. Hulse IV, is our Chief Compliance Officer and Senior Vice President Enterprise Risk Management. In this role Mr. Hulse is responsible for the Company's global compliance program and risk management programs. Mr. Hulse joined Acelity in 2008 as Associate General Counsel with global responsibility for Acelity's litigation and dispute resolution functions, taking on additional responsibilities over time. Prior to joining Acelity, Mr. Hulse was a shareholder with the law firm Cox Smith Matthews Incorporated where his practice was devoted to complex commercial litigation.

Gregory Kayata, our Senior Vice President, Human Resources, has worked in human resources for nearly 30 years. Prior to joining Acelity in October 2014, Mr. Kayata spent eight years at Covidien plc, most recently as Vice President, Total Rewards. Previously, he spent 17 years at Invensys, now Schneider Electronics, in various human resources roles with increasing leadership responsibility.

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

The functions of the Audit Committee include the following: serving as an independent and objective party to monitor the Company’s financial reporting process and internal control system; reviewing the audit activities and performance of the Company’s independent accountants and internal auditors; and assisting the Board of Directors in its oversight of the Company’s compliance with legal and regulatory requirements and the integrity of the Company’s financial statements.

The current members of the Audit Committee are Steven Dyson, Erik Levy, and Jim Pittman. We do not have an “audit committee financial expert,” as that term is defined by SEC rules, however we feel each committee member’s background and financial sophistication is sufficient to fulfill the duties of the Audit Committee. In addition, the Audit Committee has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate.

Code of Ethics

Our Code of Ethics for Chief Executive and Senior Financial Officers can be found at www.acelity.com on the Investor Relations page. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of the Codes of Ethics for Chief Executive and Senior Financial Officers by posting such information on our website, at the address and location specified above.

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

Background

On November 4, 2011, KCI completed a transaction pursuant to which KCI was merged with an indirect subsidiary of Acelity (the “Merger”). In connection with the Merger, LifeCell, formerly a wholly-owned subsidiary of KCI, was promoted to be a sister corporation of KCI, such that each of KCI and LifeCell are now wholly-owned subsidiaries of Acelity. Acelity is a non-operating holding limited partnership controlled indirectly by the Sponsors and certain other co-investors. Unless otherwise noted, the terms “we,” “us,” “our,” or the “Company,” refers to Acelity and its subsidiaries.

Named Executive Officers

We will report compensation for the following executive officers for fiscal year 2014:

•	Joseph F. Woody, President and Chief Executive Officer

•	Thomas W. Casey, Executive Vice President and Chief Financial Officer

•	John T. Bibb, Executive Vice President and General Counsel

•	Laura Piccinini, President, Developed Markets

•	David E. Ball, Senior Vice President, Operations, Quality and Regulatory

•	Brian T. Busenlehner, Vice President and former Interim Chief Financial Officer

•	Robert P. Hureau, former Executive Vice President and Chief Financial Officer

•	Michael E. Mathews, former Senior Vice President, International, KCI

•	Philip M. Croxford, former Senior Vice President, LifeCell

Mr. Casey was hired as the Executive Vice President and Chief Financial Officer on November 11, 2014. Mr. Hureau resigned and left the Company on September 23, 2014. Mr. Mathews and Mr. Croxford separated from the Company on May 31, 2014 and September 24, 2014, respectively. On September 24, 2014, Ms. Piccinini was promoted to President, Developed Markets. Compensation for Mr. Busenlehner is disclosed because he was the interim Chief Financial Officer after Mr. Hureau left the Company.

Compensation Philosophy and Objectives

Our executive compensation program is designed to be competitive and efficient and to attract, retain and motivate highly qualified executive talent, while appropriately aligning executive incentives with Company and shareholder objectives. To accomplish this, compensation paid to executive officers is designed to align compensation rewards with our financial performance, the individual performance of the executive officer, and the competitive industry compensation norms. Our executive compensation programs are designed to encourage appropriate and acceptable levels of risk-taking by management in furtherance of the Company’s short-term and long-term strategic plans to increase shareholder value.

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

Compensation Oversight and Process

Executive compensation and related issues are administered by the compensation committee of Chiron Holdings GP, Inc., the general partner of Chiron Guernsey Holdings L.P. Inc., the parent of Acelity (the “compensation committee”).

The compensation committee operates under a written charter adopted by our Board of Directors (the “Board”) and has responsibility for discharging the responsibilities of the Board relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. The compensation committee oversees our executive compensation practices and is responsible for review and oversight of our compensation plans and policies, the annual review of all executive officer compensation, administration of our equity plans, and the approval of equity grants to executive officers. The compensation committee meets at least quarterly in person and periodically approves and adopts, or makes recommendations to the Board for, matters relating to compensation, including the approval of equity grants to employees. The compensation committee engages the services of independent outside advisors.

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

Throughout 2014, Towers Watson, an independent consultant on executive compensation (the “compensation consultant”), provided the compensation committee with assistance in analyzing the Company’s compensation strategy, including generating data discussed under the sections entitled “Peer Group” and “Competitive Market Surveys” below. The compensation consultant was directed by the compensation committee to identify trends in executive compensation, assist the compensation committee with the determination of pay programs, assess competitive pay levels and mix (e.g., proportion of base salary to incentive pay, proportion of annual incentives to long-term incentives, and benefits), and advise the compensation committee on establishing appropriate compensation levels for our named executive officers. Towers Watson was retained and directed by the compensation committee and did not provide additional services to the Company or management during 2014.

Compensation Committee Interlocks and Insider Participation

The following directors of Chiron Holdings GP, Inc. served as members of our compensation committee during fiscal year 2014: William J. Gumina (Chairman), Timothy E. Guertin, Erik Levy and Jim Pittman. During fiscal year 2014, no members of the compensation committee were officers or employees of the Company or any of its subsidiaries. During fiscal year 2014, none of our executive officers served on the Board or compensation committee of another entity, one or more of whose executive officers served as a member of our Board or compensation committee.

Risk Oversight

The role of the Board and its committees in the risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic and reputational risks. The Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable the Board to understand our risk identification, risk management, and risk mitigation strategies.

The audit committee has responsibility for oversight of our internal audit function and receives regular updates from management on risk management initiatives undertaken by the Company. The audit committee provides the Board with regular updates on our enterprise risk management programs and any significant changes in identified risks and changes in risk management programs. The compliance committee assists the audit committee in its periodic review of our compliance with laws and regulations and the results of internal compliance programs. The compensation committee, with input from the audit and compliance committees, conducts periodic reviews of our incentive compensation arrangements and practices to assess the extent to which such arrangements and practices encourage excessive risk-taking behavior by executive officers and employees. The review takes into account the degree to which our incentive plans match our business strategy and shareholder interests, upside limits or controls on maximum payouts, the balance of performance measures in plans, and the Board’s ability to make changes in the plan as necessary. Based on the compensation committee’s reviews and input, we believe the design of the Company’s compensation plans and programs for our employees will not create risks that would have a material adverse effect on the Company and do not have a reasonable probability of motivating excessive risk-taking that could have a material adverse effect on the Company. The compensation committee is authorized to alter or recommend to the Board alterations to incentive compensation arrangements as necessary to manage appropriate risk-taking behavior.

The charters for the audit committee, the compliance committee, and the compensation committee provide that each of the committees may meet with management, consultants and advisors as each committee deems appropriate. The committees also receive and review reports from management with respect to the applicable risk exposures of the Company. When a committee receives a report from management, the committee chair routinely reports to the full Board on identified risk exposures. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships that are addressed by each committee.

Peer Group

The compensation committee compares our compensation elements against a peer group of medical device and other companies with size and growth characteristics similar to the Company based upon data and recommendations from the compensation consultant. The compensation committee annually evaluates the peer group and will make changes to the peer group from time to time, as it deems appropriate. For 2014, there are no changes to the peer group from 2013. The companies comprising our 2014 peer group are:

CareFusion Corporation	Hospira, Inc.
C.R. Bard, Inc.	IDEXX Laboratories, Inc.
Dentsply International, Inc.	ResMed Inc.
Edwards Lifesciences Corporation	Teleflex Incorporated
Haemonetics Corp.	Varian Medical Systems, Inc.
Hanger Inc.	Hill-Rom Holdings Inc.
Hologic Inc.	Zimmer Holdings, Inc.

Competitive Market Surveys

Typically, the compensation committee obtains compensation market analyses on an annual basis from the compensation consultant in order to understand the competitive positioning of our executive pay practices and to assist with the committee's determinations on the appropriate level and mix of executive compensation. The market analyses include a review of proxy disclosure information from our competitive peer group and three survey sources that reflect the life sciences, medical products, and general industry segments, updated to estimate compensation levels as of March 1, 2014 by 3.0% per year. All compensation survey information is derived from our compensation consultant. All 2013 survey data was sized to best approximate our revenue of $1.7 billion, giving us results that are appropriate for our revenue size among our peer and industry group.

Elements of Compensation

We seek to reward executive officers for measurable results in meeting and exceeding objectives and to reinforce a sense of ownership, entrepreneurial spirit and long-term shareholder value. Consistent with this philosophy, we use multiple components of executive compensation, with an emphasis on variable compensation and long-term incentives. The Company’s performance-based compensation elements are guided by the compensation committee’s long term objectives of maintaining market competitiveness and retention value, while recognizing current performance. The Company’s target pay philosophy positions total compensation for its executive officers between the 50th and 75th percentiles of market. The main elements of our compensation for executive officers are base salary, annual incentive bonus, long-term incentives, and benefits, as discussed in more detail in the following paragraphs. Actual compensation may fall outside that range based on a variety of factors, including individual performance, additional responsibilities and length of tenure in a particular position. Our long-term incentive grants are typically larger than annual ongoing grants when compared to the market because the Company’s practice is to grant long-term incentive awards only upon a new hire or promotion and not on an annual basis. The Company believes that all named executive officers are appropriately compensated based on their roles in the organization and against benchmark market data. The main elements of our compensation for executives are base salary, annual incentive bonus, long-term incentives, and benefits, as discussed in more detail in the following paragraphs.

Executive Base Salaries

Executive base salary levels are set to be competitive, with reference to the market analyses obtained by the compensation committee. Base salary for each executive officer is generally targeted to approximate the 50th percentile of market for comparable positions based on the benchmark data, taking into account the competitive environment and the experience and accomplishments of a particular executive officer. There may be situations where specialized knowledge, skills or accomplishments are recognized in which this goal can be exceeded. The base salary levels of our named executive officers also reflect a combination of other factors including the named executive officer’s position and responsibilities, experience, specific competencies, comparable salaries of our other executive officers, our overall annual budget for merit increases and the named executive officer’s individual contributions to our performance. Base salary is an element of compensation used to determine the annual incentive bonus (as a percentage of salary) for the named executive officers. The weight given to each of these factors varies by the individual named executive officer, as the compensation committee deems appropriate. Formal performance reviews of the Chief Executive Officer are completed by the Board, and the Chief Executive Officer completes reviews for all other executive officers. Performance reviews are conducted annually to assess these factors, along with the market data obtained by the compensation committee. Based on the performance reviews, the compensation committee approves and adopts, or makes recommendations to the Board for adjustments to executive base salaries, which are typically made effective on April 1 of each year. Assessment of each executive officer’s individual performance includes consideration of the executive officer’s contributions to Company financial performance and Management by Objectives, as well as judgment, creativity, effectiveness in leading and developing subordinates, execution capability, contributions to improvements in the quality of our products, services and operations, and consistency of behavior with our guiding principles.

Joseph F. Woody was hired as President of KCI's former Active Healing Solutions business unit in November 2011 and was promoted to the position of President and Chief Executive Officer of KCI in January 2012. He assumed the role of interim Chief Executive Officer for LifeCell in April 2013 and was promoted to the role of President and Chief Executive Officer for the combined organization of KCI, LifeCell and Systagenix in September 2013. Mr. Woody's base salary in 2012 was $625,000. Effective January 1, 2013, the compensation committee authorized an annual base salary increase from $625,000 to $825,000 for Mr. Woody, which placed him between the 25th and 50th percentile, based on market analyses provided by the compensation consultant. Effective March 24, 2014, the compensation committee authorized a base salary increase from $825,000 to $862,000 for Mr. Woody, which placed him at approximately the 50th percentile of the market based on the market data provided by the compensation consultant.

In 2014, the annual base salaries for Mr. Casey, Mr. Bibb, Ms. Piccinini, Mr. Ball, Mr. Hureau, Mr. Mathews and Mr. Croxford each approximated the 50th percentile of the market data provided by the compensation consultant. Effective March 24, 2014, the compensation committee authorized an annual base salary increase of 3.5% for Mr. Bibb, Mr. Croxford, and Mr. Hureau based on strong performance in 2013. Mr. Mathews did not receive an annual base salary increase in 2014. Ms. Piccinini received a 3.6% annual base salary increase in connection with her promotion to President, Developed Markets in September 2014. Mr. Ball received an 11% annual base salary increase due to his expanded role as the Senior Vice President of Operations, Quality and Regulatory from his previous role of Senior Vice President, Quality and Operations. In his role as the Vice President and interim Chief Financial Officer, Mr. Busenlehner’s annual base salary is below the 25th percentile of the market data, but this was expected in light of the short-term, temporary assignment. All of these comparisons were within an expected range of the targeted percentile of the market, and were established in light of individual roles, responsibility levels and relative experience in each role.

Annual Incentive Bonus for Executive Officers

Our annual incentive bonus program is designed to focus the attention of each executive officer on goals and activities that are critical to our success. The compensation committee sets the corporate financial performance targets and personal objectives for the Chief Executive Officer and for other executive officers based on recommendations from the Chief Executive Officer and Human Resources. These performance targets and objectives are designed to encourage strong annual financial results and to increase long-term shareholder value. The Annual Incentive Bonus Guidelines (the “AIB”) are pre-established by the compensation committee each year and communicated to the Company’s executive officers. However, pursuant to the terms of the AIB, the compensation committee retains the discretion to award some, all, or none of the bonuses described in the guidelines, depending on certain factors.

Target bonuses (as a percentage of base pay) for each named executive officer, when established, were generally targeted to approximate the 50th to 75th percentile of market for comparable positions based on the benchmark data provided by the compensation consultant. This targeting is designed to create a “pay-at-risk” annual compensation profile. Based on this market analysis, in 2014 target bonus for Mr. Woody, Mr. Bibb, Mr. Ball, Mr. Hureau, and Mr. Mathews for 2014 were in the 25th, 75th, 50th, 50th, and 50th percentile, respectively. Target bonus for Mr. Croxford was between the 50th and 75th percentile compared to market data. Ms. Piccinini was eligible to receive a pro rated bonus to reflect her 2014 target bonus of 50%, which was in effect until she assumed the President, Developed Markets role in September 2014, at which point her target bonus was increased to 70% for the balance of 2014, putting her target bonus in the 50th percentile compared to market data for that position. Mr. Busenlehner was eligible to receive a pro rated bonus to reflect his target bonus of 35%, which was increased to 80% for the period of time during which he served as interim Chief Financial Officer. Mr. Casey was not eligible to receive a 2014 bonus due to his November 2014 start date with the Company. The amount of the bonus actually paid was not determined with reference to the market data but rather with regard to the realization of the Company objectives and personal objectives described below.

The 2014 AIB was designed to reward participants for their contributions to the Company’s achievement of established financial goals through assignment to a set of specific financial metrics based on the primary business unit their role supported. These sets of financial metrics consisted of certain financial performance targets for revenue, earnings before interest, taxes, depreciation, and amortization (“EBITDA”), and cash flows. AIB for our named executive officers was based on either a consolidated set of metrics defined as the consolidated revenue, EBITDA and cash flows of the three business units (the “Consolidated Corporate Metric”) or, in the case of Ms. Piccinini, a set of metrics based upon KCI revenue and EBITDA (“KCI Metric”) plus a metric calculated based on the Consolidated Corporate Metric. Metric scores are based on actual achievement as measured against the established financial performance targets (“Financial Metric Attainment”). The compensation committee retains discretion under the AIB to adjust actual results by removing the impact of foreign currency exchange rate fluctuations and unusual items in the calculation of the metric scores. The 2014 AIB does not provide for bonuses if we fail to attain established minimums of performance versus target for certain performance targets as established under the guidelines and approved by the compensation committee. Those thresholds are between 90% and 97% of target depending on the particular performance metric. In addition, the financial metrics underlying the calculated earned payout are each subject to an overall cap of 200%.

A summary of the performance measures constituting the target financial metrics under the 2014 AIB is as follows (dollars in thousands):

	Consolidated Corporate Metric
Performance Measure	Target	Weighting
Consolidated revenue	$1,975,000	45%
Consolidated EBITDA	$794,000	40%
Consolidated cash flow	$154,000	15%

	KCI Metric
Performance Measure	Target	Weighting
KCI revenue	$1,286,000	35%
KCI EBITDA	$565,000	30%
Consolidated Corporate Metric		35%

A further assessment of each named executive officer’s individual performance (taking into account performance against personal objectives and other factors) is made and used as a multiple ranging from 0% to 150% (the “Individual Multiple”) and is applied to calculate the final bonus payout for each named executive officer. The Individual Multiple is a direct multiple of the calculated earned payout described above. The compensation committee establishes personal objectives for each executive based on recommendations by the Chief Executive Officer and the most senior Human Resources executive with a view towards primarily objective, metrically driven goals. However, some personal objectives by nature have a subjective component. As such, in selected instances, the compensation committee may exercise its discretion with respect to whether such subjective goals have been achieved and may adjust bonus calculations which may yield higher or lower bonus amounts than would result from a purely formulaic approach. In certain instances, the compensation committee may also determine to award no bonus, such as in the case of termination of employment of a named executive officer. In establishing corporate and individual objectives under the incentive bonus program, the compensation committee sets goals at levels it believes are significant but achievable with rigorous personal commitment. A named executive officer’s actual bonus is the product of his or her target bonus, the applicable Financial Metric Attainment and the Individual Multiple.

No executive officer will be entitled to any payments under the 2014 AIB until such executive officer’s award is approved by our compensation committee.

The table below summarizes the decisions of the Compensation Committee with regard to the annual performance bonuses for each named executive officer eligible to receive an annual incentive bonus for fiscal year 2014 pursuant to the 2014 AIB Mr. Casey, Mr. Hureau, Mr. Mathews, and Mr. Croxford were ineligible to receive a bonus pursuant to the 2014 AIB.

Name	Base Salary Rate ($)	Target Bonus (%)	Target Bonus ($)	Financial Metric Attainment (%)	Individual Multiple (%)	Actual Bonus (%)	Actual Bonus ($)
Joseph F. Woody	862,000	110%	948,200	22.9%	100%	25.2%	217,138
John T. Bibb	389,108	80%	311,287	22.9%	102%	18.7%	72,710
David E. Ball	400,155	60%	240,093	22.9%	108%	14.8%	59,380
Laura Piccinini(1)	350,794	64%	223,285	23.8%	105%	15.9%	55,799
Brian T. Busenlehner(2)	268,540	52%	140,009	22.9%	100%	11.9%	32,062

(1)
Ms. Piccinini’s annual base salary is pro rated based on her February 2014 start date with the Company, and her promotion to President, Developed Markets in September 2014. Her bonus plan Financial Metric Attainment is a pro rated blend of the Consolidated Corporate Metric and KCI Metric and target bonus percentages from above. Her base salary is reflected in U.S. dollars using a conversion rate of 1.33 U.S. dollars per Euro.

(2)	Mr. Busenlehner’s 2014 annual target bonus is pro rated to reflect his target bonus of 35%, which was increased to 80% for the period of time during which he served as interim Chief Financial Officer.

In calculating the Individual Multiple for each named executive officer under the 2014 AIB, the compensation committee considered the overall contribution of each named executive officer to the financial metrics together with each named executive officer’s accomplishment of his or her key personal objectives established for the 2014 fiscal year.

Mr. Woody’s individual performance was determined by the compensation committee in accordance with its annual CEO evaluation procedure, which included his own self-evaluation and an evaluation by each non-employee director of his overall performance and his contribution to the Company’s performance under the Consolidated Corporate Metric described above. As a result of this evaluation, the compensation committee assigned Mr. Woody the Individual Multiple of 100% set forth in the above table. The compensation committee based Mr. Woody’s Individual Multiple on his performance and accomplishments in 2014, including successfully leading the development and launch of the Company’s new branding initiative and execution on strategic objectives.

Mr. Bibb’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2014, including:
•supporting evaluation of, and negotiation of for, strategic transactions;
•supporting corporate development activities; and
•delivering favorable outcomes on key litigation activities.

The compensation committee determined that Mr. Bibb met or exceeded each of his objectives in assigning him the Individual Multiple set forth in the table above.

Ms. Piccinini’s individual performance was determined based on her contribution to the Company’s Consolidated Corporate Metric described above, together with her accomplishment of personal objectives for 2014, including:
•achieving specified financial targets for the Company’s business in Developed Markets; and
•achieving specified targets for new products in Developed Markets.

The compensation committee determined that Ms. Piccinini met or exceeded each of her objectives in assigning her the Individual Multiple set forth in the table above.

Mr. Ball’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2014, including:
•ensuring quality internal control environment with respect to manufacturing operations;
•supporting corporate development activities; and
•managing regulatory functions to achieve the Company’s performance targets.

The compensation committee determined that Mr. Ball met or exceeded each of his objectives in assigning him the Individual Multiple set forth in the table above.

Mr. Busenlehner’s individual performance was determined based on his contribution to the Company’s Consolidated Corporate Metric described above, together with his accomplishment of personal objectives for 2014, including:
•ensuring quality internal control environment with respect to financial operations ;
•supporting corporate development activities; and
•managing financial operations to achieve the Company’s financial performance targets.

The compensation committee determined that Mr. Busenlehner met or exceeded each of his objectives in assigning him the Individual Multiple set forth in the table above.

Executive Long-Term Incentives

Long-Term Incentives Summary Tables

Our long-term incentive (“LTI”) equity grant practices result in a significant portion of each named executive’s compensation being contingent on positive Company and individual performance. The following table illustrates the extent to which, over the last three fiscal years of the Company, named executive officer compensation has been comprised of such performance-based compensation.

In 2012, 2013 and 2014, our long-term incentive awards to named executive officers were structured as described in the table below. Please refer to the “2014 Summary Compensation Table” for detailed information regarding individual awards to the named executive officers in the applicable years.

Award Year	LTI Award Element	Percentage of LTI Award Value(1)	Percentage of Shares Subject to Award(2)	Vesting Schedule(3)
2012	Time-based Profits Interest Units	54%	50%	25% vest on the first anniversary of grant; the remainder vest over the next 36 months on a quarterly basis
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors’ multiple of invested capital upon the occurrence of certain defined exit events
2013	Time-based Profits Interest Units	54%	50%	25% vest on the first anniversary of grant; the remainder vest over the next 36 months on a quarterly basis
	Performance-based Profits Interest Units	46%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors’ multiple of invested capital upon the occurrence of certain defined exit events
2014	Time-based Profits Interest Units	53%	50%	25% vest on the first anniversary of grant; the remainder vest over the next 36 months on a quarterly basis
	Performance-based Profits Interest Units	47%	50%	Vesting, if any, determined based on achievement of certain performance targets based on the Sponsors’ multiple of invested capital upon the occurrence of certain defined exit events

(1)	As measured using the same factors and assumptions used in Footnote 4 to the “2014 Summary Compensation Table” below.

(2)	Calculated assuming vesting at target attainment.

(3)
Assumes no liquidity event or change in control occurs. In March 2013, Mr. Croxford received an award of profits interest units with the following time-based vesting schedule: 25% vest on the first anniversary of December 10, 2012, his employment start date; the remainder vest over the next 36 months on a quarterly basis.

Long-Term Incentive Program Design

On November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. (“GP”), in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc., approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (the “Equity Incentive Plan”). Named executive officers were eligible to participate in the Equity Incentive Plan, pursuant to which recipients of profits interest units are eligible to share in the value realized by the Company’s private owners upon the occurrence of a future liquidation event. The vesting of a portion of the profits interest awards depends on the achievement of certain performance conditions based on achieving certain levels of multiple of invested capital and are subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The compensation committee exercises judgment in determining the levels of profits interest unit awards, considering the competitiveness of the awards, relative job responsibilities, a named executive officer’s target cash and total compensation levels and an assessment of each named executive officer’s performance and potential, as well as retention considerations.

Long-Term Incentive Awards Description

Since 2011, long term incentive compensation grants have been comprised of profits interest units, with 50% of the profits interest awards vesting one-fourth on the first anniversary of the date of grant and equally on each quarterly anniversary thereafter, and the remaining 50% vesting at graduated levels upon the attainment of certain performance conditions established by GP. The performance conditions are based on achieving certain levels of multiple of invested capital (“MOIC”) and subject to the satisfaction of market conditions based upon the occurrence of a major liquidity event in the future. The performance awards vest one-third if 1.5 MOIC is reached, two-thirds if 2.0 MOIC is reached and 100% if 2.5 MOIC is reached. Each profits interest unit will be entitled to share in distributions to the extent that the aggregate distributions received in respect of an equity unit exceeds the value of such equity unit as of the date the applicable interest unit grant. The GP has the sole discretion to determine the timing of distributions and the aggregate amount available for distributions. Distributions to be made in respect of any unvested profits interest awards shall be deferred until the date, if any, on which such awards become vested, at which point the distributions will be made. Pursuant to the award agreements for profits interest unit awards issued under the Equity Incentive Plan and subject to continued employment through the date of the change in control (or if a change in control occurs within 105 days of a termination without “Cause” or a resignation for “Good Reason” (each, as defined in the Equity Incentive Plan)), all time vesting profits interest units not previously forfeited will vest upon the consummation of a change of control, and all performance vesting units vest as and when the applicable performance vesting conditions are satisfied.

In February 2014, the compensation committee awarded 1,138,952 profits interest units to Mr. Woody in connection with his promotion to President and Chief Executive Officer of the combined organization of LifeCell, Systagenix, and KCI in September 2013, which was rebranded as Acelity in September 2014. Ms. Piccinini received 250,000 profits interest units in February 2014 as a new hire long-term incentive grant and was awarded an additional 250,000 units in February 2015, in connection with her promotion to the President, Developed Markets role. In February 2014, the compensation committee awarded 200,000 profits interest units to Mr. Ball in connection with his expanded role as Senior Vice President, Operations, Quality, and Regulatory. Mr. Bibb, Mr. Busenlehner, Mr. Hureau, Mr. Mathews, and Mr. Croxford did not receive long term incentive compensation in 2014. Mr. Casey received 2,000,000 profits interest units in February 2015 as a new hire long-term incentive grant.

Other Benefits and Perquisites

We provide the named executive officers with health and welfare benefits that are available to all our employees. International plans may vary, but employees and executive officers generally participate in health and welfare programs designed to attract and retain employees in a competitive marketplace while providing protection against any hardships otherwise arising from an illness, disability or death. We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of our named executive officers, and strive to ensure that any other perquisites are limited in nature and value.

Along these lines, we also make available to our executive officers a limited amount of benefits and perquisites that the compensation committee believes are reasonable and consistent with the overall executive compensation program. These executive benefits and perquisites are intended to serve as part of a competitive total compensation program and to enhance the executive officer’s ability to efficiently perform his or her responsibilities and minimize distractions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. The named executive officers are provided with reimbursement for tax planning services. This amount is only available as a reimbursement, not as a guaranteed amount, and was limited in 2014 to an expenditure of $10,000 for our Chief Executive Officer and up to $5,000 for the other named executive officers. We also provide named executive officers with an annual executive physical exam, and this benefit was limited in 2014 to an expenditure of $2,500 for each of our named executive officers. The attributed costs of these personal benefits are included in the “All Other Compensation” column of the 2014 Summary Compensation Table below.

In 2014, the Company also provided relocation benefits to Mr. Woody, Mr. Hureau, and Mr. Croxford in an aggregate of $278,467, $27,474, and $19,920, respectively, in accordance with the Company’s executive relocation policies. Mr. Casey received a sign-on bonus of $100,000 in 2014. In connection with her offer letter, Ms. Piccinini received a sign-on bonus of $66,500. In March 2014, Ms. Piccinini was eligible for a payment of a special bonus of $66,500 and she is also eligible to receive a lump sum retention bonus of $75,000 and a corporate success bonus of $25,000 due to her region meeting the revenue forecast for the period of April 1, 2014 through December 31, 2014, subject to her continued employment with Acelity through March 18, 2015. The retention bonus was designed to incentivize her retention and continued performance and dedication following the announcement of the departure of Mr. Mathews, Senior Vice President, International. Ms. Piccinini received a housing allowance of $109,341 in 2014, pursuant to employment agreement. Ms. Piccinini and her family have had use of a company-provided car, and the Company paid $16,231 in leasing fees during 2014 on her behalf. Ms. Piccinini also received a pension contribution of $12,079 for 2014. Ms. Piccinini’s compensation, other benefits and perquisites are reflected in U.S. dollars using a conversion rate of 1.33 U.S. dollars to Euros. We paid health insurance premiums of $13,560 each for Mr. Ball and Mr. Busenlehner, $13,530 for Mr. Mathews, $12,804 for Mr. Bibb, and $11,111 for Mr. Hureau. Mr. Mathews received $547,151 in connection with his overseas assignment in 2014, and he received $160,880 for relocation expense reimbursement.

Termination Payments

We entered into severance arrangements with our named executive officers (by entering into employment and/or retention agreements) based on market practice as identified by the compensation consultant, which recognizes that senior executives are often unwilling to join and/or remain at a company without the assurance that they will be provided with a customary severance package if they are terminated by the Company other than for cause. The severance arrangements are designed with a view to ensuring our executive officers’ employment and preventing the distraction and loss of key employees which might otherwise occur in connection with rumored or actual fundamental corporate changes, and to promote retention despite the uncertainties of a contemplated or pending transaction. The compensation committee determined which particular events would trigger payment based on current market practice. These agreements have been structured with the terms and payout levels described below based on benchmark data provided by the compensation consultant. Please refer to the “Potential Payments Upon Termination or Change in Control,” below, for more information regarding potential payments upon termination.

Effective September 23, 2014, Mr. Hureau resigned from his position as Executive Vice President and Chief Financial Officer. Mr. Hureau remains subject to the Non-Disclosure and Non-Competition Agreement that he executed as a new hire employee, which contains a two-year post-termination non-competition covenant, a two-year post termination non-solicitation covenant, and a perpetual confidentiality provision. No separation payments were made to Mr. Hureau, and he is not otherwise entitled to severance or post-termination compensation from the Company under any arrangements.

Effective May 31, 2014, Mr. Mathews ceased to be the Senior Vice President, KCI International, and, in connection therewith, entered into a separation and release agreement that contained a general release of claims in favor of KCI, its affiliates and its subsidiaries. Mr. Mathews’ separation agreement also contains a two-year post-termination non-competition covenant, a two-year post termination non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Mr. Mathews’ obligations under the separation agreement, Mr. Mathews received certain accrued benefits and a lump sum cash termination payment in the amount of $662,666. In addition, he is eligible to receive reimbursement for COBRA premiums for a period of 12 months immediately following the date of the termination of his employment with the Company.

Effective September 24, 2014, Mr. Croxford ceased to be the Senior Vice President, LifeCell and in connection therewith, entered into a separation and release agreement that contained a general release of claims in favor of LifeCell, its affiliates and its subsidiaries. Mr. Croxford’s separation agreement also contains a two-year post-termination non-competition covenant, a two-year post-termination non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Mr. Croxford’s obligations under the separation agreement, Mr. Croxford received certain accrued benefits and a lump sum cash termination payment in the amount of $747,788. In addition, he is eligible to receive reimbursement for COBRA premiums for a period of 12 months immediately following the date of the termination of his employment with the Company.

Effect of Change in Control on Executive Compensation

Pursuant to the award agreements for profits interest unit awards issued under the Equity Incentive Plan (as defined in the section captioned “Executive Long-Term Incentives--Long-Term Incentive Awards Description”) and subject to continued employment through the date of the change in control (or if a change in control occurs within 105 days of a termination without “Cause” or a resignation for “Good Reason” (each, as defined in the Equity Incentive Plan)), all time vesting profits interest units not previously forfeited will vest upon the consummation of a change of control, and all performance vesting units vest as and when the applicable performance vesting conditions are satisfied.

None of the Company’s named executive officers are entitled to any tax gross-ups for any excise tax under Code Sections 280G and 4999.

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

Code Section 162(m) Policy

Code Section 162(m) limits us to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Internal Revenue Code. Code Section 162(m) no longer applies subsequent to the Merger.

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

This report is respectfully submitted by the compensation committee of the Board

William J. Gumina, Chairman
Timothy E. Guertin
Erik Levy
Jim Pittman

2014 Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during fiscal year 2014 for: (1) the individuals serving as our principal executive officers and principal financial officers during fiscal year 2014; and (2) the three other most highly compensated executive officers during fiscal year 2014, as well as two additional individuals who would have been among the three other most highly compensated executive officers but for the fact that the individuals were not serving as executive officers of the Company at the end of our last completed fiscal year (together, our “named executive officers”). In accordance with SEC rules, 2012 compensation is not presented for Messrs. Hureau and Croxford because they were not named executive officers in that year. 2012 and 2013 compensation is not presented for Messrs. Busenlehner, Casey, Bibb, Ball and Ms. Piccinini for that same reason. The 2014 Summary Compensation Table, Grants of Plan-Based Awards in 2014, and Outstanding Equity Awards at 2014 Fiscal Year-End table should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our program.

Name and Principal Position(1)	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compen- sation(6) ($)	Total ($)
Joseph F. Woody President and Chief Executive Officer	2014	857,062	—	—	1,731,207	217,138	289,847	3,095,254
	2013	825,000	—	—	1,125,131	772,497	79,282	2,801,910
	2012	625,000	—	—	34,932	748,440	210,783	1,619,155
Thomas W. Casey, Executive Vice President and Chief Financial Officer	2014	87,692	100,000	—	—	—	—	187,692
John T. Bibb, Executive Vice President and General Counsel	2014	387,670	—	—	—	72,710	22,504	482,884
David E. Ball, Senior Vice President, Operations, Quality and Regulatory	2014	392,848	500	—	304,000	59,380	23,505	780,233
Laura Piccinini, President Developed Markets(7)	2014	349,227	133,000	—	380,000	55,799	150,845	1,068,871
Brian T. Busenlehner, Vice President and former Interim CFO	2014	267,829	—	—	—	32,062	90,765	390,656
Robert P. Hureau, former Executive Vice President and Chief Financial Officer	2014	374,269	—	—	—	—	48,054	422,323
	2013	337,179	300,000	—	3,375,394	268,948	68,237	4,349,758
Michael E. Mathews, former SVP International, KCI	2014	171,453	—	—	—	—	1,392,687	1,564,140
	2013	412,169	—	—	—	175,102	1,153,291	1,740,562
	2012	200,000	165,900	—	775,000	111,739	415,459	1,668,098
Philip M. Croxford, former SVP, LifeCell	2014	326,167	—	—	—	—	779,877	1,106,044
	2013	405,949	125,000	—	1,651,235	283,275	36,231	2,501,690

(1)
The material terms of each named executive officer’s employment agreement or arrangement is described below, under the heading “Executive Officer Employment Agreements.” We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of the named executive officers and thus the applicable column was intentionally omitted from the table above.

(2)
The column “Salary” indicates the amount of base salary earned by the named executive officer during the fiscal year, inclusive of amounts deferred under the Company’s tax-qualified retirement plan. Since salary increases have historically occurred annually in April, the salaries presented in this column reflect three months at one annual salary rate and nine months at a different annual salary rate, except in the cases of promotions or job changes where the salaries are prorated.

(3)	Mr. Casey received a sign-on bonus, Mr. Ball received a spot award and Ms. Piccinini received a sign-on bonus of $66,500 and a special bonus of $66,500.

(4)
The columns “Stock Awards” and “Option Awards” indicate the aggregate grant date fair value of awards in the year they were granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). For a discussion of valuation assumptions, please see Note 10 of the notes to the consolidated financial statements for the year ended December 31, 2014. Please also refer to the “Grants of Plan-Based Awards in 2014” table below for additional information regarding equity awards granted in 2014.

(5)
In the column “Non-Equity Incentive Plan Compensation,” we disclose the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans, including our Annual Incentive Bonus Guidelines, or AIB, as further described in the section captioned “Annual Incentive Bonus for Executive Officers.” Whether an award is included with respect to any particular fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, our AIB awards are annual awards and the payments under those awards are made based upon the achievement of financial results and personal objectives measured as of December 31 of each fiscal year; accordingly, the amount we report for AIB corresponds to the fiscal year for which the award was earned even though such payment was made after the end of such fiscal year. We expect the bonuses for the 2014 fiscal year will be paid in the first quarter of 2015. The annual incentive bonus payment calculations are based on the base salaries in effect as of April 1, 2014, except in the cases of promotions or job changes that occur during the year where the bonuses are prorated.

(6)	In the column “All Other Compensation,” we disclose for 2014:

•	An aggregate of $278,467 in relocation benefits provided to Mr. Woody of which $116,817 was a relocation reimbursement gross-up;

•	An aggregate of $27,474 in relocation benefits provided to Mr. Hureau;

•	An aggregate of $19,920 in relocation benefits provided to Mr. Croxford, $747,788 in connection with his termination of employment and $3,341 for COBRA reimbursement;

•	An aggregate of $125,572 in housing and automobile allowances paid to Ms. Piccinini;

•	Mr. Mathews in 2014 received $547,151 in connection with his overseas assignment, $160,880 for relocation and $662,666 in connection with his termination of employment.

•	An amount of $67,500 for Mr. Busenlehner for his interim assignment as Chief Financial Officer.

•
Our contributions to the Company’s retirement plans, $8,000 each for Mr.Woody, Mr. Hureau, Mr. Croxford, Mr. Mathews, Mr. Bibb, Mr. Ball, and Mr. Busenlehner. Ms. Piccinini received $12,079 in retirement contributions for 2014.

•
We paid life insurance premiums of $1,104 each for Mr. Woody, Mr. Bibb, and Mr. Ball, $828 each for Mr. Croxford and Mr. Hureau, $460 for Mr. Mathews, and $864 for Mr. Busenlehner. We paid $7,005 for Ms. Piccinini’s life insurance premiums.

•
We paid health insurance premiums of $13,560 each for Mr. Ball and Mr. Busenlehner, $13,530 for Mr. Mathews, $12,804 for Mr. Bibb, and $11,111 for Mr. Hureau. Ms. Piccinini received $6,189 in health insurance premiums. We paid dental insurance premiums of $776 each for Mr. Ball and Mr. Busenlehner, $602 for Mr. Hureau, and $596 for Mr. Bibb. We paid vision premiums of $65 each for Mr. Ball and Mr. Busenlehner, and $39 for Mr. Hureau. The personal benefits paid to these named executives exceeded the aggregate value of $10,000.

(7)	Ms. Piccinini’s compensation is reflected in U.S. dollars using a conversion rate of 1.33 U.S. dollars to Euros.

In accordance with SEC regulations, we report use of corporate resources by our executive officers as a perquisite or other personal benefit unless it is “integrally and directly related” to the performance of the executive’s duties. SEC rules require us to report this and other perquisites at our aggregate incremental cost. The amounts shown include the value of perquisites and other personal benefits to a named executive only if the aggregate value exceeded $10,000. Where we do report perquisites and other personal benefits for a named executive, we quantify each perquisite or personal benefit only if it exceeds the greater of $25,000 or 10% of the total amount of perquisites.

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

Joseph F. Woody. In November 2011, Mr. Woody executed an employment agreement with KCI providing for his employment as the Global President of Active Healing Solutions business unit of KCI. Under his employment agreement, Mr. Woody’s annual base salary in 2012 was $625,000, subject to annual review and increase by KCI. For 2011, Mr. Woody received a one-time signing bonus of $804,000 and $58,219 as a pro-rated portion of his annual performance-based bonus, which is a target of 100% of his annual base salary. His annual base salary changed from $625,000 to $825,000 effective January 1, 2013 based on competitive position and strong performance. In October 2014, Mr. Woody executed an amended and restated employment agreement. Pursuant to the terms of his amended agreement, his employment term is extended to November 11, 2018, his annual base salary is $862,000, and his target bonus percentage is 110%. Mr. Woody is also eligible for severance benefits, subject to his execution of a release of claims and compliance with certain restrictive covenants, pursuant to the terms of his amended and restated employment agreement, in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control” below.

Thomas W. Casey. In November 2014, Mr. Casey executed a written offer letter with KCI USA, Inc. providing for his employment as Executive Vice President, Chief Financial Officer of Acelity. Pursuant to his offer letter, Mr. Casey’s annual base salary in 2014 was $600,000. Due to his start date with the Company, he was not eligible to receive an annual performance-based bonus pursuant to KCI’s AIB for 2014. Mr. Casey’s target bonus for 2015 is 80% of his annual base salary. For 2014, Mr. Casey also received a one-time signing bonus of $100,000, which was payable thirty days from his employment date, and perquisites consisting of up to $5,000 per year for tax planning assistance and $2,000 per year for a physical exam. Mr. Casey’s offer letter also provided for the issuance of 2,000,000 profits interest units pursuant to the Equity Incentive Plan upon approval by the compensation committee, which approval was granted in February 2015.The offer letter also contemplates the execution of a retention agreement with Mr. Casey as further described in “Potential Payments Upon Termination or Change in Control” below.

John T. Bibb.  KCI entered into an employment offer letter dated April 7, 2011 with John Bibb to serve as Senior Vice President and General Counsel of KCI. The offer letter provides for at-will employment with no fixed term of employment, an annual base salary of $340,000, a discretionary incentive bonus opportunity with a target bonus value equal to 60% of Mr. Bibb's annual base salary, and perquisites consisting of up to $5,000 per year for tax planning assistance and $2,000 per year for a physical exam. As of March 24, 2014, Mr. Bibb’s annual base salary is $389,108, and his target bonus percentage is 80%. Mr. Bibb is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with the Company, as discussed in “Potential Payments Upon Termination or Change in Control” below.

Laura Piccinini. In August 2013, Ms. Piccinini executed a written employment agreement with KCI Medical S.r.l. providing for her employment as Vice President, Core Markets commencing in February 2014. Ms. Piccinini’s base salary in February 2014 was €280,000, and she was also eligible to receive an annual performance-based bonus pursuant to KCI’s AIB. Ms. Piccinini’s target bonus for 2014 was 35% of her annual base salary. Ms. Piccinini also received a signing bonus of €50,000, which was payable thirty days from her employment date. In March 2014, Ms. Piccinini was promoted to Vice President, Europe, Australia and New Zealand. In connection with her March 2014 promotion, Ms. Piccinini’s annual base salary was increased to €290,000 and her target bonus was increased to 50% of her annual base salary. In March 2014, Ms. Piccinini also executed a stay bonus agreement with Kinetic Concepts, Inc. providing for the payment of a retention bonus of $75,000 in the event she remained employed with KCI through March 18, 2015, and a further success bonus of $25,000 if KCI met a regional, financial performance target for 2014. In October 2014, Ms. Piccinini executed an amendment letter to her employment agreement in connection with her promotion to President of Developed Markets. Pursuant to her October 2014 amendment letter, effective as of September 24, 2014, Ms. Piccinini’s target bonus was increased to 70% of her annual base salary. Ms. Piccinini is entitled to receive notice, or payment in lieu thereof, and a severance payment pursuant to applicable Italian labor law, in the event her employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control” below.
David E. Ball. In 2011, Mr. Ball executed a written offer letter with KCI USA, Inc. providing for his employment as COO- Active Healing Solutions, a former business unit of KCI. Pursuant to his offer letter, Mr. Ball’s annual base salary was $315,000, and he was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB with a target bonus of 40% of his annual base salary. As of March 24, 2014, Mr. Ball’s base salary was $400,155, and his target bonus for 2014 was 60% of his annual base salary. Mr. Ball is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with the Company, as discussed in “Potential Payments Upon Termination or Change in Control” below.
Brian T. Busenlehner. In 2005, Mr. Busenlehner executed a written offer letter with KCI USA, Inc. providing for his employment in the Company’s Internal Audit department. Since 2007, he has served as the Company’s Vice President, Corporate Controller. As of March 24, 2014, Mr. Busenlehner’s base salary was $268,540, and he was also eligible to receive an annual performance-based bonus pursuant to the Company's AIB. Mr. Busenlehner’s target bonus for 2014 was 35% of his annual base salary, which was increased to 80% for the time period during which he served as the Company’ s interim Chief Financial Officer. Mr. Busenlehner is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with the Company, as discussed in “Potential Payments Upon Termination or Change in Control” below.
Robert P. Hureau. In March 2013, Mr. Hureau executed a written offer letter with KCI providing for his employment as Executive Vice President, Chief Financial Officer. Pursuant to his offer letter, Mr. Hureau’s annual base salary was $500,000, and he was also eligible to receive an annual performance-based bonus pursuant to KCI’s AIB. Mr. Hureau’s target bonus for 2014 was 80% of his annual base salary, which would have been be pro-rated based on his service with KCI in 2014. For 2013, Mr. Hureau also received a one-time signing bonus of $300,000. Mr. Hureau was also eligible for severance benefits in the event his employment was terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control” below. Mr. Hureau resigned from the Company in September 2014 and became subject to certain restrictive covenants pursuant to the terms of his Non-Disclosure and Non-Competition Agreement.

Michael E. Mathews. In July 2012, Mr. Mathews joined KCI as Senior Vice President, International, and in August 2012, Mr. Mathews executed a global assignment agreement with KCI providing for his relocation overseas. His salary changed from $400,000 to $412,000 effective April 1, 2013, reflecting a merit increase. Mr. Mathews was also eligible to receive an annual performance-based bonus pursuant to KCI’s AIB. Mr. Mathews’s target bonus for 2013 was 70% of his annual base salary. Pursuant to his agreement, Mr. Mathews also received a monthly housing allowance up to £10,000 per month during his assignment in the United Kingdom, an annual allowance of $32,000, which represents the goods and services differential between the United Kingdom and the United States, work permits and schooling costs for dependents, a monthly car allowance of £1,100, and a tax true-up amount so that Mr. Mathews was only required to pay taxes on his compensation that he would have paid had he been located in the United States. In connection with his relocation, Mr. Mathews was entitled to relocation benefits for moving his household effects and family to and from the UK for the assignment in accordance with the Company’s moving and relocation policy as in effect from time to time. Mr. Mathews was also eligible for severance benefits and became subject to certain restrictive covenants upon the termination of his employment in May 2014 as discussed in “Potential Payments Upon Termination or Change in Control” below.

Philip M. Croxford. In November 2012, Mr. Croxford executed a written offer letter with LifeCell providing for his employment as Senior Vice President, Commercial. Mr. Croxford’s base salary in December 2012 was $395,000, and he was also eligible to receive an annual performance-based bonus pursuant to LifeCell’s AIB. Mr. Croxford’s target bonus for 2013 was 60% of his annual base salary. In October 2013, Mr. Croxford executed a written offer letter with KCI in connection with his promotion to Senior Vice President, LifeCell. Pursuant to his October 2013 offer letter, Mr. Croxford’s base salary for 2013, effective as of September 30, 2013, was $425,000, and his target bonus was increased to 70% of his annual base salary. For 2013, pursuant to his November 2012 offer letter, Mr. Croxford also received a contingent signing bonus of $130,000 of which $80,000 was payable thirty days from his employment date and $50,000 was payable after his one year anniversary date, provided that he was performing satisfactorily. In May 2013 Mr. Croxford executed a stay bonus agreement with LifeCell providing for the payment of a retention bonus of $37,500 in the event he remained employed with LifeCell through December 31, 2013, and for a further success bonus of $37,500 if LifeCell met a financial performance target for 2013. Mr. Croxford was also eligible for severance benefits and became subject to certain restrictive covenants upon the termination of his employment in September 2014 as discussed in “Potential Payments Upon Termination or Change in Control” below.

Grants of Plan-Based Awards in 2014

The following table provides information concerning awards in 2014.

		Estimated Future Payouts Under Non Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Stock Unit Awards			Option Awards: Number of Securities Underlying Options(3) (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date	Threshold(2) ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph F. Woody(5)		—	948,200	1,896,400	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	1,138,952	—	1,731,207
Thomas W. Casey(6)		—	—	—	—	—	—	—	—	—
John T. Bibb(7)		—	311,287	622,574	—	—	—	—	—	—
David E. Ball(8)		—	240,093	480,186	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	200,000	—	304,000
Laura Piccinini(9)		—	223,285	446,570	—	—	—	—	—	—
	2/25/2014	—	—	—	—	—	—	250,000	—	380,000
Brian T. Busenlehner(10)		—	140,009	280,018	—	—	—	—	—	—
Robert P. Hureau(11)		—	—	—	—	—	—	—	—	—
Michael E. Mathews(12)		—	—	—	—	—	—	—	—	—
Philip Croxford(13)		—	—	—	—	—	—	—	—	—

(1)
These columns report the range of potential amounts pursuant to awards under non-equity incentive plans, including our AIB. 2014 AIB Bonus amounts are reported in the 2014 Summary Compensation Table under “Non-Equity Incentive Plan Compensation.” We expect the bonuses for the 2014 fiscal year will be paid in the first quarter of 2015.

(2)	The 2014 AIB does not provide for a threshold payout; therefore, this column is left blank intentionally.

(3)	Awards made in 2014 were profits interest units granted pursuant to the Equity Incentive Plan with a distribution threshold of $8.11 per unit.

(4)	This column reports the FASB ASC Topic 718 value of profits interest units granted during 2014.

(5)	Mr. Woody is eligible to receive a 2014 bonus based on a target bonus of 110% of his 2014 salary.

(6)	Mr. Casey is not eligible receive a 2014 bonus based on his hire date of November 10, 2014.

(7)	Mr. Bibb is eligible to receive a 2014 bonus based on a target bonus of 80% of his 2014 annual base salary.

(8)	Mr. Ball is eligible to receive a 2014 bonus based on a target bonus of 60% of his 2014 annual base salary.

(9)
Ms. Piccinini is eligible to receive a pro rated bonus based on her hire date in February 2014, which reflected her target bonus of 50%, which was increased to 70% when she assumed the role of President, Developed Markets in September 2014. Ms. Piccinini’s compensation is reflected in U.S. dollars using a conversion rate of 1.33 U.S. dollars per Euro.

(10)
Mr. Busenlehner is eligible to receive a pro rated bonus to reflect a target bonus of 80% which was in effect while he served in the interim CFO role. Mr. Busenlehner’s target bonus for the remainder of 2014 was 35%.

(11)	Mr. Hureau is not eligible to receive a 2014 bonus due to his September 2014 resignation.

(12)	Mr. Mathews is not eligible to receive a 2014 bonus due to his May 2014 separation from the Company.

(13)	Mr. Croxford is not eligible to receive a 2014 bonus due to his September 2014 separation from the Company.

Material Terms of Plans that Govern Share-Based Awards

On November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc., approved the Equity Incentive Plan, as further described in the section captioned “Executive Long-Term Incentives--Long-Term Incentive Program Design.” At the time of plan adoption, the maximum aggregate number of profits interest units available for awards under the Equity Incentive Plan was 23,352,535, subject to adjustment as provided for in the plan. In July 2012, the limited partnership agreement of Chiron Guernsey Holdings L.P. Inc. was amended to allow for a maximum of 23,641,333 profits interest units available for awards under the Equity Incentive Plan. The vesting terms and expiration of each award shall be fixed by the compensation committee. The distribution threshold for awards granted under this plan is established by the compensation committee, which shall not be less than an amount equal to the fair market value of a limited partnership unit as of such date. “Fair Market Value” means the fair market value per limited partnership unit as determined by the compensation committee in good faith based upon the amount such limited partnership unit would have received as a distribution in the event of a liquidation of the limited partnership as of the date of determination, provided that, for the avoidance of doubt, no valuation discount (including for lack of marketability or minority interest) shall be taken into account when such determination is made.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table provides information concerning unexercised profits interest units and equity incentive plan awards for each named executive officer outstanding as of the end of 2014. Each outstanding award is represented by a separate row, which indicates the number of securities underlying the award.

For profits interest unit awards, the table below discloses the distribution threshold and the expiration date.

The value of the profits interests unit awards granted in 2014 are $1.62 per unit for the time-based portion and $1.42 per unit for the performance-based portion. The value of the profits interests unit awards for 2013 are $2.30 per unit for the time-based portion and $1.98 per unit for the performance-based portion. The value of the profits interests unit awards for 2011 and 2012 are $1.33 per unit for the time-based portion and $1.15 per unit for the performance-based portion. The valuation is based on FASB ASC Topic 718. The potential future value of the profits interests awards are directly related to the multiple on invested capital (“MOIC”) received in a change in control transaction.

	Option Awards(1)					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	Option Exercise Price ($)	Option Expiration Date(4)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph F. Woody(5)	929,701	214,547	1,144,248	5.00	—	—	—	—	—
	11,444	2,641	14,085	5.00	—	—	—	—	—
	115,010	147,871	262,881	7.49	—	—	—	—	—
	—	569,476	569,476	8.11	—	—	—	—	—
Thomas W. Casey	—	—	—	—	—	—	—	—	—
John T. Bibb	535,080	123,480	658,560	5.00	—	—	—	—	—
	6,587	1,520	8,107	5.00	—	—	—	—	—
David E. Ball	187,278	43,218	230,496	5.00	—	—	—	—	—
	2,305	532	2,837	5.00	—	—	—	—	—
	—	100,000	100,000	8.11	—	—	—	—	—
Laura Piccinini	—	125,000	125,000	8.11	—	—	—	—	—
Brian T. Busenlehner	80,262	18,522	98,784	5.00	—	—	—	—	—
	14,323	6,511	20,834	5.00	—	—	—	—	—
	988	228	1,216	5.00	—	—	—	—	—
Robert P. Hureau(6)	246,451	—	—	7.49	—	—	—	—	—
Michael E. Mathews(6)	16,380	—	—	5.00	—	—	—	—	—
	547	—	—	5.00	—	—	—	—	—
Philip M. Croxford(6)	192,901	—	—	7.28	—	—	—	—	—
(1) Amounts listed are profits interest units with the distribution threshold indicated in the “option exercise price” column.
(2) Vesting for awards are 50% time-based and 50% performance-based. Generally, the time-based portion vests 25% one year after the date of grant the remaining 75% vests quarterly in equal amounts over the next 36 months so that vesting is 100% complete in 4 years. In March 2013 Mr. Croxford received an award of profits interest units with the following time-based vesting schedule: 25% vest on the first anniversary of December 10, 2012, his employment start date; the remainder vest over the next 36 months on a quarterly basis.
(3) Vesting for awards are 50% time-based and 50% performance-based. The performance portion vests one third if “MOIC” reaches 1.5x, two thirds if MOIC reaches 2.0x and 100% if MOIC reaches 2.5x where x is the original invested capital in the Merger. The performance-based portion also requires an event where the current owners receive payment such as in a change in control, public offering, or leveraged recapitalization.
(4) Profits interest units have no expiration date.
(5) Mr. Woody received 208,045 profits interest units with a distribution threshold of $5.00 that were fully vested and nonforfeitable on the date of grant.
(6) Messrs. Hureau, Mathews and Croxford forfeited all unvested profits interest units upon their separation from the Company.

Option Exercises and Stock Vested in 2014

The following table provides information concerning exercises of stock options and awards issued pursuant to the Equity Incentive Plan which vested during 2014 on an aggregate basis. The table reports the number of securities for which the options were exercised and for which stock awards vested, and the aggregate dollar value realized upon exercise of options and vesting of stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael E. Mathews(1)	—	$482,071	—	—
(1) In 2014, the Company exercised its call right with respect to 160,156 of Mr. Mathews’ vested profits interest units at $3.01 per unit.

Pension Benefits and Nonqualified Deferred Compensation

We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of our named executive officers.

Potential Payments Upon Termination or Change in Control

The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2014 (other than for Messrs. Hureau, Mathews, and Croxford, whose actual compensation payable in connection with their separation, if any, is described below), given the named executive officer’s compensation and service levels as of such date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s bonus plans, disability benefits and accrued salary and vacation benefits.

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

Woody Employment Agreement. Under the terms of Mr. Woody’s employment agreement dated October 31, 2014, Mr. Woody will be entitled to the following severance pay and benefits if he is terminated by KCI without “Cause,” or if he terminates his employment for “Good Reason,” subject to compliance with certain restrictive covenant obligations and to execution of a release of claims in favor of KCI, its affiliates and its subsidiaries a lump sum cash payment equal to the sum of his then-current annual base salary and annual target bonus multiplied by 1.5 (or the sum of the foregoing multiplied by 2 if such termination occurs within 24 months of a change in control); and 18 months of subsidized COBRA coverage. In the event Mr. Woody is terminated as a result of his death or disability, he will be entitled to a pro rata bonus for the year of termination (determined based on actual results).

Mr. Woody’s employment agreement contains (i) perpetual confidentiality restrictions that protect proprietary information, developments and other intellectual property and confidential and proprietary materials of KCI, its affiliates and its subsidiaries, which was received from third parties for certain limited purposes, (ii) a non-competition covenant that prohibits Mr. Woody from competing against the KCI, its affiliates, or its subsidiaries during the term of employment and for two years after termination of employment, and (iii) a non-solicitation covenant that prohibits Mr. Woody from actively soliciting customers, suppliers, employees, agents or consultants of KCI, its affiliates or its subsidiaries during the term of employment and for two years after termination of employment.

Under Mr. Woody’s employment agreement, “Cause” generally means his (i) substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with his obligations and position with KCI or any subsidiary or affiliate, subject to his having received adequate notice of such failure and his inability to cure such failure within 30 days after such notice; (ii) gross negligence, or breach of fiduciary duty; (iii) conviction of, or no contest plea to, an act of theft, fraud or embezzlement, or a felony; or (iv) material breach of the terms of any agreement between him and either KCI or any subsidiary or affiliate or a material breach of any KCI policy, subject to his having received; adequate notice of such failure and his inability to cure such failure within 30 days after such notice.

Under Mr. Woody’s employment agreement, “Good Reason” generally means (i) the material reduction of his title, duties, authority, responsibilities and/or reporting relationship, all from that which existed at the commencement of his employment, which is not cured within 30 days after his providing written notice to KCI; (ii) the reduction of his base salary (which is not cured within 30 days after his providing written notice) or target bonus percentage to below 110%; (iii) his relocation to a business location in excess of 50 miles from KCI’s headquarters in San Antonio (which is not cured within 30 days after his providing written notice); (iv) KCI’s the failure to obtain a satisfactory agreement from any successor of KCI to assume and agree to perform KCI’s obligations under his employment Agreement and deliver a copy thereof to Mr. Woody, unless such assumption occurs by operation of law; or (v) KCI’s material breach of any of its obligations under the employment agreement where KCI has failed to cure such breach within 30 days written notice from Mr. Woody.

Casey Offer Letter. Under the terms of Mr. Casey’s November 2014 offer letter, in the event of an involuntary termination of Mr. Casey’s employment by KCI without “Cause,” he is entitled to receive a severance payment equal to his annual base salary plus his annual target bonus, and reimbursement of COBRA premiums for up to 12 months, contingent on his execution of a separation agreement providing for non-compete, non-solicitation, non-disclosure provisions. Under Mr. Casey’s offer letter, “Cause” generally means conduct involving one or more of the following: (i) his substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with the executive's obligations and position with KCI, or any subsidiary or affiliate, other than due to disability; provided that KCI or any subsidiary or affiliate provides the executive with adequate notice of such failure and, if such failure is capable of cure, the failure to cure such failure within 30 days of the notice; (ii) dishonesty causing financial or reputation harm to KCI, gross negligence, or breach of fiduciary duty; (iii) indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; or (iv) a material breach of the terms of an agreement between the executive and KCI or between Mr. Casey and any subsidiary or affiliate of KCI or a material breach of any KCI policy.

Bibb Executive Retention Agreement. KCI has entered into an executive retention agreement with Mr. Bibb. The executive retention agreement generally provides for at-will employment. In the event that Mr. Bibb is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by Mr. Bibb without “Good Reason,” the executive generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The executive retention agreement provides that upon termination of employment by KCI without “Cause” or by the executive for “Good Reason,” subject to Mr. Bibb's execution of a release in favor of KCI, its affiliates, and its subsidiaries, he will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the sum of executive's annual base salary and annual target bonus, and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination. Alternatively, if Mr. Bibb is terminated without Cause or resigns for Good Reason within 24 months following a change in control, Mr. Bibb is eligible for a severance payment amount of two times the sum of his annual base salary and annual target bonus, and reimbursement of COBRA premiums for up to 18 months.

Under Mr. Bibb’s executive retention agreement, “Good Reason” generally means the occurrence of any of the following: (i) the material reduction of his duties and/or responsibilities, which is not cured within 30 days after Mr. Bibb provides written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, his duties and responsibilities remain the same as those prior to the change in control but Mr. Bibb’s title and/or reporting relationship is changed; (ii) the material reduction of Mr. Bibb’s base compensation (which is not cured within 30 days after Mr. Bibb provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of the Company; or (iii) the relocation of Mr. Bibb to a business location in excess of 50 miles from KCI’s headquarters in San Antonio (which is not cured within 30 days after Mr. Bibb provides written notice).

Under the Bibb Executive Retention Agreement, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of Mr. Bibb to render services to KCI or any subsidiary or affiliate of KCI in accordance with his obligations and position with KCI or any subsidiary or affiliate of KCI, other than due to disability; provided that KCI or any subsidiary or affiliate of KCI provides Mr. Bibb with adequate notice of such failure and, if such failure is capable of cure, failure to cure such failure within 30 days of the notice; (ii) failure to use reasonable business judgment in executing or following any specific and lawful directive or instruction from his immediate supervisor, KCI’s chief executive officer, or the Board; (iii) dishonesty causing financial or reputation harm to KCI or any subsidiary or affiliate of KCI, gross negligence, or breach of fiduciary duty; (iv) indictment of, conviction of, or no contest plea to, any felony, or an act of theft, fraud or embezzlement; or (v) a material breach of the terms of an agreement between Mr. Bibb and KCI or between Mr. Bibb and any subsidiary or affiliate of KCI or a material breach of any policy of KCI or any subsidiary or affiliate of KCI.

Piccinini Employment Agreement and Applicable Law. Pursuant Ms. Piccinini’s employment agreement with KCI Medical S.r.l. and to applicable Italian labor law, upon a termination of Ms. Piccinini’s employment, she is entitled to notice, or payment in lieu thereof, of between six months and twelve months, as follows: for up to four years of service, six months’ notice; for between four years and eight years of service, eight months’ notice; for between eight and twelve years of service, ten months’ notice; and for twelve or more months of service, twelve months’ notice. Ms. Piccinini would also be eligible to receive a severance payment equal to approximately one month of compensation per year of service with the Company upon termination of her employment for any reason, including upon a termination for cause or upon Ms. Piccinini’s resignation. Ms. Piccinini would also be eligible to receive a gross annual amount equal to 30% of her annual salary, paid in quarterly equal installments from the date of termination of her employment contract in consideration for Ms. Piccinini’s compliance with a 6-month post-termination non-competition covenant. Ms. Piccinini’s employment agreement also provides for a 12-month post-termination non-solicitation covenant.

Piccinini Stay Bonus Agreement. Under the terms of Ms. Piccinini’s March 2014 stay bonus agreement, in the event of a termination without “Cause,” she is entitled to receive the retention bonus of $75,000, and the success bonus of $25,000 if KCI meets the financial metric. In the event Ms. Piccinini is terminated for “Cause,” she will not be entitled to receive any payment under the agreement.

Under Ms. Piccinini’s stay bonus agreement, “Cause” generally means conduct involving one or more of the following: (i) the substantial and continuing failure of the executive to render services to KCI in accordance with her obligations and position with KCI; provided that KCI provides Ms. Piccinini with adequate notice of such failure and, if such failure is capable of cure, failure to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between Ms. Piccinini and KCI or a material breach of any KCI policy.

Ball Key Employee Retention Agreement. KCI has entered into a key employee retention agreement with Mr. Ball. The key employee retention agreement provides for at-will employment. In the event that Mr. Ball is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by the executive officer without “Good Reason,” the executive officer generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The key employee retention agreement provides that upon termination of employment by KCI without “Cause” or by the executive officer for “Good Reason,” subject to the named executive officer’s execution of a release in favor of KCI, its affiliates, and its subsidiaries, the executive officer will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the named executive officer’s annual base salary and annual target bonus, and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination.

Under the Ball retention agreements described above, “Good Reason” generally means the occurrence of any of the following: (i) the material reduction of the named executive officer’s duties and/or responsibilities, which is not cured within 30 days after the executive provides written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, his duties and responsibilities remain the same as those prior to the change in control but his title and/or reporting relationship is changed; (ii) the material reduction of the executive officer’s base salary (which is not cured within 30 days after the executive officer provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of KCI; or (iii) the relocation of the named executive officer to a business location in excess of 50 miles from KCI’s headquarters in San Antonio (which is not cured within 30 days after the executive officer provides written notice).

Under Mr. Ball’s retention agreement described above, “Cause” generally means conduct involving one or more of the following: (i) his substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with his obligations and position with KCI, or any subsidiary or affiliate, other than due to disability; provided that KCI or any subsidiary or affiliate provides Mr. Ball with adequate notice of such failure and, if such failure is capable of cure, failure to cure such failure within 30 days of the notice; (ii) dishonesty causing financial or reputation harm to KCI, gross negligence, or breach of fiduciary duty; (iii) indictment of, conviction of, or no contest plea to, any felony, or an act of theft, fraud or embezzlement; or (iv) a material breach of the terms of an agreement between Mr. Ball and KCI or between Mr. Ball and any subsidiary or affiliate of KCI or a material breach of any KCI policy.

Busenlehner Key Employee Retention Agreement. KCI has entered into a key employee retention agreement with Mr. Busenlehner. The key employee retention agreement provides for at-will employment. In the event that the executive officer is terminated by reason of death or physical or mental incapacity, by KCI for “Cause,” or by the executive officer without “Good Reason,” the executive officer generally will be entitled to earned but unpaid salary and accrued and unused vacation, but generally will not otherwise be entitled to receive any additional severance benefits. The key employee retention agreement provides that upon termination of employment by KCI without “Cause” or by the employee for “Good Reason,” subject to the named executive officer’s execution of a release in favor of KCI, its affiliates, and its subsidiaries, the executive officer will be entitled to receive (i) earned and unpaid salary and payment of accrued and unused vacation time, (ii) a lump sum cash termination payment equal to one times the named executive officer’s annual base salary, and (iii) reimbursement of COBRA premiums for up to 12 months following the date of such termination. Alternatively, if Mr. Busenlehner is terminated without Cause or resigns for Good Reason within 24 months following a change in control, Mr. Busenlehner is eligible for a severance payment amount of one time the sum of his annual base salary and annual target bonus, and reimbursement of COBRA premiums for up to 12 months.

Under Mr. Busenlehner’s retention agreement described above, “Good Reason” generally means the occurrence of any of the following: (i) the material reduction of the named executive officer’s duties and/or responsibilities, which is not cured within 30 days after the executive provides written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, his duties and responsibilities remain the same as those prior to the change in control but his title and/or reporting relationship is changed; (ii) the material reduction of the executive’s base salary, other than across-the-board decreases in base salary applicable to all executive officers of KCI; or (iii) the relocation of the named executive officer to a business location in excess of 50 miles from KCI’s headquarters in San Antonio.

Under Mr. Busenlehner’s retention agreement described above, “Cause” generally means conduct involving one or more of the following: (i) his substantial and continuing failure to render services to KCI or any subsidiary or affiliate in accordance with his obligations and position with KCI, subsidiary or affiliate; provided that KCI or any subsidiary or affiliate provides Mr. Busenlehner with adequate notice of such failure and, if such failure is capable of cure, failure to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence, or breach of fiduciary duty; (iii) indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of an agreement between Mr. Busenlehner and KCI or between Mr. Busenlehner and any subsidiary or affiliate of KCI or a material breach of any KCI policy.

Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Executive officers of the Company are eligible to receive equity awards under the Equity Incentive Plan (as defined in the section captioned “Executive Long-Term Incentives--Long-Term Incentive Awards Description”), which was adopted subsequent to the Merger. The plan generally provides for the grant of profits interest awards at the discretion of the compensation committee who serves as the administrator of the plan at the direction of the GP. All named executive officers have been granted awards under the plan, which generally have the terms described below and entitle each executive to share in a portion of the capital appreciation of Chiron Guernsey Holdings L.P. Inc. after return to the Sponsors of their invested capital.

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

In the event of an executive officer’s termination of employment without “Cause” or for “Good Reason,” the portion of the time-based tranche that would have vested on the next scheduled vesting date will become vested on the date of such termination, and the remaining unvested portion of the time-based award may become fully vested if a change in control occurs within 105 days following the date of such termination, disregarding the prior termination of employment for such purposes. In addition, in the event of an executive’s termination of employment without “Cause” or for “Good Reason,” the performance-based tranche will remain eligible to become vested if a liquidity event occurs within six months following such termination and the applicable cumulative return thresholds are satisfied.

In the event of certain divestitures of individual business segments of the Company and certain corresponding terminations of employment, (i) the time-based tranche may become fully vested if the named executive officer remains employed through such divestiture and uses best efforts to effect such divestiture, and (ii) the performance-based tranche may remain eligible to become vested upon a liquidity event if the named executive officer remains employed through such divestiture and uses best efforts to effect such divestiture.

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

Under the Equity Incentive Plan, “Cause” means conduct involving one or more of the following: (i) the substantial and continuing failure of the participant to render services to the Company in accordance with the participant’s obligations and position with the Company, provided that the Company provides the participant with adequate notice of such failure and, if such failure is capable of cure, the participant fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence or breach of fiduciary duty; (iii) the participant’s indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of any agreement between the participant, on the one hand, and the Company on the other hand or a material breach of any material Company policy.

Under the Equity Incentive Plan, “Good Reason” means one or more of the following: (i) the material reduction of participant’s duties and/or responsibilities, which is not cured within 30 days after the participant provides written notice to the Company; provided however, it shall not be considered Good Reason if, upon or following a change in control, the participant’s duties and responsibilities remain the same as those prior to a change in control but the participant’s title and/or reporting relationship is changed; (ii) the material reduction of participant’s base salary (which is not cured within 30 days after the participant provides written notice), other than across-the-board decreases in base salary applicable to all executive officers of the Company; or (iii) the relocation of the participant to a business location in excess of 50 miles from the participant’s place of employment on the date of grant (which is not cured within 30 days after the participant provides written notice). To be considered a resignation from employment on an account of Good Reason, the participant must provide written notice to the Company (stating that participant believes one or more of the Good Reason conditions described above exists) within 30 days following the initial existence of such condition, and must resign within 30 days following the Company’s failure to cure such condition.

Hureau Resignation. Effective September 23, 2014, Mr. Hureau resigned from his position as Executive Vice President and Chief Financial Officer. Mr. Hureau remains subject to the Non-Disclosure and Non-Competition Agreement that he executed as a new hire employee, which contains a two-year post-termination non-competition covenant, a two-year post termination non-solicitation covenant, and a perpetual confidentiality provision. No separation payments were made to Mr. Hureau, and he is not otherwise entitled to severance or post-termination compensation from the Company under any arrangements.

Mathews Separation Agreement. Effective May 31, 2014, Mr. Mathews ceased to be the Senior Vice President, KCI International, and, in connection therewith, entered into a separation and release agreement that contained a general release of claims in favor of KCI, its affiliates and its subsidiaries. Mr. Mathews’ separation agreement also contains a two-year post-termination non-competition covenant, a two-year post termination non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Mr. Mathews’ obligations under the separation agreement, Mr. Mathews received certain accrued benefits and a lump sum cash termination payment in the amount of $662,666. In addition, he is eligible to receive reimbursement for COBRA premiums for a period of 12 months immediately following the date of the termination of his employment with the Company.

Croxford Separation Agreement. Effective September 24, 2014, Mr. Croxford ceased to be the Senior Vice President, LifeCell and in connection therewith, entered into a separation and release agreement that contained a general release of claims in favor of LifeCell, its affiliates and its subsidiaries. Mr. Croxford’s separation agreement also contains a two-year post-termination non-competition covenant, a two-year post-termination non-solicitation covenant, and a perpetual confidentiality provision. In partial consideration for Mr. Croxford’s obligations under the separation agreement, Mr. Croxford received certain accrued benefits and a lump sum cash termination payment in the amount of $747,788. In addition, he is eligible to receive reimbursement for COBRA premiums for a period of 12 months immediately following the date of the termination of his employment with the Company.

Executive Benefits and Payments Upon Termination Table

The following table shows the potential payments to our named executive officers under existing agreements, plans or other arrangements for various scenarios involving a change in control or termination of employment, in each case assuming the termination date was December 31, 2014 (other than for Mr. Mathews and Mr. Croxford, whose actual compensation payable in connection with their separations are described below).

Name	Good Reason Termination (1)($)	Involuntary Not for Cause Termination (1)($)	Change in Control(2)($)	Termination Following a Change in Control ($)	Termination Due to Death or Disability($)
Joseph F. Woody
Severance	2,715,300	2,715,300	—	3,620,400	—
COBRA premium reimbursements (3)	31,618	31,618	—	31,618	—
Total	2,746,918	2,746,918	—	3,652,018	—

Thomas W. Casey
Severance	—	1,080,000	—	1,080,000	—
COBRA premium reimbursements (3)	—	21,078	—	21,078	—
Total	—	1,101,078	—	1,101,078	—

John T. Bibb
Severance	700,394	700,394	—	1,400,789	—
COBRA premium reimbursements (3)	21,078	21,078	—	31,618	—
Total	721,472	721,472	—	1,432,407	—

David E. Ball
Severance	640,248	640,248	—	640,248	—
COBRA premium reimbursements (3)	21,078	21,078	—	21,078	—
Total	661,326	661,326	—	661,326	—

Laura Piccinini(4)
Severance	57,855	409,196	—	409,196	53,200
COBRA premium reimbursements (3)	—	—	—	—	—
Total	57,855	409,196	—	409,196	53,200

Brian T. Busenlehner
Severance	268,540	268,540	—	362,529	—
COBRA premium reimbursements (3)	21,078	21,078	—	21,078	—
Total	289,618	289,618	—	383,607	—

Michael E. Mathews
Severance	—	662,666	—	—	—
COBRA premium reimbursements (3)	—	21,078	—	—	—
Total	—	683,744	—	—	—

Philip M. Croxford
Severance	—	747,788	—	—	—
COBRA premium reimbursements (3)	—	21,078	—	—	—
Total	—	768,866	—	—	—

(1)	This column assumes that no liquidity event or change in control would occur within 105 days after termination.

(2)	This column assumes that long-term incentives were assumed by a successor corporation.
(3) This amount is based on the estimated annual cost of health care premiums to KCI, and represents the maximum potential reimbursement amount. Mr. Mathews and Mr. Croxford are eligible to receive COBRA premium reimbursements as per their separation agreements. Ms. Piccinini is not eligible to receive COBRA premium reimbursements.

(4)
Amounts for Ms. Piccinini assume the Company elected to provide Ms. Piccinini with a payment in lieu of notice as provided under Italian labor law. Amounts for Ms. Piccinini are reflected in U.S. dollars using a conversion rate of 1.33 U.S. dollars to Euros.

2014 Director Compensation Table
The following table provides information concerning the compensation of the non-employee, independent members of the Board of Directors for 2014. None of our other non-employee directors hold any profits interest units or received direct compensation for their service as a director in 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James G. Carlson	$150,000	—	—	—	$150,000
Timothy E. Guertin	$150,000	—	—	—	$150,000

Narrative Disclosure Regarding Director Compensation
As non-employee members of our Board, Mr. Carlson and Mr. Guertin each received an annual cash retainer equal to $120,000 for service on our Board in 2014, which is generally payable quarterly in advance. The 2014 fees paid in cash reflected in the table above include a payment for the first quarter of 2015. None of our other non-employee directors received cash-based or equity-based compensation for their service on our Board in 2014. We do not provide additional cash retainers or other cash-based or equity-based compensation to our non-employee directors for service on the Board, including service on any of the committees of our Board.

ITEM 12: SECURITY OWNERSHIP
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth certain information regarding the ownership of limited partnership interests of Chiron Guernsey Holdings L.P. Inc., the parent of Acelity L.P. Inc., as of March 9, 2015 for: (1) each director; (2) each of our executive officers, including those named in the 2014 Summary Compensation Table; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our limited partnership interests.

	Limited Partnership Interests Beneficially Owned (1)
Name	# of Units	% of A-1 Class
Chiron A S.à r.l.. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	54,028,151	15.82%
Chiron B1 S.à r.l. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	92,960,329	27.23%
Eagle AIV, L.P. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	23,158,035	6.78%
CPP Investment Board Private Holdings Inc. Canada Pension Plan Investment Board One Queen Street East, Suite 2600 P.O. Box 101 Toronto, Ontario M5C 2W5	84,221,670	24.67%
Port-aux-Choix Private Investments II Inc. Public Sector Pension Investment Board 1250 Rene-Levesque Blvd. West Suite 900 Montreal, Quebec H3B 4W8	73,086,029	21.41%

	Limited Partnership Interests Beneficially Owned (1)
Directors and Executive Officers (2)	# of Units	% of A-2 Class
Joseph F.Woody	50,000	6.97%
John T. Bibb	148,957	20.77%
David E. Ball	8,547	1.19%
Brian T. Busenlehner	22,127	3.09%
Total Officers and Directors	229,631	32.02%

(1)	Class A-1 interests represent 99.8% of the limited partnership interests. Class A-2 interests possess no voting rights and a lower distribution priority than Class A-1 interests.

(2)
Messrs. Gumina, Carlson, Dyson, Guertin, Levy, Megrue, Pittman, Casey, Agarwal, Hulse, Huntley, and Kayata, and Ms. Piccinini own no limited partnership interests at December 31, 2014. Unless otherwise indicated the address of each individual listed in this table is c/o Acelity, 12930 IH 10 West, San Antonio, Texas 78249.

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

In connection with the Merger, KCI entered into a service agreement with Chiron Topco, Inc. (“US Holdco”), a Delaware corporation (the “US Holdco Service Agreement”) pursuant to which KCI retained US Holdco to provide strategic services to KCI relating to financing and strategic business planning, add-on investments and analysis. The US Holdco Service Agreement provides that US Holdco will only serve as a consultant and not be involved in the management or operations of KCI. The US Holdco Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the US Holdco Service Agreement will terminate at the next anniversary of the date of the US Holdco Service Agreement. The US Holdco Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI elects to continue such agreement. The US Holdco Service Agreement provides for an ongoing annual advisory service fee payable to US Holdco in four equal quarterly installments. Upon the termination of the US Holdco Service Agreement, a payment for foregone services fees may become payable to US Holdco. KCI agrees to indemnify US Holdco and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the US Holdco Service Agreement, losses relating to the Merger Agreement (as applicable), losses arising from advice or services provided by US Holdco to KCI and losses arising from indemnities and hold harmless obligations entered into by US Holdco in connection with the Merger Agreement.

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

Management Investment

Subsequent to the Merger, Messrs. Ball, Bibb, Busenlehner and Woody have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings.

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

Agreements with Officers

In addition, we have certain agreement with our officers which are described in the section entitled “Executive Compensation.”

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the consolidated financial reports included in our quarterly reports and statutory audits, in each case, for each of the years ended December 31, 2014 and 2013 amounted to approximately $1.9 million and $1.7 million, respectively.
Audit Related Fees
No audit related fees were billed for the year ended December 31, 2014 or 2013.
Tax Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2014 and December 31, 2013 amounted to approximately $0.4 million and $0.5 million, respectively. Such services consisted of tax planning, transaction support and compliance.
All Other Fees
No other fees were billed by Ernst & Young LLP for services other than those described above under “Audit Fees,” “Audit Related Fees” and “Tax Fees” for each of the years ended December 31, 2014 and 2013.

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

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for the years ended December 31, 2014, 2013 and 2012
Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2014, 2013 and 2012

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

2.2
Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on July 14, 2011).

2.3	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
2.4
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Acelity L.P. Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarterly period ended September 30, 2014.
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).
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

*10.2	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarterly period ended March 31, 2013).
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

*10.5	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.6
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.7
Chiron Guernsey Holdings LP, Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings LP, Inc. and Timothy Guertin dated April 8, 2013 (filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.8
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.9
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013 (filed as Exhibit 10.2 on our Form 10-Q for the quarterly period ended June 30, 2013).

*10.10
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.11
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.12	Amended and Restated Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated October 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed on November 6, 2014).
*†10.13	Offer Letter by and between KCI USA, Inc. and Thomas Casey, dated November 4, 2014.
*10.14	Promotion Letter by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.14 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.15	Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.15 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.16	First Amendment to Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated July 16, 2014.
*10.17
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and John T. Bibb (filed as Exhibit 10.2 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*†10.18	Key Employee Retention Agreement by and between David Ball and Kinetic Concepts, Inc., dated January 1, 2013.
*†10.19	Open Ended Employment Agreement by and between Laura Piccinini and KCI Medical S.r.l., dated August 2013.
*†10.20	Letter to Laura Piccinini regarding the amendment to the terms and conditions of employment with KCI Medical S.r.l., dated October 28, 2014.
*†10.21	Stay Bonus Agreement by and between KCI Medical S.r.l. and Laura Piccinini, dated March 18, 2014.
*†10.22	Key Employee Retention Agreement by and between Brian Busenlehner and Kinetic Concepts, Inc., dated September 1, 2007.
*10.23	Offer Letter by and between LifeCell Corporation and Philip Croxford, dated November 14, 2012.
*10.24	Promotion Letter by and between Kinetic Concepts, Inc. and Philip Croxford, dated October 23, 2013.
*10.25	Stay Bonus Agreement by and between LifeCell Corporation and Philip Croxford, dated May 9, 2013.
*†10.26	Separation and Release Agreement by and between LifeCell Corporation and Philip Croxford, dated November 3, 2014.
*10.27	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013 (filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ending March 31, 2013).
*10.28	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013 (field as Exhibit 10.4 to our form 10-Q for the quarterly period ending March 31, 2013).
*10.29
Letter of Understanding - Global Assignment Agreement by and between KCI USA, Inc. and Michael Mathews, dated August 3, 2012 (filed as Exhibit 10.25 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.30
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Michael Mathews, dated July 2, 2012 (filed as Exhibit 10.26 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.31	Separation and Release Agreement by and between KCI USA, Inc. and Michael Mathews, dated April 29, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2014).
10.32
Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2014).

10.33
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

10.34
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

10.35
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

10.36
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.37
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.38
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.39
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.40
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.27 to our Form 10-K for the year ended December 31, 2013).

10.41
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

†10.42
Amendment No. 6 to the Credit Agreement, dated as of March 10, 2015, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders.

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
† Exhibit filed herewith.

* Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on March 10, 2015.

ACELITY L.P. INC.

By:	/s/ William J. Gumina
William J. Gumina
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. Gumina	Chairman of the Board of Directors	March 10, 2015
WILLIAM J. GUMINA

/s/ Joseph F. Woody	Director, President and Chief Executive Officer	March 10, 2015
JOSEPH F. WOODY	(Principal Executive Officer)

/s/ Thomas W. Casey	Executive Vice President and Chief Financial Officer	March 10, 2015
THOMAS W. CASEY	(Principal Financial Officer)

/s/ Brian T. Busenlehner	Vice President, Corporate Controller	March 10, 2015
BRIAN T. BUSENLEHNER	(Principal Accounting Officer)

/s/ James G. Carlson	Director	March 10, 2015
JAMES G. CARLSON

/s/ Steven Dyson	Director	March 10, 2015
STEVEN DYSON

/s/ Timothy Guertin	Director	March 10, 2015
TIMOTHY GUERTIN

/s/ Erik Levy	Director	March 10, 2015
ERIK LEVY

/s/ John F. Megrue, Jr.	Director	March 10, 2015
JOHN F. MEGRUE, JR.

/s/ Jim A. Pittman	Director	March 10, 2015
JIM A. PITTMAN

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 7, 2008, between Kinetic Concepts, Inc., Leopard Acquisition Sub, Inc., and LifeCell Corporation (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on April 7, 2008).

2.2
Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on July 14, 2011).

2.3	Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to our Registration Statement on Form S-4 filed on October 1, 2012).
2.4
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Acelity L.P. Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarterly period ended September 30, 2014.
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 3.25% Convertible Senior Note due 2015, dated as of April 21, 2008, (included in Exhibit 4.1 to Kinetic Concepts, Inc. Form 8-K filed on April 22, 2008).
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

*10.2	Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q for the quarterly period ended March 31, 2013).
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

*10.5	Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.6
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.7
Chiron Guernsey Holdings LP, Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings LP, Inc. and Timothy Guertin dated April 8, 2013 (filed as Exhibit 10.2 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.8
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.9
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and James G. Carlson dated May 27, 2013 (filed as Exhibit 10.2 on our Form 10-Q for the quarterly period ended June 30, 2013).

*10.10
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.11
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and with Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to our Registration Statement on Form S-4 filed on October 1, 2012).

*10.12	Amended and Restated Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated October 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed on November 6, 2014).
*†10.13	Offer Letter by and between KCI USA, Inc. and Thomas Casey, dated November 4, 2014.
*10.14	Promotion Letter by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.14 to our Registration Statement on Form S-4 filed on October 1, 2012).
*10.15	Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated April 7, 2011 (filed as Exhibit 10.15 to our Registration Statement on Form S-4 filed on October 1, 2012).
*†10.16	First Amendment to Executive Retention Agreement by and between Kinetic Concepts, Inc. and John Bibb, dated July 16, 2014.
*10.17
Indemnification Agreement, dated as of January 18, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and John T. Bibb (filed as Exhibit 10.2 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*†10.18	Key Employee Retention Agreement by and between David Ball and Kinetic Concepts, Inc., dated January 1, 2013.
*†10.19	Open Ended Employment Agreement by and between Laura Piccinini and KCI Medical S.r.l., dated August 2013.
*†10.20	Letter to Laura Piccinini regarding the amendment to the terms and conditions of employment with KCI Medical S.r.l., dated October 28, 2014.
*†10.21	Stay Bonus Agreement by and between KCI Medical S.r.l. and Laura Piccinini, dated March 18, 2014.
*†10.22	Key Employee Retention Agreement by and between Brian Busenlehner and Kinetic Concepts, Inc., dated September 1, 2007.
*10.23	Offer Letter by and between LifeCell Corporation and Philip Croxford, dated November 14, 2012.
*10.24	Promotion Letter by and between Kinetic Concepts, Inc. and Philip Croxford, dated October 23, 2013.
*10.25	Stay Bonus Agreement by and between LifeCell Corporation and Philip Croxford, dated May 9, 2013.
*†10.26	Separation and Release Agreement by and between LifeCell Corporation and Philip Croxford, dated November 3, 2014.
*10.27	Offer Letter by and between KCI USA, Inc. and Robert Hureau, dated March 28, 2013 (filed as Exhibit 10.3 to our Form 10-Q for the quarterly period ending March 31, 2013).
*10.28	Key Employee Retention Agreement by and between Kinetic Concepts, Inc. and Robert Hureau, dated May 5, 2013 (field as Exhibit 10.4 to our form 10-Q for the quarterly period ending March 31, 2013).
*10.29
Letter of Understanding - Global Assignment Agreement by and between KCI USA, Inc. and Michael Mathews, dated August 3, 2012 (filed as Exhibit 10.25 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.30
Executive Equity Incentive Plan Profits Interest Unit Award Agreement by and between Chiron Guernsey Holdings L.P. Inc. and Michael Mathews, dated July 2, 2012 (filed as Exhibit 10.26 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).

*10.31	Separation and Release Agreement by and between KCI USA, Inc. and Michael Mathews, dated April 29, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2014).
10.32
Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2014).

10.33
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

10.34
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

10.35
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

10.36
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.37
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of our Registration Statement on Form S-4 filed on November 5, 2012).

10.38
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.39
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.40
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.27 to our Form 10-K for the year ended December 31, 2013).

10.41
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

†10.42
Amendment No. 6 to the Credit Agreement, dated as of March 10, 2015, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders.

†21.1	Subsidiaries of the Registrant.
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 10, 2015.
† Exhibit filed herewith.

* Compensatory arrangements for director(s) and/or executive officer(s).