Form 10-Q
period 2015-03-31
Acelity L.P. Inc.
filed 2015-05-04
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer			Accelerated filer

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

As of April 30, 2015, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
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

•
the term “Merger” refers to the transaction completed on November 4, 2011 pursuant to which Kinetic Concepts, Inc. was merged with Chiron Merger Sub, Inc. (“Merger Sub”), a direct subsidiary of Chiron Holdings, Inc. (“Holdings”) and an indirect subsidiary of Acelity Guernsey L.P. Inc.

•	the term “KCI” means Kinetic Concepts, Inc. and its subsidiaries.

•	the term “LifeCell” means LifeCell Corporation and its subsidiaries.

•	the term “Systagenix” means “Systagenix Wound Management B.V., its subsidiaries, and its former U.S.-based affiliate, Systagenix Wound Management (US), Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$250,509	$183,541
Accounts receivable, net	365,124	370,483
Inventories, net	182,457	178,222
Deferred income taxes	70,515	63,025
Prepaid expenses and other	28,337	27,563
Total current assets	896,942	822,834

Net property, plant and equipment	277,653	288,048
Debt issuance costs, net	72,094	77,896
Deferred income taxes	30,466	31,692
Goodwill	3,378,298	3,378,298
Identifiable intangible assets, net	2,352,814	2,397,251
Other non-current assets	4,709	4,694
	$7,012,976	$7,000,713

Liabilities and Equity:
Current liabilities:
Accounts payable	$55,946	$51,827
Accrued expenses and other	395,514	343,484
Current installments of long-term debt	25,385	25,721
Income taxes payable	9,981	1,305
Deferred income taxes	103,135	113,658
Total current liabilities	589,961	535,995

Long-term debt, net of current installments and discount	4,774,787	4,815,290
Non-current tax liabilities	33,845	33,300
Deferred income taxes	799,334	792,157
Other non-current liabilities	165,909	163,258
Total liabilities	6,363,836	6,340,000
Equity:
General partner’s capital	—	—
Limited partners’ capital	666,285	670,787
Accumulated other comprehensive loss, net	(17,145)	(10,074)
Total equity	649,140	660,713
	$7,012,976	$7,000,713

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenue:
Rental	$172,839	$164,977
Sales	271,211	277,658
Total revenue	444,050	442,635

Rental expenses	78,178	84,649
Cost of sales	73,414	81,390
Gross profit	292,458	276,596

Selling, general and administrative expenses	147,763	175,612
Research and development expenses	14,678	17,490
Acquired intangible asset amortization	45,877	50,689
Operating earnings	84,140	32,805

Interest income and other	147	95
Interest expense	(104,726)	(102,195)
Foreign currency gain	19,400	236
Derivative instruments loss	(3,348)	(3)
Loss from continuing operations before income tax expense (benefit)	(4,387)	(69,062)
Income tax expense (benefit)	144	(22,002)
Loss from continuing operations	(4,531)	(47,060)
Earnings from discontinued operations, net of tax	—	677
Net loss	$(4,531)	$(46,383)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2015	2014

Net loss	$(4,531)	$(46,383)
Unrealized investment gain, net of tax expense of $628 in 2014	—	1,003
Foreign currency translation adjustment, net of tax expense of $635 in 2015 and $62 in 2014	(7,071)	290
Total comprehensive loss	$(11,602)	$(45,090)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,531)	$(46,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	9,968	9,668
Depreciation and other amortization	66,331	82,029
Amortization of fair value step-up in inventory	—	6,680
Provision for bad debt	1,827	4,101
Equity-based compensation expense	535	941
Deferred income tax benefit	(11,971)	(44,674)
Unrealized gain on derivative instruments	(315)	(4,076)
Unrealized loss (gain) on revaluation of cross currency debt	(32,429)	241
Change in assets and liabilities:
Decrease in accounts receivable, net	5,362	20,806
Increase in inventories, net	(3,666)	(7,302)
Decrease (increase) in prepaid expenses and other	(774)	17,546
Increase in accounts payable	4,363	6,473
Increase in accrued expenses and other	56,048	31,799
Increase in tax liabilities, net	11,525	4,997
Net cash provided by operating activities	102,273	82,846

Cash flows from investing activities:
Additions to property, plant and equipment	(10,491)	(10,801)
Increase in inventory to be converted into equipment for short-term rental	(3,356)	(2,240)
Dispositions of property, plant and equipment	678	377
Businesses acquired in purchase transactions, net of cash acquired	—	(4,613)
Increase in identifiable intangible assets and other non-current assets	(1,821)	(1,281)
Net cash used by investing activities	(14,990)	(18,558)

Cash flows from financing activities:
Distribution to limited partners	(55)	—
Settlement of profits interest units	(517)	—
Repayments of long-term debt and capital lease obligations	(6,415)	(6,635)
Debt issuance costs	(6,256)	—
Net cash used by financing activities	(13,243)	(6,635)
Effect of exchange rate changes on cash and cash equivalents	(7,072)	38
Net increase in cash and cash equivalents	66,968	57,691
Cash and cash equivalents, beginning of period	183,541	206,949
Cash and cash equivalents, end of period	$250,509	$264,640

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the 2015 presentation.

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

The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of March 31, 2015, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $484.7 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Adopted Accounting Standards

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this update effective January 1, 2015. We do not anticipate that it will have a material effect on our results of operations, financial position or disclosures.

(e)   Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In April 2015, the FASB voted to propose to defer the effective date of this ASU by one year. The Company is evaluating ASU No. 2014-09 to determine if it will have a material effect on our results of operations, financial position or disclosures.

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement -Extraordinary and Unusual Items (Subtopic 225-20)." The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This update provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" The objective of this ASU is to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of March 31, 2015, the Company had $72.1 million of unamortized debt issuance costs recorded as a deferred charge.

(f)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 2.     Acquisitions and Divestitures

Acquisitions

There were no significant acquisitions during the three months ended March 31, 2015.

Divestitures

SPY® Elite System

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014.

The operating results of the SPY® Elite System product portfolio included in discontinued operations are as follows (in thousands):

Three months ended March 31,
2014

Revenue	$4,904
Earnings before income taxes	$1,100
Income tax expense	$423
Earnings from discontinued operations, net of tax	$677

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Gross trade accounts receivable:
Billed trade accounts receivable	$394,896	$396,329
Unbilled receivables	32,408	39,293
Less: Allowance for revenue adjustments	(62,117)	(61,460)
Gross trade accounts receivable	365,187	374,162
Less: Allowance for bad debt	(11,668)	(13,087)
Net trade accounts receivable	353,519	361,075
Other receivables	11,605	9,408
	$365,124	$370,483

(b)       Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods and tissue available for distribution	$130,141	$127,253
Goods and tissue in-process	5,877	6,887
Raw materials, supplies, parts and unprocessed tissue	72,855	67,567
	208,873	201,707
Less: Amounts expected to be converted into equipment for short-term rental	(10,871)	(7,515)
Reserve for excess and obsolete inventory	(15,545)	(15,970)
	$182,457	$178,222

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014

Senior Dollar Term E-1 Credit Facility – due 2018	$1,922,374	$1,927,241
Senior Euro Term E-1 Credit Facility – due 2018	259,847	293,746
Senior Term E-2 Credit Facility – due 2016	314,555	315,351
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	101	101
Notional amount of debt	4,858,877	4,898,439

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(27,029)	(24,241)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(6,698)	(7,376)
Senior Term E-2 Credit Facility Discount, net of accretion	(3,297)	(2,955)
Second Lien Senior Secured Notes Discount, net of accretion	(19,131)	(20,205)
Senior Unsecured Notes Discount, net of accretion	(2,550)	(2,651)
Net discount on debt	(58,705)	(57,428)

Total debt, net of discount	4,800,172	4,841,011
Less: Current installments	(25,385)	(25,721)
	$4,774,787	$4,815,290

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At March 31, 2015 and December 31, 2014, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $40.6 million and $39.0 million, respectively. In addition, we had $9.7 million and $11.4 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of March 31, 2015 and December 31, 2014, respectively. The capacity of the Revolving Credit Facility is reduced for the $40.6 million and $39.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of March 31, 2015 and December 31, 2014, respectively. The resulting availability under the Revolving Credit Facility was $159.4 million and $161.0 million at March 31, 2015 and December 31, 2014, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

Covenants

As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. As of March 31, 2015, we were in compliance with all covenants under our credit agreement and indentures.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Interest Rate Protection

At March 31, 2015 and December 31, 2014, we were party to three interest rate swap agreements which are used to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$484,667	2.256%
12/31/13-12/31/16	$484,667	2.249%
12/31/13-12/31/16	$484,667	2.250%

Foreign Currency Exchange Rate Mitigation

At March 31, 2015 and December 31, 2014, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.503 billion and $2.559 billion, respectively, at March 31, 2015. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.501 billion and $2.584 billion, respectively, at December 31, 2014. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2015	December 31, 2014		March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$13,799	$13,936
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	7,889	8,067
Total derivatives		$—	$—		$21,688	$22,003

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended March 31,
	2015	2014
Interest rate swap agreements	$(3,348)	$(75)
Foreign currency exchange contracts	—	72
	$(3,348)	$(3)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facility. For further information regarding the restrictive covenants of credit facilities, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

If we default under our credit facilities, the lenders could require immediate repayment of the entire outstanding principal balance. If those lenders require immediate repayment, we may not be able to repay them which could result in the foreclosure of substantially all of our assets. In these circumstances, the counterparties to the derivative instruments could request immediate payment or full collateralization on derivative instruments in net liability positions. Certain of our derivative counterparties are also parties to our Senior Secured Credit Facility.

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on March 31, 2015, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at March 31, 2015 or December 31, 2014.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(10,074)	$(10,074)
Foreign currency translation adjustment, net of taxes of $635	(7,071)	(7,071)
Balances at March 31, 2015	$(17,145)	$(17,145)

During the three months ended March 31, 2015, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover in excess of $100 million in damages and legal fees against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. The arbitration hearing took place in January 2015, and the panel issued a favorable decision on April 10, 2015 ordering that Vital Needs take nothing by its claims.

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the appeal stages of this litigation and intends to defend any further claims by LifeNet. LifeCell plans to appeal to the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 346 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Following limited discovery, the parties have each selected two bellwether cases from which one case to be tried will be selected. Further discovery is proceeding on each of the four bellwether cases. Trial of the first bellwether case is currently scheduled for January 2016. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 178 lawsuits in state and federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 173 LifeCell cases filed in a consolidated docket in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Three cases are pending in a multi-district federal case in West Virginia that is proceeding very slowly. The remaining cases are in Delaware and Minnesota. None of these cases are proceeding at this time. We intend to defend these suits vigorously, and do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases are on appeal in the U.S. Court of Appeals for the Ninth Circuit and oral argument was in July 2014 before a 3 member panel. On January 16, 2015, the Ninth Circuit entered an order scheduling oral argument en banc before the U.S. Court of Appeals for the Ninth Circuit. Oral argument en banc proceeded before the Ninth Circuit in March 2015, and we are awaiting their opinion. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

On June 30, 2014, KCI entered into a settlement agreement with Wake Forest  University Health Sciences to fully and finally resolve the historical patent and royalty disputes between them relating to negative pressure wound therapy. As of March 31, 2015, the accompanying consolidated balance sheet included $83.8 million under the caption “accrued expenses and other” and $105.7 million under the caption “other non-current liabilities” representing the net present value of payments under the Settlement Agreement discounted using our incremental borrowing rate as the discount rate.

NOTE 8.     Segment Information

The Company is engaged in the rental and sale of advanced wound therapeutics and regenerative medicine products in over 75 countries worldwide through direct sales and indirect operations. We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics and Regenerative Medicine. Our Advanced Wound Therapeutics business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenue:
Advanced Wound Therapeutics	$337,259	$330,795
Regenerative Medicine	104,169	106,656
Other operations (1)	2,622	5,184
Total revenue	$444,050	$442,635

Operating earnings (loss):
Advanced Wound Therapeutics	$112,885	$85,669
Regenerative Medicine	34,019	29,908
Other operations (1)	447	671
Non-allocated costs:
General headquarter expense	(1,423)	(1,590)
Equity-based compensation	(535)	(941)
Business optimization and transaction-related expenses (2)	(15,376)	(30,223)
Acquired intangible asset amortization (3)	(45,877)	(50,689)
Total non-allocated costs	(63,211)	(83,443)
Total operating earnings	$84,140	$32,805

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England.

(2)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(3)	Represents amortization of acquired intangible assets related to our Merger in November 2011, our acquisition of Systagenix in October 2013 and other technology acquisitions.

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of March 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2015
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$50,055	$—	$200,056	$—	$250,509
Accounts receivable, net	—	181,254	66,017	117,853	—	365,124
Inventories, net	—	106,137	116,069	93,585	(133,334)	182,457
Deferred income taxes	—	58,059	10,594	1,862	—	70,515
Prepaid expenses and other	—	14,178	2,902	246,711	(235,454)	28,337
Intercompany receivables	166	2,000,335	2,448,575	72,599	(4,521,675)	—
Total current assets	564	2,410,018	2,644,157	732,666	(4,890,463)	896,942
Net property, plant and equipment	—	301,139	68,201	142,645	(234,332)	277,653
Debt issuance costs, net	—	72,094	—	—	—	72,094
Deferred income taxes	—	—	—	30,466	—	30,466
Goodwill	—	2,483,240	732,138	162,920	—	3,378,298
Identifiable intangible assets, net	—	285,726	1,770,658	296,430	—	2,352,814
Other non-current assets	—	1,261	186	94,162	(90,900)	4,709
Intercompany loan receivables	—	755,000	431,626	—	(1,186,626)	—
Intercompany investments	656,463	409,245	319,910	—	(1,385,618)	—
	$657,027	$6,717,723	$5,966,876	$1,459,289	$(7,787,939)	$7,012,976

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$17,307	$12,703	$25,936	$—	$55,946
Accrued expenses and other	—	286,332	233,481	67,683	(191,982)	395,514
Intercompany payables	7,258	1,310,017	2,695,544	508,856	(4,521,675)	—
Current installments of long-term debt	—	25,385	—	—	—	25,385
Income taxes payable	—	555	4,123	5,303	—	9,981
Deferred income taxes	—	—	103,135	—	—	103,135
Total current liabilities	7,258	1,639,596	3,048,986	607,778	(4,713,657)	589,961
Long-term debt, net of current installments and discount	—	4,774,787	—	—	—	4,774,787
Non-current tax liabilities	—	9,852	6,276	17,717	—	33,845
Deferred income taxes	—	111,338	641,696	46,300	—	799,334
Other non-current liabilities	629	114,499	48,262	2,519	—	165,909
Intercompany loan payables	—	423,357	755,000	8,269	(1,186,626)	—
Total liabilities	7,887	7,073,429	4,500,220	682,583	(5,900,283)	6,363,836

Total equity	649,140	(355,706)	1,466,656	776,706	(1,887,656)	649,140
	$657,027	$6,717,723	$5,966,876	$1,459,289	$(7,787,939)	$7,012,976

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$149,698	$—	$23,141	$—	$172,839
Sales	—	83,737	239,691	229,663	(281,880)	271,211
Total revenue	—	233,435	239,691	252,804	(281,880)	444,050
Rental expenses	21	75,873	3,467	41,365	(42,548)	78,178
Cost of sales	43	89,496	159,253	87,974	(263,352)	73,414
Gross profit (loss)	(64)	68,066	76,971	123,465	24,020	292,458
Selling, general and administrative expenses	471	68,519	36,716	42,308	(251)	147,763
Research and development expenses	—	5,617	4,896	4,165	—	14,678
Acquired intangible asset amortization	—	13,880	19,456	12,541	—	45,877
Operating earnings (loss)	(535)	(19,950)	15,903	64,451	24,271	84,140
Non-operating intercompany transactions	—	(1,682)	30,849	(29,190)	23	—
Interest income and other	—	16,762	3,063	103	(19,781)	147
Interest expense	—	(107,782)	(16,718)	(7)	19,781	(104,726)
Foreign currency gain (loss)	—	35,006	(1,593)	(14,013)	—	19,400
Derivative instruments loss	—	(3,348)	—	—	—	(3,348)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(535)	(80,994)	31,504	21,344	24,294	(4,387)
Income tax expense (benefit)	—	415	141	(412)	—	144
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(535)	(81,409)	31,363	21,756	24,294	(4,531)
Equity in earnings (loss) of subsidiaries	(3,996)	48,953	21,756	—	(66,713)	—
Earnings (loss) from continuing operations	(4,531)	(32,456)	53,119	21,756	(42,419)	(4,531)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(4,531)	$(32,456)	$53,119	$21,756	$(42,419)	$(4,531)
Total comprehensive income (loss)	$(11,602)	$(39,527)	$46,048	$14,685	$(21,206)	$(11,602)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$135,764	$—	$29,213	$—	$164,977
Sales	—	65,869	202,032	208,466	(198,709)	277,658
Total revenue	—	201,633	202,032	237,679	(198,709)	442,635
Rental expenses	43	68,791	2,148	54,111	(40,444)	84,649
Cost of sales	6	65,341	115,064	92,834	(191,855)	81,390
Gross profit (loss)	(49)	67,501	84,820	90,734	33,590	276,596
Selling, general and administrative expenses	893	79,282	46,653	48,887	(103)	175,612
Research and development expenses	—	5,622	6,744	5,124	—	17,490
Acquired intangible asset amortization	—	16,425	20,172	14,092	—	50,689
Operating earnings (loss)	(942)	(33,828)	11,251	22,631	33,693	32,805
Non-operating intercompany transactions	—	(6,626)	(8,282)	(8,007)	22,915	—
Interest income and other	—	17,200	9,828	30	(26,963)	95
Interest expense	—	(112,016)	(17,137)	(5)	26,963	(102,195)
Foreign currency gain (loss)	—	(460)	(46)	742	—	236
Derivative instruments loss	—	(3)	—	—	—	(3)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(942)	(135,733)	(4,386)	15,391	56,608	(69,062)
Income tax expense (benefit)	—	(79,988)	31,834	26,152	—	(22,002)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(942)	(55,745)	(36,220)	(10,761)	56,608	(47,060)
Equity in earnings (loss) of subsidiaries	(45,441)	(50,750)	(10,761)	—	106,952	—
Earnings (loss) from continuing operations	(46,383)	(106,495)	(46,981)	(10,761)	163,560	(47,060)
Earnings (loss) from discontinued operations, net of tax	—	—	677	—	—	677
Net earnings (loss)	$(46,383)	$(106,495)	$(46,304)	$(10,761)	$163,560	$(46,383)
Total comprehensive income (loss)	$(45,090)	$(105,202)	$(45,011)	$(9,468)	$159,681	$(45,090)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(4,531)	$(32,456)	$53,119	$21,756	$(42,419)	$(4,531)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	1,107	45,550	52,538	13,987	(6,378)	106,804
Net cash provided (used) by operating activities	(3,424)	13,094	105,657	35,743	(48,797)	102,273
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(23,421)	(2,285)	588	11,949	(13,169)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(130)	(1,820)	129	—	(1,821)
Net cash provided (used) by investing activities	—	(23,551)	(4,105)	717	11,949	(14,990)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of profits interest units	(517)	—	—	—	—	(517)
Repayments of long-term debt and capital lease obligations	—	(6,446)	—	31	—	(6,415)
Debt issuance costs	—	(6,256)	—	—	—	(6,256)
Proceeds (payments) on intercompany loans	—	8,063	(6,770)	(1,293)	—	—
Proceeds (payments) on intercompany investments	3,996	24,124	(96,281)	31,313	36,848	—
Net cash provided (used) by financing activities	3,424	19,485	(103,051)	30,051	36,848	(13,243)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,072)	—	(7,072)
Net increase (decrease) in cash and cash equivalents	—	9,028	(1,499)	59,439	—	66,968
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$50,055	$—	$200,056	$—	$250,509

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(46,383)	$(106,495)	$(46,304)	$(10,761)	$163,560	$(46,383)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	941	54,197	62,506	42,868	(31,283)	129,229
Net cash provided (used) by operating activities	(45,442)	(52,298)	16,202	32,107	132,277	82,846
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(20,324)	(2,031)	(12,414)	22,105	(12,664)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(29)	(1,187)	(65)	—	(1,281)
Net cash provided (used) by investing activities	—	(20,353)	(7,718)	(12,592)	22,105	(18,558)
Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	—	(6,619)	—	(16)	—	(6,635)
Proceeds (payments) on intercompany loans	—	36,602	(18,830)	(17,772)	—	—
Proceeds (payments) on intercompany investments	45,442	50,744	10,228	47,968	(154,382)	—
Net cash provided (used) by financing activities	45,442	80,727	(8,602)	30,180	(154,382)	(6,635)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	38	—	38
Net increase (decrease) in cash and cash equivalents	—	8,076	(118)	49,733	—	57,691
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$95,847	$—	$168,395	$—	$264,640

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors” (Part II, Item 1A.), including those previously disseminated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Our Advanced Wound Therapeutics business is focused on the development and commercialization of advanced wound therapeutics devices and dressings and accounted for approximately $337.3 million or 76.0% of our global revenue in the first quarter of 2015. Our Advanced Wound Therapeutics business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), advanced dressings, negative pressure surgical management (“NPSM”) and epidermal harvesting. Our advanced wound therapeutics dressings are used for the management of chronic and acute wounds. Our Advanced Wound Therapeutics business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. Key brands in our Advanced Wound Therapeutics business include the V.A.C. NPWT line of products, Prevena, ABThera, CelluTome, Promogran, Tielle, and Adaptic.

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business. Regenerative medicine accounted for approximately $104.2 million or 23.5% of our global revenue in the first quarter of 2015.

Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England and accounted for approximately $2.6 million or 0.5% of our global revenue in the first quarter of 2015.

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

RESULTS OF OPERATIONS
We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics and Regenerative Medicine. Our Advanced Wound Therapeutics business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England. We have two primary geographic regions: the Americas, which is comprised principally of the United States and includes Canada, Puerto Rico and Latin America; and EMEA/APAC, which is comprised of Europe, the Middle East, Africa and the Asia Pacific region.
Historically, we have experienced a seasonal slowing of unit demand for our NPWT devices and related dressings beginning in the fourth quarter and continuing into the first quarter, which we believe has been caused by year-end clinical treatment patterns, such as the postponement of elective surgeries and increased discharges of individuals from the acute care setting around the winter holidays. We typically experience a slowing of demand for our advanced wound therapeutics dressings in the fourth quarter. Although we do not know if our historical experience will prove to be indicative of future periods, similar slow-downs may occur in subsequent periods.
Revenue for each of our geographic regions in which we operate is disclosed for each of our businesses. Certain prior period amounts have been reclassified to conform to the 2015 presentation.
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the first quarter of 2015 to the first quarter of 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change
Advanced Wound Therapeutics revenue:
Rental	$172,839	$164,977	4.8%
Sales	164,420	165,818	(0.8)
Total – Advanced Wound Therapeutics	337,259	330,795	2.0

Regenerative Medicine revenue:
Sales	104,169	106,656	(2.3)

Other revenue:
Sales	2,622	5,184	(49.4)

Total consolidated revenue:
Rental	172,839	164,977	4.8
Sales	271,211	277,658	(2.3)
Total consolidated revenue	$444,050	$442,635	0.3%

The increase in total revenue for the first quarter of 2015 as compared to the prior-year period was due to higher Advanced Wound Therapeutics rental revenue, partially offset by lower Regenerative Medicine revenue and Advanced Wound Therapeutics sales revenue. Foreign currency exchange rate movements negatively impacted worldwide revenue by 3.9% compared to the prior-year period.

The increase in worldwide Advanced Wound Therapeutics revenue from the prior-year period was attributable primarily to increased NPWT volumes, partially offset by lower average pricing due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements negatively impacted worldwide Advanced Wound Therapeutics revenue during the first quarter of 2015 by 4.7% compared to the prior-year period.

The decline in worldwide Regenerative Medicine revenue from the prior-year period was due primarily to decreased volumes of abdominal wall repair procedures using biologics as some customers are choosing lower cost alternatives. Foreign currency exchange rate movements negatively impacted worldwide Regenerative Medicine revenue by 1.3% compared to the prior-year period.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the first quarter of 2015 to the first quarter of 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change

Americas revenue:
Rental	$153,308	$140,023	9.5%
Sales	192,762	190,080	1.4
Total – Americas	346,070	330,103	4.8

EMEA/APAC revenue:
Rental	19,531	24,954	(21.7)
Sales	78,449	87,578	(10.4)
Total – EMEA/APAC	97,980	112,532	(12.9)

Total consolidated revenue:
Rental	172,839	164,977	4.8
Sales	271,211	277,658	(2.3)
Total consolidated revenue	$444,050	$442,635	0.3%

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended March 31,
	2015	2014	Change

Advanced Wound Therapeutics revenue	76.0%	74.7%	130	bps
Regenerative Medicine revenue	23.5%	24.1%	(60)	bps
Other revenue	0.5	1.2	(70)	bps
Total consolidated revenue	100.0%	100.0%

Americas revenue	77.9%	74.6%	330	bps
EMEA/APAC revenue	22.1	25.4	(330)	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	38.9%	37.3%	160	bps
Sales revenue	61.1	62.7	(160)	bps
Total consolidated revenue	100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the first quarter of 2015 to the first quarter of 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change

Rental expenses	$78,178	$84,649	(7.6)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the first quarter of 2015 decreased from the prior-year period due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting, partially offset by an increase in operational expenses related to the sales force.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the first quarter of 2015 to the first quarter of 2014 (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change

Cost of sales	$73,414	$81,390	(9.8)%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The decrease in cost of sales in the first quarter of 2015 compared to the prior-year period was due primarily to $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the Systagenix acquisition purchase accounting adjustments related to the step up in value of inventory.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended March 31,
	2015	2014	% Change

Gross profit margin	65.9%	62.5%	340	bps

The gross profit margin increase during the first quarter of 2015 compared to the prior-year period was due primarily to $6.7 million of additional cost of sales recorded in the first quarter of 2014 related to the inventory step up and a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change

Selling, general and administrative expenses	$147,763	$175,612	(15.9)%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. The decrease in SG&A is due primarily to lower selling-related costs and savings associated with our integration efforts. Salary-related expenses decreased due to lower employee headcount. Expenses associated with business optimization and integration activities also declined compared to the prior year period.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended March 31,
	2015	2014	% Change

Research and development expenses	$14,678	$17,490	(16.1)%
As a percent of total revenue	3.3%	4.0%	(70)	bps

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

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 merger, the 2013 Systagenix acquisition and various technology acquisitions. During the first quarters of 2015 and 2014, we recorded $45.9 million and $50.7 million, respectively, of amortization expense associated with these identifiable intangible assets.

Interest Expense

Interest expense increased to $104.7 million in the first quarter of 2015 compared to $102.2 million in the prior-year period due to accretion of the Wake Forest settlement liability related to the settlement and release agreement with Wake Forest entered into during the second quarter of 2014.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $19.4 million and $0.2 million during the first quarter of 2015 and 2014, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction gain of $32.4 million during the first quarter of 2015 compared to a loss of $0.2 million in the prior-year period. Excluding the revaluation of the Term E-1 EURO loan to U.S. dollars, we recognized foreign currency exchange losses of $13.0 million during the first quarter of 2015 compared to a gain of $0.5 million in the prior-year period due to significant fluctuations in the Euro exchange rate.
.

Derivative Instruments Gain (Loss)

During the first quarter of 2015, we recorded a derivative instruments loss of $3.3 million million due primarily to fluctuations in the value of our interest rate derivative instruments. During the first quarter of 2014, the derivative instruments loss was not material.

Earnings (Loss) from Discontinued Operations

No gains or losses from discontinued operations were recorded in the first quarter of 2015. During the first quarter of 2014, we recorded a gain from discontinued operations, net of tax, of $0.7 million related to the disposition of our SPY assets.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first quarter of 2014 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first quarters of 2015 and 2014, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$102,273	$82,846
Net cash used by investing activities	(14,990)	(18,558)
Net cash used by financing activities	(13,243)	(6,635)
Effect of exchange rates changes on cash and cash equivalents	(7,072)	38
Net increase in cash and cash equivalents	$66,968	$57,691

As of March 31, 2015 and December 31, 2014, our principal sources of liquidity consisted of $250.5 million and $183.5 million, respectively, of cash and cash equivalents. We also had availability of $159.4 million and $161.0 million under our Revolving Credit Facility as of March 31, 2015 and December 31, 2014, respectively.

Capital Expenditures

During the first quarters of 2015 and 2014, we made capital expenditures of $10.5 million and $10.8 million, respectively. Capital expenditures during the first quarters of 2015 and 2014 related primarily to expanding the rental fleet and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2015 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$159,424	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	5.00%	(3)	1,895,345	—
Senior Euro Term E-1 Credit Facility	May 2018	5.67%	(3)	253,149	—
Senior Term E-2 Credit Facility	November 2016	4.69%	(3)	311,258	—
Total				$2,459,752	$159,424
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At March 31, 2015, the amount available under the Revolving Credit Facility reflected a reduction of $40.6 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $9.7 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of March 31, 2015 was 4.50% on the Senior Dollar Term E-1 Credit Facility, 4.75% on the Senior Euro Term E-1 Credit Facility and 4.00% on the Senior Term E-2 Credit Facility.

On March 10, 2015, we entered into Amendment No. 6 to our Senior Secured Credit Facility (“Amendment No. 6”). In connection with Amendment No. 6, certain applicable rates were modified such that (i) Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. Repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales.

10.5% Second Lien Senior Secured Notes

In November 2011, we issued $1.750 billion aggregate principal amount of second lien senior secured notes due 2018 (the “10.5% Second Lien Notes”). Interest on the 10.5% Second Lien Notes accrues at the rate of 10.5% per annum and is payable semi-annually in cash on each May 1 and November 1 through the maturity date. The 10.5% Second Lien Notes were issued at a discount resulting in an effective interest rate of 10.87%.

12.5% Senior Unsecured Notes

In November 2011, we issued $750.0 million aggregate principal amount of senior unsecured notes due 2019 (the “12.5% Unsecured Notes”); $612.0 million of which are still outstanding. Interest on the 12.5% Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1through the maturity date. The 12.5% Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%.

Covenants

As of March 31, 2015, we were in compliance with all covenants under our credit agreement and indentures.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Rate Protection

At March 31, 2015 and December 31, 2014, we were party to three interest rate swap agreements to convert $1.454 billion and $1.463 billion, respectively, of our outstanding variable rate debt to a fixed rate basis. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2014.

Critical Accounting Estimates
For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under the heading Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Recently Issued Accounting Standards

See note 1(e) of the notes to condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For a description of our policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk, please see our Annual Report for the fiscal year ended December 31, 2014 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of the principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporated in this Item 1, by reference, are the legal proceedings described in Note 7 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on May 1, 2015.

ACELITY L.P. INC.
(REGISTRANT)

Date: May 1, 2015	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: May 1, 2015	By:	/s/ Thomas W. Casey
Thomas W. Casey
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 1, 2015.

† Exhibit filed herewith.