Form 10-Q
period 2015-06-30
Acelity L.P. Inc.
filed 2015-07-31
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 29, 2015, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$141,152	$183,541
Accounts receivable, net	371,295	370,483
Inventories, net	184,118	178,222
Deferred income taxes	51,166	63,025
Prepaid expenses and other	32,145	27,563
Total current assets	779,876	822,834

Net property, plant and equipment	278,126	288,048
Debt issuance costs, net	66,044	77,896
Deferred income taxes	30,584	31,692
Goodwill	3,378,298	3,378,298
Identifiable intangible assets, net	2,312,809	2,397,251
Other non-current assets	4,686	4,694
	$6,850,423	$7,000,713

Liabilities and Equity:
Current liabilities:
Accounts payable	$48,073	$51,827
Accrued expenses and other	340,314	343,484
Current installments of long-term debt	25,382	25,721
Income taxes payable	4,661	1,305
Deferred income taxes	45,013	113,658
Total current liabilities	463,443	535,995

Long-term debt, net of current installments and discount	4,812,089	4,815,290
Non-current tax liabilities	34,336	33,300
Deferred income taxes	819,537	792,157
Other non-current liabilities	84,697	163,258
Total liabilities	6,214,102	6,340,000
Equity:
General partner’s capital	—	—
Limited partners’ capital	648,531	670,787
Accumulated other comprehensive loss, net	(12,210)	(10,074)
Total equity	636,321	660,713
	$6,850,423	$7,000,713

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Rental	$180,397	$173,629	$353,236	$338,606
Sales	281,248	285,549	552,459	563,207
Total revenue	461,645	459,178	905,695	901,813

Rental expenses	77,869	85,889	156,047	170,538
Cost of sales	75,509	80,082	148,923	161,472
Gross profit	308,267	293,207	600,725	569,803

Selling, general and administrative expenses	158,994	169,765	306,757	345,377
Research and development expenses	14,391	18,233	29,069	35,723
Acquired intangible asset amortization	44,712	48,754	90,589	99,443
Wake Forest settlement	—	198,578	—	198,578
Operating earnings (loss)	90,170	(142,123)	174,310	(109,318)

Interest income and other	67	127	214	222
Interest expense	(107,374)	(101,805)	(212,100)	(204,000)
Foreign currency gain (loss)	(6,799)	3,852	12,601	4,088
Derivative instruments loss	(919)	(4,297)	(4,267)	(4,300)
Loss from continuing operations before income tax expense (benefit)	(24,855)	(244,246)	(29,242)	(313,308)
Income tax benefit	(7,224)	(90,423)	(7,080)	(112,425)
Loss from continuing operations	(17,631)	(153,823)	(22,162)	(200,883)
Earnings from discontinued operations, net of tax	—	1,106	—	1,783
Net loss	$(17,631)	$(152,717)	$(22,162)	$(199,100)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net loss	$(17,631)	$(152,717)	$(22,162)	$(199,100)
Unrealized investment gain, net of tax benefit of $629 and $1 in 2014	—	(1,005)	—	(2)
Foreign currency translation adjustment, net of tax expense of $317 and $952 in 2015 and $440 and $502 in 2014	4,935	(103)	(2,136)	187
Total comprehensive loss	$(12,696)	$(153,825)	$(24,298)	$(198,915)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(22,162)	$(199,100)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	20,311	19,409
Depreciation and other amortization	132,334	160,528
Amortization of fair value step-up in inventory	—	6,680
Provision for bad debt	3,266	8,239
Equity-based compensation expense	1,305	2,103
Deferred income tax benefit	(30,224)	(141,532)
Unrealized gain on derivative instruments	(3,078)	(3,785)
Unrealized gain on foreign currency	(16,683)	(3,104)
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(968)	27,186
Increase in inventories, net	(10,856)	(10,881)
Decrease (increase) in prepaid expenses and other	(4,685)	9,765
Increase (decrease) in accounts payable	(3,533)	4,412
Increase (decrease) in accrued expenses and other	(76,509)	180,751
Increase in tax liabilities, net	6,213	707
Net cash provided (used) by operating activities	(5,269)	61,378

Cash flows from investing activities:
Additions to property, plant and equipment	(29,574)	(28,382)
Increase in inventory to be converted into equipment for short-term rental	(4,144)	(4,121)
Dispositions of property, plant and equipment	1,265	532
Businesses acquired in purchase transactions, net of cash acquired	(2,948)	(4,613)
Increase in identifiable intangible assets and other non-current assets	(3,646)	(4,230)
Net cash used by investing activities	(39,047)	(40,814)

Cash flows from financing activities:
Distribution to limited partners	(55)	—
Settlement of profits interest units	(1,348)	(1,416)
Proceeds from revolving credit facility	30,000	—
Repayments of long-term debt and capital lease obligations	(15,389)	(13,271)
Debt issuance costs	(6,256)	—
Net cash provided (used) by financing activities	6,952	(14,687)
Effect of exchange rate changes on cash and cash equivalents	(5,025)	841
Net increase (decrease) in cash and cash equivalents	(42,389)	6,718
Cash and cash equivalents, beginning of period	183,541	206,949
Cash and cash equivalents, end of period	$141,152	$213,667

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of June 30, 2015, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $481.7 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

(e)   Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. In July 2015, the FASB voted to defer the effective date of this ASU by one year. As a result, the amendments in ASU 2014-09 are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities would be permitted to adopt this ASU as early as the original public entity effective date, which was annual reporting periods beginning after December 15, 2016 and interim periods therein. Early adoption prior to that date would not be permitted. The Company is evaluating ASU No. 2014-09 to determine if it will have a material effect on our results of operations, financial position or disclosures.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" The objective of this ASU is to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of June 30, 2015, the Company had $66.0 million of unamortized debt issuance costs recorded as a deferred charge.

(f)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 2.     Acquisitions and Divestitures

Acquisitions

There were no significant acquisitions during the six months ended June 30, 2015.

Divestitures

SPY® Elite System

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014.

The operating results of the SPY® Elite System product portfolio included in discontinued operations are as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2014	2014

Revenue	$5,993	$10,897
Earnings before income taxes	$1,799	$2,899
Income tax expense	$693	$1,116
Earnings from discontinued operations, net of tax	$1,106	$1,783

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Gross trade accounts receivable:
Billed trade accounts receivable	$397,522	$396,329
Unbilled receivables	35,294	39,293
Less: Allowance for revenue adjustments	(62,839)	(61,460)
Gross trade accounts receivable	369,977	374,162
Less: Allowance for bad debt	(11,336)	(13,087)
Net trade accounts receivable	358,641	361,075
Other receivables	12,654	9,408
	$371,295	$370,483

(b)       Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods and tissue available for distribution	$133,966	$127,253
Goods and tissue in-process	10,318	6,887
Raw materials, supplies, parts and unprocessed tissue	69,757	67,567
	214,041	201,707
Less: Amounts expected to be converted into equipment for short-term rental	(11,659)	(7,515)
Reserve for excess and obsolete inventory	(18,264)	(15,970)
	$184,118	$178,222

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014

Senior Revolving Credit Facility - due 2016	$30,000	$—
Senior Dollar Term E-1 Credit Facility – due 2018	1,917,508	1,927,241
Senior Euro Term E-1 Credit Facility – due 2018	268,867	293,746
Senior Term E-2 Credit Facility – due 2016	313,758	315,351
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	—	101
Notional amount of debt	4,892,133	4,898,439

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(24,971)	(24,241)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(6,425)	(7,376)
Senior Term E-2 Credit Facility Discount, net of accretion	(2,792)	(2,955)
Second Lien Senior Secured Notes Discount, net of accretion	(18,028)	(20,205)
Senior Unsecured Notes Discount, net of accretion	(2,446)	(2,651)
Net discount on debt	(54,662)	(57,428)

Total debt, net of discount	4,837,471	4,841,011
Less: Current installments	(25,382)	(25,721)
	$4,812,089	$4,815,290

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At June 30, 2015, $30.0 million revolving credit loans were outstanding, while at December 31, 2014, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $38.0 million and $39.0 million, respectively. The $30 million borrowing under the Revolving Credit Facility was repaid in July 2015 using cash from operations. In addition, we had $8.9 million and $11.4 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of June 30, 2015 and December 31, 2014, respectively. The capacity of the Revolving Credit Facility is reduced for the $38.0 million and $39.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of June 30, 2015 and December 31, 2014, respectively. The resulting availability under the Revolving Credit Facility was $132.0 million and $161.0 million at June 30, 2015 and December 31, 2014, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

Covenants

As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. As of June 30, 2015, we were in compliance with all covenants under our credit agreement and indentures.

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

Interest Rate Protection

At June 30, 2015 and December 31, 2014, we were party to three interest rate swap agreements which are used to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$481,667	2.256%
12/31/13-12/31/16	$481,667	2.249%
12/31/13-12/31/16	$481,667	2.250%

Foreign Currency Exchange Rate Mitigation

At June 30, 2015 and December 31, 2014, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt as determined using Level 2 inputs was $2.536 billion and $2.520 billion, respectively, at June 30, 2015. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.501 billion and $2.584 billion, respectively, at December 31, 2014. The fair value of our long-term debt was estimated based upon open-market trades at or near period end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2015	December 31, 2014		June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$13,515	$13,936
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	5,410	8,067
Total derivatives		$—	$—		$18,925	$22,003

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest rate swap agreements	$(919)	$(4,287)	$(4,267)	$(4,362)
Foreign currency exchange contracts	—	(10)	—	62
	$(919)	$(4,297)	$(4,267)	$(4,300)

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on June 30, 2015, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at June 30, 2015 or December 31, 2014.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(10,074)	$(10,074)
Foreign currency translation adjustment, net of taxes of $952	(2,136)	(2,136)
Balances at June 30, 2015	$(12,210)	$(12,210)

During the six months ended June 30, 2015, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In August 2013, Vital Needs International, L.P. ("Vital Needs") filed a Demand for Arbitration with the American Arbitration Association seeking to recover in excess of $100 million in damages and legal fees against KCI entities based on a number of claims related to certain intellectual property rights sold by Vital Needs to KCI pursuant to a 2006 acquisition agreement. The arbitration hearing took place in January 2015, and the panel issued a favorable decision on April 10, 2015 ordering that Vital Needs take nothing by its claims. The trial court issued a judgment affirming the panel’s decision on May 27, 2015.

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation in the United States District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 ("the ‘200 Patent"). On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the trial court’s judgment and appealed the decision to the U.S. Federal Circuit Court of Appeals in Washington D.C. in July 2015. While we believe our defenses to LifeNet’s claims are meritorious, at this stage it is not possible to predict our likelihood of success on appeal.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 350 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. The parties have each selected two bellwether cases from which one case to be tried will be selected. Discovery is complete on each of the four bellwether cases. Trial of the first bellwether case is currently scheduled for January 2016. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 198 lawsuits in state and federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 196 LifeCell cases filed in a consolidated docket in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district federal case in West Virginia. Three cases are in New Jersey state court and the remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the Federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the Court granted KCI's motions dismissing all of the claims under the False Claims Act, which was appealed by the plaintiffs to the U.S. Court of Appeals for the Ninth Circuit. In July 2015 the Ninth Circuit reversed the decision of the trial court and remanded the case to the trial court for further proceedings. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Advanced Wound Therapeutics	$354,214	$347,473	$691,473	$678,268
Regenerative Medicine	103,529	107,524	207,698	214,180
Other operations (1)	3,902	4,181	6,524	9,365
Total revenue	$461,645	$459,178	$905,695	$901,813

Operating earnings (loss):
Advanced Wound Therapeutics	$117,642	$106,699	$230,527	$192,368
Regenerative Medicine	35,346	31,965	69,365	61,873
Other operations (1)	542	630	989	1,301
Non-allocated costs:
General headquarter expense	(1,526)	(822)	(2,949)	(2,412)
Equity-based compensation	(770)	(1,162)	(1,305)	(2,103)
Business optimization and transaction-related expenses (2)	(16,352)	(32,101)	(31,728)	(62,324)
Acquired intangible asset amortization (3)	(44,712)	(48,754)	(90,589)	(99,443)
Wake Forest settlement	—	(198,578)	—	(198,578)
Total non-allocated costs	(63,360)	(281,417)	(126,571)	(364,860)
Total operating earnings (loss)	$90,170	$(142,123)	$174,310	$(109,318)

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England.

(2)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(3)	Represents amortization of acquired intangible assets related to our Merger in November 2011, our acquisition of Systagenix in October 2013 and other technology acquisitions.

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of June 30, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2015
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$55,863	$—	$84,891	$—	$141,152
Accounts receivable, net	—	183,434	53,589	134,272	—	371,295
Inventories, net	—	99,322	111,525	99,600	(126,329)	184,118
Deferred income taxes	—	39,863	11,031	272	—	51,166
Prepaid expenses and other	—	19,411	3,506	243,010	(233,782)	32,145
Intercompany receivables	166	2,050,055	2,670,008	75,161	(4,795,390)	—
Total current assets	564	2,447,948	2,849,659	637,206	(5,155,501)	779,876
Net property, plant and equipment	—	304,260	65,918	138,667	(230,719)	278,126
Debt issuance costs, net	—	66,044	—	—	—	66,044
Deferred income taxes	—	—	—	30,584	—	30,584
Goodwill	—	2,483,240	732,138	162,920	—	3,378,298
Identifiable intangible assets, net	—	272,398	1,752,711	287,700	—	2,312,809
Other non-current assets	—	1,146	177	94,263	(90,900)	4,686
Intercompany loan receivables	—	750,000	431,255	—	(1,181,255)	—
Intercompany investments	644,537	428,968	151,925	—	(1,225,430)	—
	$645,101	$6,754,004	$5,983,783	$1,351,340	$(7,883,805)	$6,850,423

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$15,145	$12,849	$20,079	$—	$48,073
Accrued expenses and other	—	228,501	230,093	72,135	(190,415)	340,314
Intercompany payables	8,089	1,546,483	2,710,677	530,141	(4,795,390)	—
Current installments of long-term debt	—	25,382	—	—	—	25,382
Income taxes payable	—	—	117	4,544	—	4,661
Deferred income taxes	—	—	45,013	—	—	45,013
Total current liabilities	8,089	1,815,511	2,998,749	626,899	(4,985,805)	463,443
Long-term debt, net of current installments and discount	—	4,812,089	—	—	—	4,812,089
Non-current tax liabilities	—	9,980	6,346	18,010	—	34,336
Deferred income taxes	—	83,286	691,591	44,660	—	819,537
Other non-current liabilities	691	32,947	48,451	2,608	—	84,697
Intercompany loan payables	—	426,419	750,000	4,836	(1,181,255)	—
Total liabilities	8,780	7,180,232	4,495,137	697,013	(6,167,060)	6,214,102

Total equity	636,321	(426,228)	1,488,646	654,327	(1,716,745)	636,321
	$645,101	$6,754,004	$5,983,783	$1,351,340	$(7,883,805)	$6,850,423

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$157,674	$—	$22,723	$—	$180,397
Sales	—	87,967	217,740	203,091	(227,550)	281,248
Total revenue	—	245,641	217,740	225,814	(227,550)	461,645
Rental expenses	15	77,207	2,673	40,860	(42,886)	77,869
Cost of sales	10	90,719	136,937	85,024	(237,181)	75,509
Gross profit (loss)	(25)	77,715	78,130	99,930	52,517	308,267
Selling, general and administrative expenses	745	74,827	40,324	43,203	(105)	158,994
Research and development expenses	—	5,245	5,643	3,503	—	14,391
Acquired intangible asset amortization	—	13,304	19,313	12,095	—	44,712
Operating earnings (loss)	(770)	(15,661)	12,850	41,129	52,622	90,170
Non-operating intercompany transactions	—	22,536	188,971	(211,627)	120	—
Interest income and other	—	16,799	6,335	52	(23,119)	67
Interest expense	—	(113,673)	(16,798)	(22)	23,119	(107,374)
Foreign currency gain (loss)	—	(10,211)	695	2,717	—	(6,799)
Derivative instruments loss	—	(919)	—	—	—	(919)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(770)	(101,129)	192,053	(167,751)	52,742	(24,855)
Income tax expense (benefit)	—	(9,452)	(1,306)	3,534	—	(7,224)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(770)	(91,677)	193,359	(171,285)	52,742	(17,631)
Equity in earnings (loss) of subsidiaries	(16,861)	19,724	(171,285)	—	168,422	—
Earnings (loss) from continuing operations	(17,631)	(71,953)	22,074	(171,285)	221,164	(17,631)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(17,631)	$(71,953)	$22,074	$(171,285)	$221,164	$(17,631)
Total comprehensive income (loss)	$(12,696)	$(67,018)	$27,009	$(166,350)	$206,359	$(12,696)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$144,440	$—	$29,189	$—	$173,629
Sales	—	69,469	246,038	217,734	(247,692)	285,549
Total revenue	—	213,909	246,038	246,923	(247,692)	459,178
Rental expenses	37	70,687	3,180	53,929	(41,944)	85,889
Cost of sales	39	76,573	160,448	90,636	(247,614)	80,082
Gross profit (loss)	(76)	66,649	82,410	102,358	41,866	293,207
Selling, general and administrative expenses	1,085	73,021	41,729	54,000	(70)	169,765
Research and development expenses	—	6,241	6,535	5,457	—	18,233
Acquired intangible asset amortization	—	15,737	19,718	13,299	—	48,754
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(1,161)	(226,928)	14,428	29,602	41,936	(142,123)
Non-operating intercompany transactions	—	5,958	(20,244)	(22,982)	37,268	—
Interest income and other	—	17,301	3,063	47	(20,284)	127
Interest expense	—	(104,834)	(17,221)	(34)	20,284	(101,805)
Foreign currency gain (loss)	—	3,839	349	(336)	—	3,852
Derivative instruments loss	—	(4,297)	—	—	—	(4,297)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,161)	(308,961)	(19,625)	6,297	79,204	(244,246)
Income tax expense (benefit)	—	(110,451)	23,535	(3,507)	—	(90,423)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,161)	(198,510)	(43,160)	9,804	79,204	(153,823)
Equity in earnings (loss) of subsidiaries	(151,556)	(34,014)	9,804	—	175,766	—
Earnings (loss) from continuing operations	(152,717)	(232,524)	(33,356)	9,804	254,970	(153,823)
Earnings (loss) from discontinued operations, net of tax	—	—	1,106	—	—	1,106
Net earnings (loss)	$(152,717)	$(232,524)	$(32,250)	$9,804	$254,970	$(152,717)
Total comprehensive income (loss)	$(153,825)	$(233,632)	$(33,358)	$8,696	$258,294	$(153,825)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$307,372	$—	$45,864	$—	$353,236
Sales	—	171,704	457,431	432,754	(509,430)	552,459
Total revenue	—	479,076	457,431	478,618	(509,430)	905,695
Rental expenses	36	153,080	6,140	82,225	(85,434)	156,047
Cost of sales	53	180,215	296,190	172,998	(500,533)	148,923
Gross profit (loss)	(89)	145,781	155,101	223,395	76,537	600,725
Selling, general and administrative expenses	1,216	143,346	77,040	85,511	(356)	306,757
Research and development expenses	—	10,862	10,539	7,668	—	29,069
Acquired intangible asset amortization	—	27,184	38,769	24,636	—	90,589
Operating earnings (loss)	(1,305)	(35,611)	28,753	105,580	76,893	174,310
Non-operating intercompany transactions	—	20,854	219,820	(240,817)	143	—
Interest income and other	—	33,561	9,398	155	(42,900)	214
Interest expense	—	(221,455)	(33,516)	(29)	42,900	(212,100)
Foreign currency gain (loss)	—	24,795	(898)	(11,296)	—	12,601
Derivative instruments gain	—	(4,267)	—	—	—	(4,267)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,305)	(182,123)	223,557	(146,407)	77,036	(29,242)
Income tax expense (benefit)	—	(9,037)	(1,165)	3,122	—	(7,080)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,305)	(173,086)	224,722	(149,529)	77,036	(22,162)
Equity in earnings (loss) of subsidiaries	(20,857)	68,677	(149,529)	—	101,709	—
Earnings (loss) from continuing operations	(22,162)	(104,409)	75,193	(149,529)	178,745	(22,162)
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(22,162)	$(104,409)	$75,193	$(149,529)	$178,745	$(22,162)
Total comprehensive income (loss)	$(24,298)	$(106,545)	$73,057	$(151,665)	$185,153	$(24,298)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$280,204	$—	$58,402	$—	$338,606
Sales	—	135,338	448,070	426,200	(446,401)	563,207
Total revenue	—	415,542	448,070	484,602	(446,401)	901,813
Rental expenses	80	139,478	5,328	108,040	(82,388)	170,538
Cost of sales	45	141,914	275,512	183,470	(439,469)	161,472
Gross profit (loss)	(125)	134,150	167,230	193,092	75,456	569,803
Selling, general and administrative expenses	1,978	152,303	88,382	102,887	(173)	345,377
Research and development expenses	—	11,863	13,279	10,581	—	35,723
Acquired intangible asset amortization	—	32,162	39,890	27,391	—	99,443
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(2,103)	(260,756)	25,679	52,233	75,629	(109,318)
Non-operating intercompany transactions	—	(668)	(28,526)	(30,989)	60,183	—
Interest income and other	—	34,501	12,891	77	(47,247)	222
Interest expense	—	(216,850)	(34,358)	(39)	47,247	(204,000)
Foreign currency gain (loss)	—	3,379	303	406	—	4,088
Derivative instruments loss	—	(4,300)	—	—	—	(4,300)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,103)	(444,694)	(24,011)	21,688	135,812	(313,308)
Income tax expense (benefit)	—	(190,439)	55,369	22,645	—	(112,425)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,103)	(254,255)	(79,380)	(957)	135,812	(200,883)
Equity in earnings (loss) of subsidiaries	(196,997)	(84,764)	(957)	—	282,718	—
Earnings (loss) from continuing operations	(199,100)	(339,019)	(80,337)	(957)	418,530	(200,883)
Earnings (loss) from discontinued operations, net of tax	—	—	1,783	—	—	1,783
Net earnings (loss)	$(199,100)	$(339,019)	$(78,554)	$(957)	$418,530	$(199,100)
Total comprehensive income (loss)	$(198,915)	$(338,834)	$(78,369)	$(772)	$417,975	$(198,915)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(22,162)	$(104,409)	$75,193	$(149,529)	$178,745	$(22,162)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	2,708	154,403	(127,098)	40,959	(54,079)	16,893
Net cash provided (used) by operating activities	(19,454)	49,994	(51,905)	(108,570)	124,666	(5,269)
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(67,950)	(3,721)	(9,709)	48,927	(32,453)
Businesses acquired in purchase transactions, net of cash acquired	—	—	—	(2,948)	—	(2,948)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	9	(3,595)	(60)	—	(3,646)
Net cash provided (used) by investing activities	—	(67,941)	(7,316)	(12,717)	48,927	(39,047)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of profits interest units	(1,348)	—	—	—	—	(1,348)
Proceeds from revolving credit facility	—	30,000	—	—	—	30,000
Repayments of long-term debt and capital lease obligations	—	(12,916)	(2,500)	27	—	(15,389)
Debt issuance costs	—	(6,256)	—	—	—	(6,256)
Proceeds (payments) on intercompany loans	—	16,125	(11,399)	(4,726)	—	—
Proceeds (payments) on intercompany investments	20,857	5,830	71,621	75,285	(173,593)	—
Net cash provided (used) by financing activities	19,454	32,783	57,722	70,586	(173,593)	6,952
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,025)	—	(5,025)
Net increase (decrease) in cash and cash equivalents	—	14,836	(1,499)	(55,726)	—	(42,389)
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$55,863	$—	$84,891	$—	$141,152

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(199,100)	$(339,019)	$(78,554)	$(957)	$418,530	$(199,100)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	3,518	145,948	116,189	95,906	(101,083)	260,478
Net cash provided (used) by operating activities	(195,582)	(193,071)	37,635	94,949	317,447	61,378
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(55,257)	(3,587)	(30,561)	57,434	(31,971)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(424)	(3,711)	(95)	—	(4,230)
Net cash provided (used) by investing activities	—	(55,681)	(11,798)	(30,769)	57,434	(40,814)
Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—	—	—	—	(1,416)
Repayments of long-term debt and capital lease obligations	—	(13,240)	—	(31)	—	(13,271)
Proceeds (payments) on intercompany loans	—	216,613	(26,363)	(190,250)	—	—
Proceeds (payments) on intercompany investments	196,998	84,540	408	92,935	(374,881)	—
Net cash provided (used) by financing activities	195,582	287,913	(25,955)	(97,346)	(374,881)	(14,687)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	841	—	841
Net increase (decrease) in cash and cash equivalents	—	39,161	(118)	(32,325)	—	6,718
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$126,932	$—	$86,337	$—	$213,667

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

Our Advanced Wound Therapeutics business is focused on the development and commercialization of advanced wound therapeutics devices and dressings and accounted for approximately $354.2 million or 76.8% and $691.5 million or 76.3% of our global revenue in the second quarter and first six months of 2015, respectively. Our Advanced Wound Therapeutics business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), advanced dressings, negative pressure surgical management (“NPSM”) and epidermal harvesting. Our advanced wound therapeutics dressings are used for the management of chronic and acute wounds. Our Advanced Wound Therapeutics business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. Key brands in our Advanced Wound Therapeutics business include the V.A.C. NPWT line of products, Prevena, ABThera, CelluTome, Promogran, Tielle, and Adaptic.

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business. Regenerative medicine accounted for approximately $103.5 million or 22.4% and $207.7 million or 22.9% of our global revenue in the second quarter and first six months of 2015, respectively.

Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England and accounted for approximately $3.9 million or 0.8% and $6.5 million or 0.8% of our global revenue in the second quarter and first six months of 2015, respectively.

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
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue as well as the percentage change in each line item, comparing the second quarter and first six months of 2015 to the second quarter and first six months of 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change
Advanced Wound Therapeutics revenue:
Rental	$180,397	$173,629	3.9%	$353,236	$338,606	4.3%
Sales	173,817	173,844	—	338,237	339,662	(0.4)
Total – Advanced Wound Therapeutics	354,214	347,473	1.9	691,473	678,268	1.9

Regenerative Medicine revenue:
Sales	103,529	107,524	(3.7)	207,698	214,180	(3.0)

Other revenue:
Sales	3,902	4,181	(6.7)	6,524	9,365	(30.3)

Total consolidated revenue:
Rental	180,397	173,629	3.9	353,236	338,606	4.3
Sales	281,248	285,549	(1.5)	552,459	563,207	(1.9)
Total consolidated revenue	$461,645	$459,178	0.5%	$905,695	$901,813	0.4%

The increase in total revenue compared to the prior-year periods was due to higher Advanced Wound Therapeutics rental revenue, partially offset by lower Regenerative Medicine revenue and Advanced Wound Therapeutics sales revenue. Foreign currency exchange rate movements negatively impacted worldwide revenue during the second quarter and first six months of 2015 by 4.6% and 4.3% compared to the prior-year periods.

The increase in worldwide Advanced Wound Therapeutics revenue from the prior-year periods was attributable primarily to increased NPWT volumes, partially offset by lower average pricing due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements negatively impacted worldwide Advanced Wound Therapeutics revenue during the second quarter and first six months of 2015 by 5.5% and 5.2% compared to the prior-year periods.

The decline in worldwide Regenerative Medicine revenue from the prior-year periods was due primarily to decreased volumes of abdominal wall repair procedures using biologics as some customers are choosing lower cost alternatives. Foreign currency exchange rate movements negatively impacted worldwide Regenerative Medicine revenue during the second quarter and first six months of 2015 by 1.4% and 1.3% compared to the prior-year periods.

Revenue by Geography

The following table sets forth, for the periods indicated, rental and sales revenue by geography as well as the percentage change in each line item, comparing the second quarter and first six months of 2015 to the second quarter and first six months of 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

Americas revenue:
Rental	$161,187	$148,798	8.3%	$314,495	$288,821	8.9%
Sales	197,454	191,876	2.9	390,216	381,956	2.2
Total – Americas	358,641	340,674	5.3	704,711	670,777	5.1

EMEA/APAC revenue:
Rental	19,210	24,831	(22.6)	38,741	49,785	(22.2)
Sales	83,794	93,673	(10.5)	162,243	181,251	(10.5)
Total – EMEA/APAC	103,004	118,504	(13.1)	200,984	231,036	(13.0)

Total consolidated revenue:
Rental	180,397	173,629	3.9	353,236	338,606	4.3
Sales	281,248	285,549	(1.5)	552,459	563,207	(1.9)
Total consolidated revenue	$461,645	$459,178	0.5%	$905,695	$901,813	0.4%

Foreign currency exchange rate movements negatively impacted Americas revenue during the second quarter and first six months of 2015 by 0.8% and 0.7% compared to the prior-year periods. Foreign currency exchange rate movements negatively impacted EMEA/APAC revenue during the second quarter and first six months of 2015 by 15.3% and 14.5% compared to the prior-year periods.

Revenue Relationship

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended June 30,				Six months ended June 30,
	2015	2014	Change		2015	2014	Change

Advanced Wound Therapeutics revenue	76.8%	75.7%	110	bps	76.3%	75.2%	110	bps
Regenerative Medicine revenue	22.4	23.4	(100)	bps	22.9	23.7	(80)	bps
Other revenue	0.8	0.9	(10)	bps	0.8	1.1	(30)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Americas revenue	77.7%	74.2%	350	bps	77.8%	74.4%	340	bps
EMEA/APAC revenue	22.3	25.8	(350)	bps	22.2	25.6	(340)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	39.1%	37.8%	130	bps	39.0%	37.5%	150	bps
Sales revenue	60.9	62.2	(130)	bps	61.0	62.5	(150)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental Expenses

The following table presents rental expenses for the periods indicated as well as the percentage change in each line item, comparing the second quarter and first six months of 2015 to the second quarter and first six months of 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

Rental expenses	$77,869	$85,889	(9.3)%	$156,047	$170,538	(8.5)%

Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. Rental expenses during the second quarter and first six months of 2015 decreased from the prior-year periods due primarily to a decrease in depreciation related to the fixed asset step up associated with purchase accounting of $5.4 million and $13.5 million, respectively. Foreign currency exchange rate movements favorably impacted rental expenses during the second quarter and first six months of 2015 by $5.3 million and $9.9 million, respectively, compared to the prior-year periods. These decreases were partially offset by increases in marketing and selling related expenses.

Cost of Sales

The following table presents cost of sales as well as the percentage change in each line item, comparing the second quarter and first six months of 2015 to the second quarter and first six months of 2014 (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

Cost of sales	$75,509	$80,082	(5.7)%	$148,923	$161,472	(7.8)%

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. Foreign currency exchange rate movements favorably impacted cost of sales during the second quarter and first six months of 2015 by $4.6 million and $8.0 million, respectively, compared to the prior-year periods. The remaining decrease in cost of sales in the second quarter of 2015 compared to the prior-year period was due primarily to lower sales volumes from the Regenerative Medicine business, partially offset by higher AWT sales volumes. The remaining decrease in cost of sales during the first six months of 2015 compared to the prior-year period was due primarily to lower sales volumes from the Regenerative Medicine business and $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the Systagenix acquisition purchase accounting adjustments related to the step up in value of inventory, partially offset by higher AWT sales volumes.

Gross Profit Margin

The following table presents the gross profit margin (calculated as gross profit divided by total revenue for the periods indicated):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	% Change		2015	2014	% Change

Gross profit margin	66.8%	63.9%	290	bps	66.3%	63.2%	310	bps

The gross profit margin increase during the second quarter of 2015 compared to the prior-year period was due primarily to a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting. The gross profit margin increase during the first six months of 2015 compared to the prior-year period was due primarily to $6.7 million of additional cost of sales recorded in the first quarter of 2014 related to the inventory step up and a decrease in depreciation expense related to the fixed asset step up associated with purchase accounting.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,			Six months ended June 30,
	2015	2014	% Change	2015	2014	% Change

Selling, general and administrative expenses	$158,994	$169,765	(6.3)%	$306,757	$345,377	(11.2)%

Selling, general and administrative (“SG&A”) expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. Foreign currency exchange rate movements favorably impacted SG&A expenses during the second quarter and first six months of 2015 by $7.0 million and $12.9 million, respectively, compared to the prior-year periods. The remaining decrease in SG&A is due primarily to lower selling-related costs and savings associated with our integration efforts. Salary-related expenses decreased due to lower employee headcount. Expenses associated with business optimization and integration activities also declined compared to the prior year period.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	% Change		2015	2014	% Change

Research and development expenses	$14,391	$18,233	(21.1)%		$29,069	$35,723	(18.6)%
As a percent of total revenue	3.1%	4.0%	(90)	bps	3.2%	4.0%	(80)	bps

Research and development ("R&D") expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, as well as new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgery products in our Regenerative Medicine business. The decrease in R&D is due primarily to salary related expenses due to lower employee headcount. Expenses associated with product development, clinical studies and clinical research also decreased due to savings associated with our integration efforts.

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 merger, the 2013 Systagenix acquisition and various technology acquisitions. During the second quarters of 2015 and 2014, we recorded $44.7 million and $48.8 million, respectively, of amortization expense associated with these identifiable intangible assets. During the first six months of 2015 and 2014, we recorded $90.6 million and $99.4 million, respectively, of amortization expense associated with these identifiable intangible assets.

Wake Forest Settlement

On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280 million, according to the following schedule: $80 million paid in July 2014, $85 million paid in June 2015, $85 million to be paid in June 2016, and $30 million to be paid in June 2017. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Interest Expense

Interest expense increased to $107.4 million and $212.1 million in the second quarter and first six months of 2015, respectively, compared to $101.8 million and $204.0 million in the prior-year periods due to accretion of the Wake Forest settlement liability related to the settlement and release agreement with Wake Forest entered into during the second quarter of 2014 and higher interest rates associated with Amendment No. 6 of our Senior Secured Credit Facility we entered into on March 10, 2015.

Foreign Currency Gain (Loss)

Foreign currency transactions resulted in a loss of $6.8 million and a gain of $12.6 million during the second quarter and first six months of 2015, respectively, compared to gains of $3.9 million and $4.1 million in the prior-year periods. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $9.5 million and gain of $23.0 million during the second quarter and first six months of 2015, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented foreign currency transaction gains of $3.3 million and $3.1 million in the prior-year periods. Excluding the revaluation of the Term E-1 EURO loan to U.S. dollars, we recognized foreign currency exchange gain of $2.7 million and loss of $10.4 million during the second quarter and first six months of 2015, respectively, compared to gains of $0.5 million and $1.0 million in the prior-year periods due to significant fluctuations in the Euro exchange rate.
.
Derivative Instruments Loss

During the second quarter and first six months of 2015, we recorded a derivative instruments loss of $0.9 million and $4.3 million, respectively, compared to losses of $4.3 million in each of the prior-year periods due primarily to fluctuations in the value of our interest rate derivative instruments.

Earnings from Discontinued Operations

No gains or losses from discontinued operations were recorded in the second quarter and first six months of 2015. During the second quarter and first six months of 2014, we recorded a gain from discontinued operations, net of tax, of $1.1 million and $1.8 million, respectively, related to the disposition of our SPY assets.

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

Sources of Capital

Based upon the current level of operations, we believe our existing capital resources, as well as cash flows from operating activities and availability under our Revolving Credit Facility will be adequate to meet our anticipated cash requirements for at least the next twelve months. Cash flows related to discontinued operations were not material for the first six months of 2014 and therefore have not been separately disclosed in the condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. During the first six months of 2015, cash from operations was impacted by the $85 million payment to Wake Forest under our Settlement Agreement resulting in a temporary $30 million borrowing under our Revolving Credit Facility. The $30 million borrowing under the Revolving Credit Facility was repaid in July 2015 using cash from operations. During the first six months of 2014, our primary source of capital was cash from operations. The following table summarizes the net cash provided and used by operating activities, investing activities and financing activities (in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided (used) by operating activities	$(5,269)	$61,378
Net cash used by investing activities	(39,047)	(40,814)
Net cash provided (used) by financing activities	6,952	(14,687)
Effect of exchange rates changes on cash and cash equivalents	(5,025)	841
Net increase (decrease) in cash and cash equivalents	$(42,389)	$6,718

As of June 30, 2015 and December 31, 2014, our principal sources of liquidity consisted of $141.2 million and $183.5 million, respectively, of cash and cash equivalents. We also had availability of $132.0 million and $161.0 million under our Revolving Credit Facility as of June 30, 2015 and December 31, 2014, respectively.

Capital Expenditures

During the first six months of 2015 and 2014, we made capital expenditures of $29.6 million and $28.4 million, respectively. Capital expenditures during the first six months of 2015 and 2014 related primarily to expanding the rental fleet and information technology projects and purchases.

Senior Secured Credit Facility

The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2015 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	6.03%		$30,000	$131,976	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	5.00%	(3)	1,892,537	—
Senior Euro Term E-1 Credit Facility	May 2018	5.67%	(3)	262,442	—
Senior Term E-2 Credit Facility	November 2016	4.69%	(3)	310,966	—
Total				$2,495,945	$131,976
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At June 30, 2015, the amount available under the Revolving Credit Facility reflected a reduction of $38.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $8.9 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of June 30, 2015 was 4.50% on the Senior Dollar Term E-1 Credit Facility, 4.75% on the Senior Euro Term E-1 Credit Facility and 4.00% on the Senior Term E-2 Credit Facility.

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

Covenants

As of June 30, 2015, we were in compliance with all covenants under our credit agreement and indentures.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Rate Protection

At June 30, 2015 and December 31, 2014, we were party to three interest rate swap agreements to convert $1.445 billion and $1.463 billion, respectively, of our outstanding variable rate debt to a fixed rate basis. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on July 31, 2015.

ACELITY L.P. INC.
(REGISTRANT)

Date: July 31, 2015	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: July 31, 2015	By:	/s/ Thomas W. Casey
Thomas W. Casey
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Amended and Restated Limited Partnership Agreement of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated July 31, 2015.

† Exhibit filed herewith.