Form 10-Q
period 2015-09-30
Acelity L.P. Inc.
filed 2015-10-28
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 26, 2015, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$197,010	$183,541
Accounts receivable, net	383,438	370,483
Inventories, net	182,152	178,222
Deferred income taxes	27,699	63,025
Prepaid expenses and other	43,121	27,563
Total current assets	833,420	822,834

Net property, plant and equipment	270,077	288,048
Debt issuance costs, net	59,998	77,896
Deferred income taxes	26,705	31,692
Goodwill	3,378,298	3,378,298
Identifiable intangible assets, net	2,270,324	2,397,251
Other non-current assets	4,772	4,694
	$6,843,594	$7,000,713

Liabilities and Equity:
Current liabilities:
Accounts payable	$51,120	$51,827
Accrued expenses and other	405,631	343,484
Current installments of long-term debt	25,388	25,721
Income taxes payable	3	1,305
Deferred income taxes	44,928	113,658
Total current liabilities	527,070	535,995

Long-term debt, net of current installments and discount	4,780,663	4,815,290
Non-current tax liabilities	34,386	33,300
Deferred income taxes	798,417	792,157
Other non-current liabilities	82,951	163,258
Total liabilities	6,223,487	6,340,000
Equity:
General partner’s capital	—	—
Limited partners’ capital	638,114	670,787
Accumulated other comprehensive loss, net	(18,007)	(10,074)
Total equity	620,107	660,713
	$6,843,594	$7,000,713

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Rental	$185,952	$188,843	$539,188	$527,449
Sales	291,728	292,950	844,187	856,157
Total revenue	477,680	481,793	1,383,375	1,383,606

Rental expenses	76,625	83,581	232,672	254,119
Cost of sales	76,929	83,799	225,852	245,271
Gross profit	324,126	314,413	924,851	884,216

Selling, general and administrative expenses	159,956	162,269	466,713	507,646
Research and development expenses	14,271	15,879	43,340	51,602
Acquired intangible asset amortization	43,845	47,918	134,434	147,361
Wake Forest settlement	—	—	—	198,578
Operating earnings (loss)	106,054	88,347	280,364	(20,971)

Interest income and other	68	23	282	245
Interest expense	(106,609)	(104,475)	(318,709)	(308,475)
Foreign currency gain (loss)	(9,189)	9,599	3,412	13,687
Derivative instruments gain (loss)	(869)	1,630	(5,136)	(2,670)
Loss from continuing operations before income tax expense (benefit)	(10,545)	(4,876)	(39,787)	(318,184)
Income tax benefit	(593)	(1,641)	(7,673)	(114,066)
Loss from continuing operations	(9,952)	(3,235)	(32,114)	(204,118)
Earnings from discontinued operations, net of tax	—	1,398	—	3,181
Net loss	$(9,952)	$(1,837)	$(32,114)	$(200,937)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net loss	$(9,952)	$(1,837)	$(32,114)	$(200,937)
Unrealized investment loss, net of tax benefit of $411 and $412 in 2014	—	(657)	—	(659)
Foreign currency translation adjustment, net of tax benefit (expense) of $475 and $(478) in 2015 and $(279) and $(782) in 2014	(5,797)	(3,425)	(7,933)	(3,238)
Total comprehensive loss	$(15,749)	$(5,919)	$(40,047)	$(204,834)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(32,114)	$(200,937)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	30,717	29,179
Depreciation and other amortization	197,158	234,514
Amortization of fair value step-up in inventory	—	6,680
Provision for bad debt	5,465	11,613
Equity-based compensation expense	2,366	2,966
Deferred income tax benefit	(24,586)	(127,799)
Unrealized gain on derivative instruments	(5,978)	(9,310)
Unrealized gain on foreign currency	(9,537)	(27,559)
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(15,889)	26,065
Increase in inventories, net	(15,751)	(9,275)
Decrease (increase) in prepaid expenses and other	(15,660)	12,341
Increase (decrease) in accounts payable	(545)	7,402
Increase (decrease) in accrued expenses and other	(7,772)	161,227
Increase (decrease) in tax liabilities, net	2,136	(12,076)
Net cash provided by operating activities	110,010	105,031

Cash flows from investing activities:
Additions to property, plant and equipment	(46,115)	(46,760)
Increase in inventory to be converted into equipment for short-term rental	(2,110)	(3,289)
Dispositions of property, plant and equipment	1,917	2,251
Businesses acquired in purchase transactions, net of cash acquired	(2,948)	(4,613)
Increase in identifiable intangible assets and other non-current assets	(5,501)	(9,351)
Net cash used by investing activities	(54,757)	(61,762)

Cash flows from financing activities:
Distribution to limited partners	(55)	—
Settlement of profits interest units	(2,812)	(1,416)
Proceeds from revolving credit facility	30,000	—
Repayments of long-term debt and other financing obligations	(54,372)	(19,863)
Debt issuance costs	(6,256)	—
Net cash used by financing activities	(33,495)	(21,279)
Effect of exchange rate changes on cash and cash equivalents	(8,289)	(4,034)
Net increase in cash and cash equivalents	13,469	17,956
Cash and cash equivalents, beginning of period	183,541	206,949
Cash and cash equivalents, end of period	$197,010	$224,905

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of September 30, 2015, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $478.7 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Adopted Accounting Standards

In April 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. ASU No. 2014-08 changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations - that is, a major effect on the organization’s operations and financial results should be presented as discontinued operations. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The Company adopted this ASU effective January 1, 2015. We do not anticipate that it will have a material effect on our results of operations, financial position or disclosures.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating this ASU, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement -Extraordinary and Unusual Items (Subtopic 225-20)." The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is evaluating this ASU, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This ASU provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. The Company is evaluating this ASU, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." The objective of this ASU is to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of September 30, 2015, the Company had $60.0 million of unamortized debt issuance costs recorded as a deferred charge.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The amendments in this ASU do not apply to inventory that is measured using last-in, first-out or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. An entity should measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating this ASU, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is evaluating this ASU, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

(f)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

NOTE 2.     Acquisitions and Divestitures

Acquisitions

There were no significant acquisitions during the nine months ended September 30, 2015.

Divestitures

SPY® Elite System

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”) to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014.

The operating results of the SPY® Elite System product portfolio included in discontinued operations are as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2014	2014

Revenue	$6,858	$17,755
Earnings before income taxes	$2,273	$5,172
Income tax expense	$875	$1,991
Earnings from discontinued operations, net of tax	$1,398	$3,181

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Gross trade accounts receivable:
Billed trade accounts receivable	$402,363	$396,329
Unbilled receivables	43,182	39,293
Less: Allowance for revenue adjustments	(66,031)	(61,460)
Gross trade accounts receivable	379,514	374,162
Less: Allowance for bad debt	(12,036)	(13,087)
Net trade accounts receivable	367,478	361,075
Other receivables	15,960	9,408
	$383,438	$370,483

(b)       Inventories, net

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Finished goods and tissue available for distribution	$131,819	$127,253
Goods and tissue in-process	10,390	6,887
Raw materials, supplies, parts and unprocessed tissue	67,941	67,567
	210,150	201,707
Less: Amounts expected to be converted into equipment for short-term rental	(9,625)	(7,515)
Reserve for excess and obsolete inventory	(18,373)	(15,970)
	$182,152	$178,222

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014

Senior Dollar Term E-1 Credit Facility – due 2018	$1,912,641	$1,927,241
Senior Euro Term E-1 Credit Facility – due 2018	268,762	293,746
Senior Term E-2 Credit Facility – due 2016	312,962	315,351
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	—	101
Notional amount of debt	4,856,365	4,898,439

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(22,892)	(24,241)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(5,906)	(7,376)
Senior Term E-2 Credit Facility Discount, net of accretion	(2,284)	(2,955)
Second Lien Senior Secured Notes Discount, net of accretion	(16,894)	(20,205)
Senior Unsecured Notes Discount, net of accretion	(2,338)	(2,651)
Net discount on debt	(50,314)	(57,428)

Total debt, net of discount	4,806,051	4,841,011
Less: Current installments	(25,388)	(25,721)
	$4,780,663	$4,815,290

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At September 30, 2015 and December 31, 2014, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $38.3 million and $39.0 million, respectively. In addition, we had $8.8 million and $11.4 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of September 30, 2015 and December 31, 2014, respectively. The capacity of the Revolving Credit Facility is reduced for the $38.3 million and $39.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of September 30, 2015 and December 31, 2014, respectively. The resulting availability under the Revolving Credit Facility was $161.7 million and $161.0 million at September 30, 2015 and December 31, 2014, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

Covenants

As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. As of September 30, 2015, we were in compliance with all covenants under our credit agreement and indentures.

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

Interest Rate Protection

At September 30, 2015 and December 31, 2014, we were party to three interest rate swap agreements which are used to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$478,700	2.256%
12/31/13-12/31/16	$478,700	2.249%
12/31/13-12/31/16	$478,700	2.250%

Foreign Currency Exchange Rate Mitigation

At September 30, 2015 and December 31, 2014, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt, approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt as determined using Level 2 inputs was $2.489 billion and $2.479 billion, respectively, at September 30, 2015. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.501 billion and $2.584 billion, respectively, at December 31, 2014. The fair value of our long-term debt was estimated based upon open-market trades at or near period end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		September 30, 2015	December 31, 2014		September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$13,076	$13,936
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	2,950	8,067
Total derivatives		$—	$—		$16,026	$22,003

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest rate swap agreements	$(869)	$1,630	$(5,136)	$(2,732)
Foreign currency exchange contracts	—	—	—	62
	$(869)	$1,630	$(5,136)	$(2,670)

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on September 30, 2015, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at September 30, 2015 or December 31, 2014.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(10,074)	$(10,074)
Foreign currency translation adjustment, net of taxes of $478	(7,933)	(7,933)
Balances at September 30, 2015	$(18,007)	$(18,007)

During the nine months ended September 30, 2015, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell in the U.S. District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleges that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200 (the " '200 Patent"). In November 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the appeal stages of this litigation and intends to defend any further claims by LifeNet. LifeCell has filed an appeal in the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds. In September 2015, LifeCell filed suit against LifeNet in the U.S. District Court for the District of New Jersey seeking declaratory judgment that LifeCell’s products do not infringe U.S. Patent No. 9,125,971 (the " '971 Patent") which issued to LifeNet the same day. LifeCell also filed a petition with United States Patent and Trademark Office to invalidate the ‘971 Patent. The ‘971 Patent is a continuation of the ‘200 Patent.

Products Liability Litigation

LifeCell is a defendant in approximately 354 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Discovery was completed in four bellwether cases. In August 2015, LifeCell was successful in obtaining a summary judgment resulting in the dismissal of two of the four bellwether cases, and the dismissal of the design defect claims in the remaining two bellwether cases. The plaintiffs have appealed these decisions. Trial of the first remaining bellwether case is currently scheduled for January 2016. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell has been named as a defendant in approximately 257 lawsuits in state and U.S. federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 253 LifeCell cases filed in two consolidated dockets in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district U.S. federal case in West Virginia that is proceeding very slowly. LifeCell has been named, but not served, in 12 cases with multiple plaintiffs and defendants in St. Louis, Missouri State court. The St. Louis cases are aimed at the entire pelvic mesh industry and it is unknown at this time if Repliform was actually implanted in any of the plaintiffs. The remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General (“OIG”) seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors (“DME MACs”). KCI cooperated with the OIG's inquiry and provided substantial documentation to the OIG and the U.S. Attorneys' office in response to its request. The government's inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government's review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds.  In 2012, the District Court granted KCI's motions dismissing all of the claims under the False Claims Act. The cases went to appeal in the U.S. Court of Appeals for the Ninth Circuit which reversed the District Court's dismissal of the suits and remanded the cases back to the District Court for further proceedings. We believe that our defenses to the claims in the Hartpence and Goedecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Advanced Wound Therapeutics	$365,819	$372,965	$1,057,292	$1,051,233
Regenerative Medicine	109,332	104,611	317,030	318,791
Other operations (1)	2,529	4,217	9,053	13,582
Total revenue	$477,680	$481,793	$1,383,375	$1,383,606

Operating earnings (loss):
Advanced Wound Therapeutics	$126,330	$131,792	$356,857	$324,160
Regenerative Medicine	38,922	31,980	108,287	93,853
Other operations (1)	421	557	1,410	1,858
Non-allocated costs:
General headquarter expense	(1,179)	(1,063)	(4,128)	(3,475)
Equity-based compensation	(1,061)	(863)	(2,366)	(2,966)
Business optimization and transaction-related expenses (2)	(13,534)	(26,138)	(45,262)	(88,462)
Acquired intangible asset amortization (3)	(43,845)	(47,918)	(134,434)	(147,361)
Wake Forest settlement	—	—	—	(198,578)
Total non-allocated costs	(59,619)	(75,982)	(186,190)	(440,842)
Total operating earnings (loss)	$106,054	$88,347	$280,364	$(20,971)

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England.

(2)	Represents expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(3)	Represents amortization of acquired intangible assets related to our Merger in November 2011, our acquisition of Systagenix in October 2013 and other technology acquisitions.

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of September 30, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
September 30, 2015
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$24,095	$3,379	$169,138	$—	$197,010
Accounts receivable, net	—	187,029	53,341	143,068	—	383,438
Inventories, net	—	86,136	103,584	105,838	(113,406)	182,152
Deferred income taxes	—	19,319	7,434	946	—	27,699
Prepaid expenses and other	—	16,628	14,629	243,502	(231,638)	43,121
Intercompany receivables	166	2,060,253	2,655,517	31,384	(4,747,320)	—
Total current assets	564	2,393,460	2,837,884	693,876	(5,092,364)	833,420
Net property, plant and equipment	—	302,230	63,003	130,263	(225,419)	270,077
Debt issuance costs, net	—	59,998	—	—	—	59,998
Deferred income taxes	—	—	—	26,705	—	26,705
Goodwill	—	2,483,240	732,138	162,920	—	3,378,298
Identifiable intangible assets, net	—	259,638	1,735,640	275,046	—	2,270,324
Other non-current assets	—	1,231	270	94,171	(90,900)	4,772
Intercompany loan receivables	—	745,000	433,281	—	(1,178,281)	—
Intercompany investments	629,849	462,677	161,170	—	(1,253,696)	—
	$630,413	$6,707,474	$5,963,386	$1,382,981	$(7,840,660)	$6,843,594

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$17,255	$11,946	$21,919	$—	$51,120
Accrued expenses and other	—	295,281	224,659	73,979	(188,288)	405,631
Intercompany payables	9,553	1,553,950	2,668,943	514,874	(4,747,320)	—
Current installments of long-term debt	—	25,388	—	—	—	25,388
Income taxes payable	—	—	—	3	—	3
Deferred income taxes	—	—	44,928	—	—	44,928
Total current liabilities	9,553	1,891,874	2,950,476	610,775	(4,935,608)	527,070
Long-term debt, net of current installments and discount	—	4,780,663	—	—	—	4,780,663
Non-current tax liabilities	—	9,646	6,306	18,434	—	34,386
Deferred income taxes	—	66,732	688,665	43,020	—	798,417
Other non-current liabilities	753	30,717	48,799	2,682	—	82,951
Intercompany loan payables	—	429,482	745,000	3,799	(1,178,281)	—
Total liabilities	10,306	7,209,114	4,439,246	678,710	(6,113,889)	6,223,487

Total equity	620,107	(501,640)	1,524,140	704,271	(1,726,771)	620,107
	$630,413	$6,707,474	$5,963,386	$1,382,981	$(7,840,660)	$6,843,594

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$164,284	$—	$21,668	$—	$185,952
Sales	—	91,638	220,649	195,760	(216,319)	291,728
Total revenue	—	255,922	220,649	217,428	(216,319)	477,680
Rental expenses	21	79,983	2,729	37,721	(43,829)	76,625
Cost of sales	14	93,444	135,240	84,654	(236,423)	76,929
Gross profit (loss)	(35)	82,495	82,680	95,053	63,933	324,126
Selling, general and administrative expenses	1,026	77,673	38,425	43,173	(341)	159,956
Research and development expenses	—	5,324	5,251	3,418	278	14,271
Acquired intangible asset amortization	—	12,753	19,175	11,917	—	43,845
Operating earnings (loss)	(1,061)	(13,255)	19,829	36,545	63,996	106,054
Non-operating intercompany transactions	—	5,504	14,472	(20,015)	39	—
Interest income and other	—	16,914	3,063	29	(19,938)	68
Interest expense	—	(109,592)	(16,874)	(81)	19,938	(106,609)
Foreign currency gain (loss)	—	(666)	(1,717)	(6,806)	—	(9,189)
Derivative instruments loss	—	(869)	—	—	—	(869)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,061)	(101,964)	18,773	9,672	64,035	(10,545)
Income tax expense (benefit)	—	6,399	(7,419)	427	—	(593)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(1,061)	(108,363)	26,192	9,245	64,035	(9,952)
Equity in earnings (loss) of subsidiaries	(8,891)	33,709	9,245	—	(34,063)	—
Earnings (loss) from continuing operations	(9,952)	(74,654)	35,437	9,245	29,972	(9,952)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(9,952)	$(74,654)	$35,437	$9,245	$29,972	$(9,952)
Total comprehensive income (loss)	$(15,749)	$(80,451)	$29,640	$3,448	$47,363	$(15,749)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$160,147	$—	$28,696	$—	$188,843
Sales	—	79,951	265,930	239,133	(292,064)	292,950
Total revenue	—	240,098	265,930	267,829	(292,064)	481,793
Rental expenses	—	76,656	3,680	49,544	(46,299)	83,581
Cost of sales	28	87,277	178,262	91,044	(272,812)	83,799
Gross profit (loss)	(28)	76,165	83,988	127,241	27,047	314,413
Selling, general and administrative expenses	835	72,295	42,769	46,583	(213)	162,269
Research and development expenses	—	5,771	6,130	3,978	—	15,879
Acquired intangible asset amortization	—	15,077	19,731	13,110	—	47,918
Operating earnings (loss)	(863)	(16,978)	15,358	63,570	27,260	88,347
Non-operating intercompany transactions	—	5,702	(895)	(15,994)	11,187	—
Interest income and other	—	18,955	3,062	88	(22,082)	23
Interest expense	—	(107,529)	(17,305)	(1,723)	22,082	(104,475)
Foreign currency gain (loss)	—	27,996	(783)	(17,614)	—	9,599
Derivative instruments loss	—	1,630	—	—	—	1,630
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(863)	(70,224)	(563)	28,327	38,447	(4,876)
Income tax expense (benefit)	—	12,787	(12,164)	(2,264)	—	(1,641)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(863)	(83,011)	11,601	30,591	38,447	(3,235)
Equity in earnings (loss) of subsidiaries	(974)	44,971	30,591	—	(74,588)	—
Earnings (loss) from continuing operations	(1,837)	(38,040)	42,192	30,591	(36,141)	(3,235)
Earnings (loss) from discontinued operations, net of tax	—	—	1,398	—	—	1,398
Net earnings (loss)	$(1,837)	$(38,040)	$43,590	$30,591	$(36,141)	$(1,837)
Total comprehensive income (loss)	$(5,919)	$(42,122)	$39,508	$26,509	$(23,895)	$(5,919)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$471,656	$—	$67,532	$—	$539,188
Sales	—	263,342	678,080	628,514	(725,749)	844,187
Total revenue	—	734,998	678,080	696,046	(725,749)	1,383,375
Rental expenses	57	233,063	8,869	119,946	(129,263)	232,672
Cost of sales	67	273,659	431,430	257,652	(736,956)	225,852
Gross profit (loss)	(124)	228,276	237,781	318,448	140,470	924,851
Selling, general and administrative expenses	2,242	221,019	115,465	128,684	(697)	466,713
Research and development expenses	—	16,186	15,790	11,086	278	43,340
Acquired intangible asset amortization	—	39,937	57,944	36,553	—	134,434
Operating earnings (loss)	(2,366)	(48,866)	48,582	142,125	140,889	280,364
Non-operating intercompany transactions	—	26,358	234,292	(260,832)	182	—
Interest income and other	—	50,475	12,461	184	(62,838)	282
Interest expense	—	(331,047)	(50,390)	(110)	62,838	(318,709)
Foreign currency gain (loss)	—	24,129	(2,615)	(18,102)	—	3,412
Derivative instruments gain	—	(5,136)	—	—	—	(5,136)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,366)	(284,087)	242,330	(136,735)	141,071	(39,787)
Income tax expense (benefit)	—	(2,638)	(8,584)	3,549	—	(7,673)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,366)	(281,449)	250,914	(140,284)	141,071	(32,114)
Equity in earnings (loss) of subsidiaries	(29,748)	102,386	(140,284)	—	67,646	—
Earnings (loss) from continuing operations	(32,114)	(179,063)	110,630	(140,284)	208,717	(32,114)
Loss from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(32,114)	$(179,063)	$110,630	$(140,284)	$208,717	$(32,114)
Total comprehensive income (loss)	$(40,047)	$(186,996)	$102,697	$(148,217)	$232,516	$(40,047)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the nine months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$440,351	$—	$87,098	$—	$527,449
Sales	—	215,289	714,000	665,333	(738,465)	856,157
Total revenue	—	655,640	714,000	752,431	(738,465)	1,383,606
Rental expenses	80	216,134	9,008	157,584	(128,687)	254,119
Cost of sales	73	229,191	453,774	274,514	(712,281)	245,271
Gross profit (loss)	(153)	210,315	251,218	320,333	102,503	884,216
Selling, general and administrative expenses	2,813	224,598	131,151	149,470	(386)	507,646
Research and development expenses	—	17,634	19,409	14,559	—	51,602
Acquired intangible asset amortization	—	47,239	59,621	40,501	—	147,361
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(2,966)	(277,734)	41,037	115,803	102,889	(20,971)
Non-operating intercompany transactions	—	5,034	(29,421)	(46,983)	71,370	—
Interest income and other	—	53,456	15,953	165	(69,329)	245
Interest expense	—	(324,379)	(51,663)	(1,762)	69,329	(308,475)
Foreign currency gain (loss)	—	31,375	(480)	(17,208)	—	13,687
Derivative instruments gain (loss)	—	(2,670)	—	—	—	(2,670)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,966)	(514,918)	(24,574)	50,015	174,259	(318,184)
Income tax expense (benefit)	—	(177,652)	43,205	20,381	—	(114,066)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,966)	(337,266)	(67,779)	29,634	174,259	(204,118)
Equity in earnings (loss) of subsidiaries	(197,971)	(39,793)	29,634	—	208,130	—
Earnings (loss) from continuing operations	(200,937)	(377,059)	(38,145)	29,634	382,389	(204,118)
Earnings (loss) from discontinued operations, net of tax	—	—	3,181	—	—	3,181
Net earnings (loss)	$(200,937)	$(377,059)	$(34,964)	$29,634	$382,389	$(200,937)
Total comprehensive income (loss)	$(204,834)	$(380,956)	$(38,861)	$25,737	$394,080	$(204,834)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(32,114)	$(179,063)	$110,630	$(140,284)	$208,717	$(32,114)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	5,233	300,215	(137,018)	81,591	(107,897)	142,124
Net cash provided (used) by operating activities	(26,881)	121,152	(26,388)	(58,693)	100,820	110,010
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(107,919)	(4,461)	(18,434)	84,506	(46,308)
Businesses acquired in purchase transactions, net of cash acquired	—	—	—	(2,948)	—	(2,948)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(70)	(6,280)	849	—	(5,501)
Net cash provided (used) by investing activities	—	(107,989)	(10,741)	(20,533)	84,506	(54,757)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of profits interest units	(2,812)	—	—	—	—	(2,812)
Proceeds from revolving credit facility	—	30,000	—	—	—	30,000
Repayments of long-term debt and other financing obligations	—	(49,391)	(5,000)	19	—	(54,372)
Debt issuance costs	—	(6,256)	—	—	—	(6,256)
Proceeds (payments) on intercompany loans	—	24,188	(18,425)	(5,763)	—	—
Proceeds (payments) on intercompany investments	29,748	(28,636)	62,434	121,780	(185,326)	—
Net cash provided (used) by financing activities	26,881	(30,095)	39,009	116,036	(185,326)	(33,495)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,289)	—	(8,289)
Net increase (decrease) in cash and cash equivalents	—	(16,932)	1,880	28,521	—	13,469
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$24,095	$3,379	$169,138	$—	$197,010

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended September 30, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(200,937)	$(377,059)	$(34,964)	$29,634	$382,389	$(200,937)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	4,381	214,293	123,273	129,300	(165,279)	305,968
Net cash provided (used) by operating activities	(196,556)	(162,766)	88,309	158,934	217,110	105,031
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(132,506)	(3,688)	(31,367)	119,763	(47,798)
Businesses acquired in purchase transactions, net of cash acquired	—	—	(4,500)	(113)	—	(4,613)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(419)	(4,896)	(4,036)	—	(9,351)
Net cash provided (used) by investing activities	—	(132,925)	(13,084)	(35,516)	119,763	(61,762)
Cash flows from financing activities:
Settlement of profits interest units	(1,416)	—	—	—	—	(1,416)
Repayments of long-term debt and other financing obligations	—	(19,816)	—	(47)	—	(19,863)
Proceeds (payments) on intercompany loans	—	243,714	(33,736)	(209,978)	—	—
Proceeds (payments) on intercompany investments	197,972	36,402	(32,162)	134,661	(336,873)	—
Net cash provided (used) by financing activities	196,556	260,300	(65,898)	(75,364)	(336,873)	(21,279)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,034)	—	(4,034)
Net increase (decrease) in cash and cash equivalents	—	(35,391)	9,327	44,020	—	17,956
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$52,380	$9,445	$162,682	$—	$224,905

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
GENERAL

We are a leading global medical technology company committed to the development and commercialization of advanced wound care and regenerative medicine solutions. We were formed by uniting the strengths of three organizations, KCI, Systagenix and LifeCell, into our two business segments: Advanced Wound Therapeutics and Regenerative Medicine. Our mission is to change the clinical practice of medicine with solutions that speed healing, reduce complications, create economic value and improve patients’ lives. We offer a broad range of products that can be used across clinical applications, care settings and clinician groups to accelerate soft tissue healing, improve clinical outcomes and reduce overall costs of care. Our product offerings are backed by an extensive body of scientific, clinical and economic outcomes, data that demonstrate the clinical efficacy and value proposition of our products. By offering a range of complementary solutions that are often used together or in sequence across multiple care settings, we are able to address patients’ needs throughout the healing process and offer healthcare providers a single source for addressing such needs.

Our AWT business is focused on the development and commercialization of advanced devices and advanced wound dressings. Our advanced devices business is primarily engaged in marketing several technology platforms, including NPWT, surgical and incision management and epidermal grafting. For patients suffering from traumatic, surgical or chronic wounds, such as diabetic foot ulcers, our NPWT devices facilitate accelerated healing that was unattainable prior to the introduction of NPWT. Our advanced wound dressings business markets wound dressing technologies for the purpose of managing chronic and acute wounds. Our advanced wound dressings are designed to maintain a moist wound environment, while managing exudate, to promote healing and to protect the wound site from infection. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix.

Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to reinforce soft tissue defects. We offer tissue matrices for a variety of reconstructive procedures, including post-mastectomy breast reconstruction and the reinforcement of abdominal wall defects. Our tissue matrices are engineered to encourage rapid tissue incorporation, reducing morbidity for patients, while providing optimal reconstructive outcomes. In addition to our acellular tissue matrices, our Regenerative Medicine business markets complementary autologous fat grafting solutions for reconstructive and aesthetic applications. Our Regenerative Medicine business is primarily conducted by LifeCell and its operating subsidiaries.

We are a global company with approximately 26% of our revenues generated outside the United States in the third quarter and first nine months of 2015, and our products are available in more than 75 countries. We have invested in direct sales and marketing channels and distributors in order to expand our presence in these markets to meet the needs of our customers and payers across clinical applications, care settings and clinician groups. A critical component of marketing our portfolio of solutions and services is our sales organization of approximately 1,800 professionals working across multiple care settings and specialties. This sales infrastructure enables us to market our products directly with trained medical professionals in specific care settings in the United States, Canada, Western Europe and key emerging markets. We also have established strong relationships globally with key constituencies, including hospitals, post-acute facilities, GPOs, payers and other key clinical and economic decision makers by offering comprehensive customer service and clinical education.

We have two reportable operating segments which correspond to our two businesses: AWT and Regenerative Medicine. We also have other revenue which consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, our results of operations (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Rental	$185,952	$188,843	$539,188	$527,449
Sales	291,728	292,950	844,187	856,157
Total revenue	477,680	481,793	1,383,375	1,383,606

Rental expenses	76,625	83,581	232,672	254,119
Cost of sales	76,929	83,799	225,852	245,271
Gross profit	324,126	314,413	924,851	884,216
Gross profit margin	67.9%	65.3%	66.9%	63.9%

Selling, general and administrative expenses	159,956	162,269	466,713	507,646
Research and development expenses	14,271	15,879	43,340	51,602
Acquired intangible asset amortization	43,845	47,918	134,434	147,361
Wake Forest settlement	—	—	—	198,578
Operating earnings (loss)	106,054	88,347	280,364	(20,971)
Operating profit margin	22.2%	18.3%	20.3%	(1.5)%

Interest income and other	68	23	282	245
Interest expense	(106,609)	(104,475)	(318,709)	(308,475)
Foreign currency gain (loss)	(9,189)	9,599	3,412	13,687
Derivative instruments gain (loss)	(869)	1,630	(5,136)	(2,670)
Loss from continuing operations before income tax benefit	(10,545)	(4,876)	(39,787)	(318,184)
Income tax benefit	(593)	(1,641)	(7,673)	(114,066)
Effective tax rate	5.6%	33.7%	19.3%	35.8%
Loss from continuing operations	(9,952)	(3,235)	(32,114)	(204,118)
Earnings from discontinued operations, net of tax	—	1,398	—	3,181
Net loss	$(9,952)	$(1,837)	$(32,114)	$(200,937)

Revenue

Total revenue for the third quarter of 2015 decreased $4.1 million, or 0.9%, as reported on a GAAP basis, and increased 16.0 million, or 3.3%, on a constant currency basis, compared to the prior year period. Total revenue for the first nine months of 2015 decreased $0.2 million as reported on a GAAP basis, and increased $58.1 million or 4.2%, on a constant currency basis, compared to the prior year period. Excluding the impact of foreign currency exchange rate movements, the increases in total revenue compared to the prior year periods were due to higher AWT and Regenerative Medicine revenue.

Revenue by Operating Segment

The following table sets forth, for the periods indicated, segment revenue and the percentage changes in each line item between the periods (dollars in thousands):

	Three months ended September 30,
	2015	2015	2014	As Reported	Constant Currency
	(GAAP)	(Constant currency)	(GAAP)	% Change	% Change (1)
Advanced Wound Therapeutics revenue:
Rental	$185,952	$189,832	$188,843	(1.5)%	0.5%
Sales	179,867	194,512	184,122	(2.3)	5.6
Total – Advanced Wound Therapeutics	365,819	384,344	372,965	(1.9)	3.1

Regenerative Medicine revenue:
Sales	109,332	110,757	104,611	4.5	5.9

Other revenue:
Sales	2,529	2,725	4,217	(40.0)	(35.4)

Total consolidated revenue:
Rental	185,952	189,832	188,843	(1.5)	0.5
Sales	291,728	307,994	292,950	(0.4)	5.1
Total consolidated revenue	$477,680	$497,826	$481,793	(0.9)%	3.3%

(1)
Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency by calculating current-period results using prior-period foreign currency exchange rates.

The following table sets forth, for the periods indicated, segment revenue and the percentage changes in each line item between the periods (dollars in thousands):

	Nine months ended September 30,
	2015	2015	2014	As Reported	Constant Currency
	(GAAP)	(Constant currency)	(GAAP)	% Change	% Change (1)
Advanced Wound Therapeutics revenue:
Rental	$539,188	$550,706	$527,449	2.2%	4.4%
Sales	518,104	559,736	523,784	(1.1)	6.9
Total – Advanced Wound Therapeutics	1,057,292	1,110,442	1,051,233	0.6	5.6

Regenerative Medicine revenue:
Sales	317,030	321,365	318,791	(0.6)	0.8

Other revenue:
Sales	9,053	9,882	13,582	(33.3)	(27.2)

Total consolidated revenue:
Rental	539,188	550,706	527,449	2.2	4.4
Sales	844,187	890,983	856,157	(1.4)	4.1
Total consolidated revenue	$1,383,375	$1,441,689	$1,383,606	—%	4.2%

(1)
Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We calculate constant currency by calculating current-period results using prior-period foreign currency exchange rates.

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change

Advanced Wound Therapeutics revenue	76.6%	77.4%	(80)	bps	76.4%	76.0%	40	bps
Regenerative Medicine revenue	22.9	21.7	120	bps	22.9	23.0	(10)	bps
Other revenue	0.5	0.9	(40)	bps	0.7	1.0	(30)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	38.9%	39.2%	(30)	bps	39.0%	38.1%	90	bps
Sales revenue	61.1	60.8	30	bps	61.0	61.9	(90)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

AWT revenue for the third quarter of 2015 decreased $7.1 million, or 1.9%, as reported on a GAAP basis, and increased $11.4 million, or 3.1%, on a constant currency basis, compared to the prior year period. AWT revenue for the first nine months of 2015 increased $6.1 million, or 0.6%, as reported on a GAAP basis, and $59.2 million, or 5.6%, on a constant currency basis, compared to the prior year period. Foreign currency exchange rate movements unfavorably impacted AWT rental revenue by $3.9 million, or 2.0%, and $11.5 million, or 2.2%, in the third quarter and first nine months of 2015, respectively, compared to the prior year periods. Excluding the impact of foreign currency exchange rate movements, AWT rental revenue for the third quarter and first nine months of 2015 increased $1.0 million, or 0.5%, and $23.3 million, or 4.4%, respectively, compared to the prior year periods due primarily to increased NPWT volumes associated with increasing device utilization in the United States and growth in device volumes internationally, partially offset by lower average pricing due to increased competition, healthcare reform and declining reimbursement. Foreign currency exchange rate movements unfavorably impacted AWT sales revenue by $14.6 million, or 7.9%, and $41.6 million, or 8.0%, in the third quarter and first nine months of 2015, respectively, compared to the prior year periods. Excluding the impact of foreign currency exchange rate movements, AWT sales revenue for the third quarter and first nine months of 2015 increased by $10.4 million, or 5.6%, and $36.0 million, or 6.9%, respectively, compared to the prior year period due primarily to increased sales volumes of AWT devices and dressings. Total global pricing and reimbursement declines for AWT devices totaled $21.7 million for the nine months ended September 30, 2015, compared to the prior year period.

Regenerative Medicine revenue for the third quarter of 2015 increased $4.7 million, or 4.5%, as reported on a GAAP basis, and $6.1 million, or 5.9%, on a constant currency basis, compared to the prior period. Regenerative Medicine revenue for the first nine months of 2015 decreased $1.8 million, or 0.6%, as reported on a GAAP basis, and increased $2.6 million or 0.8%, on a constant currency basis, compared to the prior year period. Foreign currency exchange rate movements unfavorably impacted Regenerative Medicine revenue by $1.4 million, or 1.4%, and $4.3 million, or 1.4%, in the third quarter and first nine months of 2015, respectively, compared to the prior year periods. Excluding the impact of foreign exchange rate movements, the increase in Regenerative Medicine revenue from the prior year periods was due primarily to growth in Strattice sales in our international markets and an increase in revenue related to breast reconstruction procedures, partially offset by a decline in revenue from abdominal wall reconstruction procedures.

Other revenue for the third quarter and first nine months of 2015 decreased $1.7 million and $4.5 million as reported on a GAAP basis, respectively, and decreased $1.5 million and $3.7 million on a constant currency basis, respectively, compared to the prior year periods. Other revenue consists of contract manufacturing revenue from our manufacturing plant in Gargrave, England.

Gross Profit and Gross Profit Margin

The following table presents the gross profit and gross profit margin (calculated as gross profit divided by total revenue) for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change

Gross profit	$324,126	$314,413	3.1%		$924,851	$884,216	4.6%
Gross profit margin	67.9%	65.3%	260	bps	66.9%	63.9%	300	bps

Gross profit margin increased by 260 basis points to 67.9% in the third quarter and 300 basis points to 66.9% in the first nine months of 2015 from 65.3% and 63.9%, respectively, in the prior year periods. The improvement in the gross profit margin during the third quarter and first nine months of 2015 compared to the prior-year periods was primarily due to the reduced impact of purchase accounting adjustments on rental expense and improved production yields, primarily in our Regenerative Medicine business.

Cost of sales for the first nine months of 2015 benefited from the absence of $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the step up in value of inventory associated with purchase accounting. Foreign currency exchange rate movements favorably impacted cost of sales for the third quarter and first nine months of 2015 by $4.2 million, and $12.2 million, respectively, compared to the prior year periods.

Rental expense for the third quarter and first nine months of 2015 benefited from the absence of $2.7 million and $16.2 million of depreciation expense, respectively, related to the fixed asset step-up associated with purchase accounting. Foreign currency exchange rate movements also favorably impacted rental expenses for the third quarter and first nine months of 2015 by $4.6 million and $14.5 million, respectively, compared to the prior year periods, partially offset by increases in marketing and service-related expenses associated with increased rental revenue.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	Change		2015	2014	Change

Selling, general and administrative expenses	$159,956	$162,269	(1.4)%		$466,713	$507,646	(8.1)%
As a percent of total revenue	33.5%	33.7%	(20)	bps	33.7%	36.7%	(300)	bps

Foreign currency exchange rate movements favorably impacted SG&A expenses during the third quarter and first nine months of 2015 by $6.6 million and $19.5 million, respectively, compared to the prior year periods. Excluding the impact of foreign currency exchange rate movements, the increase in SG&A expenses during the third quarter of 2015 was primarily due to increased incentive compensation expense as a result of improved financial performance compared to the prior year period. Excluding the impact of foreign currency exchange rate movements, the remaining decrease in SG&A expenses for the first nine months of 2015 was due primarily to lower selling-related costs and savings associated with our business optimization and integration efforts, partially offset by increased incentive compensation expense as a result of improved financial performance compared to the prior year period.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue for the periods indicated (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	% Change		2015	2014	% Change

Research and development expenses	$14,271	$15,879	(10.1)%		$43,340	$51,602	(16.0)%
As a percent of total revenue	3.0%	3.3%	(30)	bps	3.1%	3.7%	(60)	bps

The decrease in R&D expenses is due primarily to salary-related expenses due to lower employee headcount. Expenses associated with product development, clinical studies and clinical research also decreased due to savings associated with our integration efforts.

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 merger, the 2013 Systagenix acquisition and various technology acquisitions. During the third quarters of 2015 and 2014, we recorded $43.8 million and $47.9 million, respectively, of amortization expense associated with these identifiable intangible assets. During the first nine months of 2015 and 2014, we recorded $134.4 million and $147.4 million, respectively, of amortization expense associated with these identifiable intangible assets.

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

Interest Expense

Interest expense increased to $106.6 million and $318.7 million in the third quarter and first nine months of 2015, respectively, compared to $104.5 million and $308.5 million in the prior-year periods due to accretion of the Wake Forest settlement liability related to the Settlement Agreement and higher interest rates associated with Amendment No. 6 of our existing senior secured credit facilities which we entered into on March 10, 2015.

Foreign Currency Gain (Loss)

Foreign currency transactions resulted in a loss of $9.2 million and a gain of $3.4 million during the third quarter and first nine months of 2015, respectively, compared to gains of $9.6 million and $13.7 million in the prior-year periods. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $0.6 million and gain of $22.4 million during the third quarter and first nine months of 2015, respectively. The revaluation of the Term E-1 EURO loan to U.S. dollars represented foreign currency transaction gains of $24.5 million and $27.6 million in the prior-year periods. Excluding the revaluation of the Term E-1 EURO loan to U.S. dollars, we recognized foreign currency exchange losses of $8.6 million and $19.0 million during the third quarter and first nine months of 2015, respectively, compared to losses of $14.9 million and $13.9 million in the prior-year periods due to significant fluctuations in the Euro exchange rate.

Derivative Instruments Loss

During the third quarter and first nine months of 2015, we recorded a derivative instruments loss of $0.9 million and $5.1 million, respectively, compared to a gain of $1.6 million and a loss of $2.7 million of in the comparable prior-year periods due primarily to fluctuations in the value of our interest rate derivative instruments.

Income Tax Benefit

The income tax benefit from continuing operations decreased by $1.0 million to $0.6 million for the three months ended September 30, 2015, compared to $1.6 million in the comparable prior year period. The income tax benefit from continuing operations decreased by $106.4 million to $7.7 million for the nine months ended September 30, 2015, compared to $114.1 million in the comparable prior year period. The decreased income tax benefit was primarily due to lower pretax losses in the first nine months of 2015.

Earnings from Discontinued Operations

No gains or losses from discontinued operations were recorded in the third quarter and first nine months of 2015. During the third quarter and first nine months of 2014, we recorded a gain from discontinued operations, net of tax, of $1.4 million and $3.2 million, respectively, related to the disposition of our SPY assets.

Net Loss

Net loss increased by $8.2 million to $10.0 million for the third quarter of 2015, compared to $1.8 million in the prior year period. The increase was primarily due to the $9.2 million foreign currency loss in the third quarter of 2015, compared to the $9.6 million gain in the prior year period. Net loss decreased by $168.8 million to $32.1 million for the first nine months of 2015, compared to $200.9 million in the prior year period. The improvement was primarily due to the $301.3 million improvement in operating earnings driven by the improved operating performance described above and the absence of a $198.6 million litigation-related charge related to the Settlement Agreement.

LIQUIDITY AND CAPITAL RESOURCES
General
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

Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $200.0 million revolving credit facility to provide us with an additional source of liquidity. We anticipate that cash generated from operations together with amounts available under our revolving credit facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control, including those described under “Risk Factors.”

The following table presents our cash and cash equivalents and debt as of the date indicated (in thousands):

	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$197,010	$183,541	$13,469
Total debt (1)	4,806,646	4,841,975	(35,329)

(1)	Total debt equals current and long-term debt, net of discount, and capital lease obligations.

As of September 30, 2015, our cash and cash equivalents were $197.0 million. As of September 30, 2015, no revolving credit loans were outstanding under our Revolving Credit Facility, $38.3 million of letters of credit issued by banks party to our senior secured credit facilities were outstanding (reducing the availability under the Revolving Credit Facility to $161.7 million) and $8.8 million of letters of credit issued by a bank not party to our senior secured credit facilities were outstanding. The decrease in our total debt as of September 30, 2015 as compared to December 31, 2014 was primarily due to scheduled payments on our senior secured credit facilities.

We and our Sponsors may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Cash Flows

The following table summarizes the net cash provided by operating activities, investing activities and financing activities for the periods indicated (in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$110,010	$105,031
Net cash used by investing activities	(54,757)	(61,762)
Net cash used by financing activities	(33,495)	(21,279)

Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $110.0 million, compared to net cash provided by operating activities of $105.0 million for the nine months ended September 30, 2014. Net cash provided by operations for the first nine months of 2015 and 2014 was impacted by Wake Forest settlement payments of $85.0 million and $80.0 million, respectively.

Investing Activities

For the nine months ended September 30, 2015, net cash used by investing activities was $54.8 million, compared to $61.8 million for the nine months ended September 30, 2014. Net cash used by investing activities was higher during the nine months ended September 30, 2014 due to higher expenditures on patents and trademarks as well as $4.5 million spent in connection with our acquisition of Attenuate in January 2014, partially offset by the $2.9 million spent in connection with our acquisition of a Brazilian distributor in June 2015.

Financing Activities

For the nine months ended September 30, 2015, net cash used by financing activities was $33.5 million, compared to $21.3 million for the nine months ended September 30, 2014. Net cash used by financing activities increased primarily due to the $6.3 million of expenses in March 2015 related to the credit facility amendment.

Discontinued Operations
Cash flows related to discontinued operations were not material for the nine months ended September 30, 2015 and 2014, and therefore have not been separately disclosed in our condensed consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources.

Capital Expenditures

During the first nine months of 2015 and 2014, we made capital expenditures of $46.1 million and $46.8 million, respectively. Capital expenditures during the first nine months of 2015 and 2014 related primarily to expanding the rental fleet and information technology projects and purchases.

Debt

Existing Senior Secured Credit Facilities

The following table sets forth the amounts owed under the Existing Senior Secured Credit Facilities, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of September 30, 2015 (dollars in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016	—%		$—	$161,695	(2)
Senior Dollar Term E-1 Credit Facility	May 2018	5.00%	(3)	1,889,749	—
Senior Euro Term E-1 Credit Facility	May 2018	5.67%	(3)	262,856	—
Senior Term E-2 Credit Facility	November 2016	4.69%	(3)	310,678	—
Total				$2,463,283	$161,695
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
At September 30, 2015, the amount available under the Revolving Credit Facility reflected a reduction of $38.3 million of letters of credit issued by banks which are party to the Existing Senior Secured Credit Facilities. In addition, we have $8.8 million of letters of credit issued by a bank not party to the Existing Senior Secured Credit Facilities.

(3)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of September 30, 2015 was 4.50% on the Senior Dollar Term E-1 Credit Facility, 4.75% on the Senior Euro Term E-1 Credit Facility and 4.00% on the Senior Term E-2 Credit Facility.

On March 10, 2015, we entered into Amendment No. 6 to the Existing Senior Secured Credit Facilities (“Amendment No. 6”). In connection with Amendment No. 6, certain applicable rates were modified such that (i) Dollar Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) Term E-2 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. Repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales.

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

Covenants

As of September 30, 2015, we were in compliance with all covenants under our credit agreement and indentures.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Interest Rate Protection

At September 30, 2015 and December 31, 2014, we were party to three interest rate swap agreements to convert $1.436 billion and $1.463 billion, respectively, of our outstanding variable rate debt to a fixed rate basis. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $56.4 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (d) of Rule 13a-15) under the Exchange Act, during the third fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

A list of all exhibits filed or included as part of this quarterly report on Form 10-Q is as follows:

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on October 28, 2015.

ACELITY L.P. INC.
(REGISTRANT)

Date: October 28, 2015	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: October 28, 2015	By:	/s/ Thomas W. Casey
Thomas W. Casey
Principal Financial Officer
(Duly Authorized Officer)

EXHIBITS

Exhibit Number	Description
3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.4 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated October 28, 2015.

† Exhibit filed herewith.