Form 10-K
period 2015-12-31
Acelity L.P. Inc.
filed 2016-03-07
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes   ____         No     X

As of February 25, 2016, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

ACELITY L.P. INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes forward-looking statements that reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements are included throughout this Annual Report on Form 10-K, including in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. We have used the words “anticipate,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “future,” “will,” “seek,” “foreseeable,” the negative version of these words or similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.
The forward-looking statements contained in this Annual Report on Form 10-K are based on management’s current expectations and are subject to various risks and uncertainties. We cannot assure you that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. We believe that these factors include but are not limited to the following:

•	we face significant and continuing competition, which could adversely affect our operating results;

•
defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, litigation, including product liability claims, and negative publicity that could erode our competitive advantage and market share and materially adversely affect our reputation, business, financial condition and results of operations;

•	we are subject to various governmental regulations relating to the labeling, marketing, sales and distribution of our products;

•
failure of any of our clinical studies or third-party assessments to demonstrate desired outcomes in proposed endpoints, may result in adverse regulatory actions, reduce physician usage or reduce price, coverage and/or reimbursement for our products, which could have a negative impact on our business performance;

•	cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could adversely affect our sales and profitability;

•
changes in U.S. and international regulations, policies, rules and expanded audit programs of third-party payers regarding billing and reimbursement of our products could reduce reimbursement and collections for our products, adversely affect the demand for our products and negatively impact our global expansion efforts;

•	if we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed;

•	the implementation of healthcare reform in the United States may adversely affect our business and financial results;

•	if we are unsuccessful in protecting, maintaining and enforcing our intellectual property, our competitive position could be harmed;

•	pending and future intellectual property litigation could be costly and disruptive and may have an adverse effect on our business, financial condition and results of operations;

•
we may not successfully identify and complete acquisitions or divestitures on favorable terms or achieve anticipated synergies relating to any such transaction, and such transactions could result in unforeseen operating difficulties, regulatory issues and expenditures, require significant management resources and require significant charges or write-downs;

•	we may not realize the expected benefits from our restructuring initiatives and continuous improvement efforts, and they may result in unintended adverse impacts to our business;

•	our failure to comply with program integrity and data privacy and security laws may subject us to penalties and adversely affect our business, financial condition and results of operations;

•
because we depend upon a limited group of suppliers and manufacturers and, in most cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact the rental and sales of our products;

•	increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect our profitability or revenues;

•
if a natural or man-made disaster strikes our or a third-party’s manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline;

•	disruption to our distribution operations could adversely affect our business;

•	our international business operations are subject to risks, including risks arising from currency exchange rate fluctuations, which could adversely affect our operating results;

•
failure to comply with the Foreign Corrupt Practices Act of 1977, or FCPA, and other anti-corruption, anti-bribery and anti-money laundering laws associated with our activities outside the United States could subject us to penalties and other adverse consequences;

•	we rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance;

•	our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs;

•	our ability to use net operating losses to offset future taxable income may be subject to certain limitations;

•	changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations;

•	we may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel;

•	adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity;

•
our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations including the ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations;

•	despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage;

•
we will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could materially adversely affect our business, financial condition and results of operations;

•	our debt instruments restrict our current and future operations, particularly our ability to respond to changes or take certain actions;

•
our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, financial condition and results of operations; and

•	the interests of our Sponsors may differ from the interests of the holders of our debt.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K, including those described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements.
Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments or other strategic transactions we may make. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by any applicable securities laws.

TRADEMARKS AND SERVICE MARKS
We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, primarily through our subsidiaries (including KCI Licensing, Inc., LifeCell and Systagenix Wound Management IP Co B.V.), including: ABThera Open Abdomen Negative Pressure Therapy, AlloDerm Regenerative Tissue Matrix, AlloDerm RTU Regenerative Tissue Matrix, Strattice Reconstructive Tissue Matrix, Revolve System, Prevena Incision Management System, PROMOGRAN Matrix Wound Dressing, TIELLE Hydropolymer Adhesive Dressing, ADAPTIC Non-Adhering Dressing, V.A.C. Therapy, V.A.C. GranuFoam Dressing, CelluTome Epidermal Harvesting System, SNaP Therapy System and iOn Healing Mobile App. Unless otherwise indicated, all trademarks appearing in this Annual Report on Form 10-K are proprietary to us, our affiliates and/or licensors. This Annual Report on Form 10-K also contains trademarks, trade names and service marks of other companies, which to our knowledge are the property of their respective owners. For example, 3M Tegaderm is a licensed trademark of 3M Company; GRAFTJACKET is a licensed trademark of Wright Medical Technology Inc.; and Prontosan Wound Irrigation Solution is a licensed trademark of B. Braun Medical, Inc. Solely for convenience, the trademarks, tradenames and service marks referred to in this Annual Report on Form 10-K may appear without the ®, ™ and SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.

INDUSTRY AND MARKET DATA
Within this Annual Report on Form 10-K, we reference information and statistics regarding the advanced wound care and soft tissue repair industries. We have obtained this information and statistics from various independent third-party sources, including independent industry publications, reports by market research firms and other independent sources, such as Frost & Sullivan, SmartTRAK.net and iData Research. Some data and other information contained in this Annual Report on Form 10-K are also based on management’s estimates and calculations, which are derived from our review and interpretation of internal surveys and independent sources. While we believe such information is reliable, we have not independently verified any third-party information and our internal data has not been verified by any independent source.
BASIS OF PRESENTATION
The following terms are used in this Annual Report on Form 10-K unless otherwise noted or indicated by the context.

•
The “2011 LBO” means the acquisition of KCI, LifeCell and their respective subsidiaries by the Sponsors and the corporate reorganization which resulted in LifeCell Corporation, formerly a 100% owned subsidiary of Kinetic Concepts, Inc., becoming a sister corporation of Kinetic Concepts, Inc., which was completed on November 4, 2011;

•	“Acelity,” the “Company,” “we,” “us” and “our” mean Acelity L.P. Inc. and its consolidated subsidiaries;

•	“Apax Funds” means funds advised by Apax Partners;

•	“Apax Partners” means Apax Partners LLP, Apax Partners, L.P. and other affiliates;

•	“CPPIB” means CPP Investment Board Private Holdings Inc., a wholly owned subsidiary of Canada Pension Plan Investment Board, and its affiliates;

•	“KCI” means Kinetic Concepts, Inc. and its subsidiaries;

•	“LifeCell” means LifeCell Corporation and its subsidiaries;

•	“PSP Investments” mean Port-aux-Choix Private Investments II Inc., a subsidiary of Public Sector Pension Investment Board, and its affiliates;

•	“Sponsors” mean Apax Funds, CPPIB and PSP Investments; and

•	“Systagenix” means “Systagenix Wound Management B.V., its subsidiaries, and its former U.S.-based affiliate, Systagenix Wound Management (US), Inc.
Numerical figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.
All references to years in this Annual Report on Form 10-K, unless otherwise noted, refer to our fiscal years, which end on December 31.

PART I
ITEM 1. BUSINESS
Company Overview and Corporate Organization

Acelity is a leading global medical technology company committed to the development and commercialization of advanced wound care and regenerative medicine solutions. Acelity was formed by uniting the strengths of three organizations, KCI, Systagenix and LifeCell, into our two business segments: Advanced Wound Therapeutics and Regenerative Medicine. Our mission is to change the clinical practice of medicine with solutions that speed healing, reduce complications, create economic value and improve patients’ lives.

We are global pioneers in advanced wound care and soft tissue repair, creating and growing new markets based on our ability to identify and address unmet clinical needs with products that advance the practice of medicine, beginning with our introduction of groundbreaking negative pressure wound therapy, or NPWT, and acellular tissue matrices nearly 20 years ago. We offer a broad range of products that can be used across clinical applications, care settings and clinician groups to accelerate soft tissue healing, improve clinical outcomes and reduce overall costs of care. Our product offerings are backed by an extensive body of scientific, clinical and economic outcomes data that demonstrate the clinical efficacy and value proposition of our products. By offering a range of complementary solutions that are often used together or in sequence across multiple care settings, we are able to address patients’ needs throughout the healing process and offer healthcare providers a single source for addressing such needs. We have maintained our market leadership by capitalizing on our differentiated and best-in-class product offerings, utilizing our highly trained sales force, robust service infrastructure and strong clinical reputation.
Our Advanced Wound Therapeutics, or AWT, business is focused on the development and commercialization of advanced devices and advanced wound dressings. Our advanced devices business is primarily engaged in marketing several technology platforms, including NPWT, surgical and incision management and epidermal grafting. For patients suffering from traumatic, surgical or chronic wounds, such as diabetic foot ulcers, our NPWT devices facilitate accelerated healing that was unattainable prior to the introduction of NPWT. Our advanced wound dressings business markets wound dressing technologies for the purpose of managing chronic and acute wounds. Our advanced wound dressings are designed to maintain a moist wound environment, while managing exudate, to promote healing and to protect the wound site from infection. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix. On December 1, 2015, we acquired the SNaP Therapy System, a disposable NPWT line of products, from Spiracur Inc., a privately-held medical device company based in California. SNaP Therapy System is designed to treat a range of complex and hard-to-heal wounds with portable, mechanical negative pressure technology, primarily in the post-acute setting.
Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to reinforce soft tissue defects. We offer tissue matrices for a variety of reconstructive procedures, including post-mastectomy breast reconstruction and the reinforcement of abdominal wall defects. Our tissue matrices are engineered to encourage rapid tissue incorporation reducing morbidity for patients, while providing optimal reconstructive outcomes. In addition to our acellular tissue matrices, our Regenerative Medicine business markets complementary autologous fat grafting solutions for reconstructive and aesthetic applications. Our Regenerative Medicine business is primarily conducted by LifeCell and its operating subsidiaries.
We are a global company with approximately 26% of our 2015 revenues generated outside the United States, and our products are available in approximately 80 countries. We have invested in direct sales and marketing channels and distributors in order to expand our presence in these markets to meet the needs of our customers and payers across clinical applications, care settings and clinician groups. A critical component of marketing our portfolio of solutions and services is our sales organization of approximately 1,800 professionals working across multiple care settings and specialties, of which approximately 1,000 are based in the United States. This sales infrastructure enables us to market our products directly with trained medical professionals in specific care settings in the United States, Canada, Western Europe and key emerging markets. We have succeeded in establishing strong relationships globally with key constituencies, including hospitals, post-acute facilities, group purchasing organizations, or GPOs, payers and other key clinical and economic decision makers by offering comprehensive customer service and clinical education.

Industry Overview
We operate in both the global advanced wound care and the soft tissue repair markets. Frost & Sullivan estimated the size of the global advanced wound care market in 2014 was approximately $5.8 billion. According to SmartTRAK.net, iData Research and internal company estimates, the global soft tissue repair market for abdominal wall reconstruction, breast reconstruction and fat grafting combined in 2014 was approximately $1.9 billion. We expect each of these markets will continue to grow.
We believe the key drivers of growth in these markets include:

•
Favorable Global Demographics and Aging Population. The global population aged 65 and older is expected to grow from approximately 610 million people in 2015 to approximately 1.2 billion people by 2035. There is a strong correlation between age and more severe chronic and surgical wounds and increased frequency of hernia and other abdominal wall defects, as well as breast cancer, thus increasing demand for wound care and soft tissue repair products.

•
Greater Incidence of Obesity, Diabetes and Other Chronic Conditions. According to the World Health Organization, worldwide obesity has more than doubled since 1980, and in 2014, more than 1.9 billion adults, 18 years and older, were overweight, 600 million of whom were obese. The number of people with diabetes is expected to rise from 415 million in 2015 to 642 million by 2040. Obesity and diabetes can cause other chronic conditions, such as venous insufficiencies that can impair the healing process. Higher incidence of these chronic conditions and co-morbidities in turn lead to increased incidence and complexity of wounds. Obesity is also a contributing factor to the incidence of abdominal wall defects, driving demand for soft tissue repair products.

•
Increasing Acceptance of Innovative Technologies and Protocols for Complex Wound Treatment. Education and awareness of the benefits of new wound care technologies and proper wound care protocols have increased as medical institutions and professionals look to reduce healthcare costs by decreasing the length of hospital stays and the risk of infection. This expanded acceptance of best practices has resulted in a shift away from traditional lower-technology wound care modalities and increasing demand for advanced wound care treatments backed by clinical and economic evidence.

•
Increasing Awareness of and Demand for Biologics in Complex Soft Tissue Repair Procedures, such as Breast Reconstruction and Abdominal Wall Reconstruction. The increased incidence of breast cancer combined with rising awareness of post-mastectomy treatment options, including the significant psychological benefits of breast reconstruction, have resulted in increasing numbers of patients seeking breast reconstruction following mastectomy or lumpectomy. This is being driven by increasing surgeon awareness of the large body of published clinical data demonstrating better clinical outcomes from using biologic dermal matrices in soft tissue repair procedures.

•
Shift to Advanced Treatment Protocols Outside of the United States. In emerging markets, the incidence of chronic wounds continues to be under-addressed. As the middle class continues to grow in emerging markets, we expect there will be an increased adoption of advanced wound dressings due to access to better healthcare and greater awareness of the cost-effectiveness of advanced wound therapies for chronic wounds. In addition, in certain developed markets in Europe, there is increased momentum to provide healthcare in post-acute settings. As these post-acute settings develop further, we believe there will be increased adoption of advanced devices, including NPWT, and advanced wound dressings. While biologic dermal matrices are largely used in the United States for breast reconstruction and abdominal wall reconstruction procedures, synthetic meshes are currently more widely used outside the United States. As the awareness of benefits of biologic dermal matrices in the markets outside the United States increases, we expect that there will be increased adoption of biologic dermal matrices in soft tissue repair procedures in such markets.

Our Strategic Transformation
Since our 2011 LBO, our management team has transformed our business. We are now a more competitive and diversified medical technology leader, well-positioned for long-term growth. The unification of our businesses under the Acelity brand in 2014 is designed to allow us to leverage our complementary product portfolio with our sales, marketing and distribution network to improve our go-to-market approach, drive increased market penetration through cross-selling opportunities and improve sales productivity across our platform. We have accomplished our business transformation through the following actions:

•
Realigning our product portfolio and expanding our addressable market by acquiring the Systagenix wound dressings business, successfully executing tuck-in technology acquisitions, such as the SNaP NPWT product portfolio, and divesting our legacy lower growth, lower margin Therapeutic Support System, or TSS, business and SPY Elite System, or SPY, assets.

•
Successfully commercializing new product categories such as incision management, epidermal skin grafting, fat grafting, instillation NPWT, and innovative customer service solutions, including through the launch of iOn Healing mobile application.

•
Investing in our commercial infrastructure by increasing our U.S. sales organization, expanding our distributor relationships in foreign countries and re-aligning our sales organization to better address the needs of our customers.

•
Expanding and deepening our global footprint through the acquisition of Systagenix which is based in the United Kingdom, as well as increasing market development and product introductions in Europe and emerging markets. Since 2011, we have increased our global presence and now market our products in approximately 80 countries.

•	Implementing a focused franchise model designed to better align our global research and development and marketing functions with our regional sales forces.

•
Implementing efficiencies in our systems and operations, which continue to drive significant and sustained cost savings. Such cost-savings initiatives consisted of centralizing our international management and our shared service operations into regional hubs in lower cost jurisdictions, integrating acquired businesses into our existing infrastructure, eliminating redundancy within the organization, creating a strategic procurement capability and lowering our costs through the identification of strategic suppliers and negotiation with them of mutually-advantageous contracts reflecting our integrated global purchasing scale and scope.

Our Competitive Strengths
We believe the following competitive strengths have been instrumental to our success and position us well to grow our business:

•
Market Leadership Positions with Top Brands. We are a global market leader in both advanced wound care and soft tissue repair. Our AWT business boasts top brands in both our advanced devices and advanced wound dressings categories, including V.A.C. Therapy NPWT, V.A.C. VeraFlo Instillation Therapy and Prevena Incision Management System. In advanced wound dressings, we offer other well-recognized global brands, such as Promogran and Tielle. Our Regenerative Medicine business markets both AlloDerm and Strattice, each of which is the leading brand in the use of biologic tissue matrices for post-mastectomy breast reconstruction and abdominal wall reconstruction, respectively.

•
Clinically and Economically Superior Outcomes of Our Products. Our product offerings are backed by a large body of scientific, clinical and economic outcomes data for our AWT and Regenerative Medicine products. We have accumulated more than 1,000 peer-reviewed published clinical studies on our innovative advanced devices, including a third-party study by Optum LifeSciences, which assessed 8,200 patient claims and demonstrated the economic superiority of our V.A.C. products compared to competitive NPWT products. In our Regenerative Medicine business, there have been more than 250 clinical publications establishing the differentiated benefits of AlloDerm and Strattice in breast reconstruction and abdominal wall reconstruction, many of which discussed comparisons to synthetic meshes, sutures and other biologic dermal matrices. Clinically and economically superior outcomes position us well in an increasingly results-oriented healthcare market focused on achieving better outcomes for patients and enabling more efficient spending by providers, insurers and patients.

•
Strong Relationships Across the Continuum of Care. We have developed commercial channels that span the entire continuum of care, including the operating room, hospital wards, long-term care facilities, wound care clinics and patients’ homes, in order to sell our broad portfolio of complementary products that address different stages of healing. We have direct sales organizations in approximately 30 countries and indirect operations in approximately 50 additional countries. We have developed extensive relationships with physicians, nurses, healthcare facilities, integrated delivery networks, or IDNs, GPOs and payers with a highly-specialized sales force, serving approximately 30,000 hospitals and facilities and over 600 third-party payers. Due to our capabilities across the continuum of care, we are uniquely positioned to serve patients seamlessly as they transition across our product portfolio and wound care settings.

•
Core Capabilities in Clinician Education, Third-Party Reimbursement and Customer Service. Our service model focuses on developing best practices for patient healing across the continuum of care. We conduct more than 1,200 medical education events annually, which educate more than 30,000 clinicians each year on our products. Through approximately 830 representatives in our Advantage Center in the United States, we provide clinical and customer support and bill third-party payers on covered placements of our products. We also offer 24-hour technical and clinical support to physicians, nurses and other caregivers and provide customer service and effective direct billing operations involving payers and patients. We also track wound progress of patients using our products to support coverage and reimbursement with third-party payers. Our Advantage Center is a unique competitive advantage that supports our direct sales and service channels, while many of our competitors are dependent upon distributors and third-party billers. Our collective service and clinician education capabilities enable us to participate in the creation of standards of care, maximize customer satisfaction, ensure compliance and have direct dialogue with patients, payers and clinicians.

•
Demonstrated Ability to Innovate and Commercialize New Products and Solutions. We have a long history of developing and commercializing products, such as V.A.C. Therapy, AlloDerm and Strattice, that changed the practice of medicine. Over the last several years, we have introduced new technologies to the marketplace in both our AWT and Regenerative Medicine businesses, including epidermal grafting, incision management, instillation NPWT, advanced foam dressings and fat grafting solutions. We have also focused on innovating within our services and customer support offerings, which includes our recent launch of the iOn Healing mobile application, which connects caregivers directly with our field representatives.

•
Proven Executive Leadership Team with a Long-Term Track Record of Value Creation. Our senior management team, who have on average 13 years of healthcare industry experience, have successfully executed our strategic transformation and maintained our market leadership positions in advanced wound care and soft tissue repair. We believe our management has the vision, experience and network of relationships to continue our successful growth.

Our Business Strategy
We intend to grow our business by pursuing the following strategies:

•
Grow Our Core Businesses. We believe we have significant opportunities to grow our core NPWT, advanced wound dressings, breast reconstruction and abdominal wall reconstruction business. We recently achieved record volumes in our NPWT business. In addition, we have grown our abdominal wall reconstruction business in our international markets, which has mitigated the impact from increased competition in the United States from lower cost synthetics in less complex abdominal wall reconstruction procedures. We are focused on continuing to grow our core businesses by leveraging our broad product portfolio and clinical and economic outcomes data to continue to expand our existing markets and penetrate new markets.

•
Focused Innovation. We have been successful in developing and commercializing new technologies, such as Prevena for closed surgical incisions and CelluTome for epidermal skin grafting. We are focused on building our product portfolio in our incision management, advanced wound dressings (particularly, foam dressings) and abdominal wall reconstruction businesses and our innovation pipeline includes several new product offerings and line extensions that we plan to launch over the next several years. In addition, we have recently implemented a focused franchise model designed to better align our global research and development and marketing functions with our regional sales forces so we develop and commercialize products and solutions well-tailored to the needs of our key customers and care settings across different geographies. We believe our global commercial strength, combined with our strong clinical reputation and service capabilities, will enable us to continue to successfully commercialize new products.

•
Geographic Expansion. We have expanded our geographic presence in the last five years to approximately 80 countries and will continue to focus on deeper penetration of our existing international markets while selectively entering new markets either directly or through distributor relationships. While we have, in part, entered new markets through acquisitions, we have also successfully entered international markets through increased product registrations, tailored portfolio development, post-acute and community reimbursement initiatives and expansion of commercial channels. We have also acquired our distributors in Brazil, India and Turkey and invested direct resources into these countries and several other countries. We will continue to leverage the infrastructure and channels we have built internationally to cross-sell our products and to drive market development and product introductions in new regions.

•
Strategic Acquisitions. We intend to augment our organic growth by identifying, acquiring and integrating businesses, technologies and products that enhance our product portfolio, while diversifying our customer base and increasing our global footprint. In addition, we will continue to focus on realizing operational efficiencies from our acquisitions by maintaining a low cost global manufacturing footprint, eliminating duplicative operations and leveraging common resources across businesses. We believe that the fragmented nature of our industry will continue to provide acquisition opportunities to accelerate growth. We may also seek strategic alliances, which will allow us to pursue new opportunities with greater flexibility and lower capital commitments.

Advanced Wound Therapeutics Business

Our AWT business is focused on the development and commercialization of advanced devices and advanced wound dressings and accounted for approximately $1.422 billion or 76.1% of our global revenue in 2015. Geographically, the United States accounted for 69.5% of the 2015 AWT revenue. The advanced devices portion of our AWT business is primarily engaged in several technology platforms, including NPWT, surgical and incision management and epidermal grafting. The advanced wound dressings portion of our AWT business is primarily engaged in our advanced wound dressings technologies for the purpose of managing chronic and acute wounds. Our AWT business is primarily conducted by KCI and its operating subsidiaries, including Systagenix.

Our AWT products help treat and manage a wide variety of wound types and conditions, including, but not limited to, surgical incisions, venous leg ulcers, trauma wounds, skin grafts, pressure ulcers, first and second degree burns, full-thickness skin grafts, or flaps, diabetic wounds (primarily diabetic foot ulcers), dehisced wounds (where a wound ruptures along surgical suture), chronic wounds (primarily ulcers) and acute wounds (disruptions in the integrity of the skin and the underlying tissues that occur during the healing process).
Advanced Devices
The table below provides a summary description of the key products within our advanced devices portfolio.

Product	Image	Description	Market Introduction
V.A.C.Ulta Therapy System		V.A.C.Ulta: (i) provides V.A.C. VeraFlo Instillation Therapy (which consists of V.A.C. Therapy coupled with automated, controlled delivery and removal of topical wound solutions in the wound bed); and (ii) can be used as the negative pressure source for ABThera open abdomen negative pressure therapy.	2011
InfoV.A.C. Therapy System		Provides a digital wound imaging feature that allows caregivers to monitor and document wound healing progress.	2007
ActiV.A.C. Therapy System		A simpler and lighter NPWT system, designed to enhance patient comfort and mobility. Automatically documents the patient’s therapy history and treatment times. Reports can be reviewed on-screen or downloaded to a computer and are electronically stored in the system.	2007

ActiV.A.C.
ActiV.A.C.
Clinician Mode
Jun 02 2006
11:13
On/Off
Utilities
Therapy
?
Continuous
Therapy Off
0 mmHg

V.A.C.Via Therapy System		Designed as a single-patient use disposable NPWT device. Provides all of the clinical benefits of V.A.C. Therapy for less-complex wounds having minimal to moderate levels of exudate. Enhances patient mobility and provides discretion, enabling improved patient therapy compliance.	2010

v.a.c.via™
125 mmHg 75
v.a.c.via™
v.a.c.therapy
KCI Healing by design
v.a.c.therapy™
KCI Healing by design

V.A.C. Granufoam		Designed to adapt to irregular wound contours, V.A.C. GranuFoam dressings allow caregivers to use V.A.C. Therapy for a wide variety of chronic, acute and sub-acute wounds, from simple to complex, and hard-to-reach, inconveniently located wounds.	2009
Prevena Incision Management System		Provides a closed environment to protect the incision site from external infectious sources, removes exudates and approximates incision edges, all of which assist with the management of closed surgical incisions. Prevena is fully disposable and includes a battery-powered, pre-programmed therapy unit delivering negative pressure, a peel and place dressing and a carrying case.	2010

ABThera Open Abdomen Negative Pressure Therapy System	Designed specifically for the management of patients with an open abdomen. ABThera therapy is a temporary abdominal closure technique, which helps manage exudate, protect the abdominal contents and allow for rapid application. The system includes a dedicated therapy unit delivering negative pressure, which is designed to be easy to use and is made available in the operating room.	2009

800
600
400
200
BEMIS
HYDROPHOBIC
800cc Suction Canister
150
125
100
mmHg
150
100
50
0 mmHg

CelluTome Epidermal Harvesting System	An epidermal harvesting device that allows clinicians and other medical personnel to harvest healthy epidermal skin tissue with minimal damage to the donor site. CelluTome uses heat and a slight vacuum pressure to collect a very thin layer of tissue, with the use of regulated pressure that is monitored by the clinician.	2013
SNaP Wound Care System	Designed to combine the portability of advanced wound dressings with the proven efficacy of negative pressure therapy	2015(1)
Nanova Negative Pressure Wound Therapy System	The device has been introduced in Europe and is intended to let patients receive NPWT therapy while at home, reducing hospital stays and extending the amount of time the therapy can be administered.	2015
(1) Product acquired on December 1, 2015, from Spiracur Inc.

We are a global market leader in the commercialization of NPWT products across all care settings. We built our NPWT product portfolio upon our proprietary V.A.C. Therapy technology, which promotes wound healing by delivering controlled and regulated negative pressure (a vacuum) to the wound bed through an open-cell foam dressing, which helps draw wound edges together, removes infectious materials and actively promotes granulation. Since its introduction, our V.A.C. Therapy technology has changed the way healthcare providers treat and manage wounds. Each of the V.A.C. Therapy systems in our NPWT product portfolio consists of a therapy unit and four types of disposables: (i) our proprietary dressings, (ii) an occlusive drape, (iii) a unique tubing system connecting the dressing to the therapy unit and (iv) a specialized canister. Our V.A.C. Therapy dressings are designed to address the unique physical characteristics of different wound types, such as large open wounds, surgical incisions and diabetic foot ulcers. Healthcare providers may select the negative pressure setting on our NPWT pumps based on prescriber preferences and requirements. The occlusive drape covers the dressing and secures the foam, thereby allowing negative pressure to be maintained at the wound site. The tubing system is both a means of delivering negative pressure therapy to a wound site as well as a proprietary feedback mechanism to measure and monitor therapy levels. The canister collects the fluids, or exudates, helps reduce odors through the use of special filters and provides for safe disposal of medical waste. The systems have a number of user-assist features to inform users of the status of therapy. For example, our V.A.C. Therapy units include safety alarms that respond in real time to signal users of any tubing blockage, dressing leakage or other condition that may interfere with appropriate therapy delivery. Our products have been developed with the needs of physicians, nurses and patients in mind. With more published clinical evidence than any competing offering, prescribers have selected our NPWT solutions for more than 9 million patients worldwide.
Our advanced devices product portfolio includes our proprietary ActiV.A.C. Therapy System and V.A.C Granufoam Dressing technologies. Revenue from our ActiV.A.C. Therapy System represented 25.8%, 25.1% and 27.5% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively and revenue from our V.A.C. Granufoam Dressings represented 10.7%, 10.6% and 11.5% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
We have extended our product offerings to include products designed specifically for use in the surgical suite. In 2009 and 2010, we launched ABThera and Prevena, respectively, products based on our proprietary negative pressure technology platform that are designed to address unique challenges that surgeons encounter during and after procedures in the surgical setting. With ABThera, clinicians can employ our negative pressure technology in complex open abdominal procedures to help temporarily bridge abdominal wall openings where primary closure is not possible and/or repeat abdominal entries are necessary. Prevena also employs negative pressure to treat and manage closed surgical incisions that continue to drain following sutured or stapled closure and to protect the incision from external contamination, while also removing fluid and infectious material from the incision. These products include a therapy unit, application-specific dressing, tubing set, drape and canister. The levels of negative pressure for each therapy unit are pre-determined based on the surgical procedures the unit is designed to address. Relevant alarms and alerts based on the specific surgical procedure are also built into the unit. The dressings offered are designed to suit the needs of the surgeon during the surgical procedure. A tubing set connects the dressing to the therapy unit. A canister is also available to collect exudate and its size varies to accommodate levels of exudate observed for each type of surgical procedure.
In July 2013, we launched the CelluTome Epidermal Harvesting System, a product designed to produce an array of epidermal microdomes (blisters) ready for immediate transfer onto a recipient site. This technology, which can be used in the clinical or outpatient setting, utilizes a combination of gentle warmth and negative pressure to create epidermal microdomes, enabling a consistent and reproducible process to harvest autologous grafts of uniform thickness that are immediately applied to the wound bed. This technique helps minimize pain and donor site trauma, while decreasing the need for anesthesia. Epidermal grafting may reduce the course of treatment needed and clinical studies suggest that epidermal grafting may be a valuable option to close wounds.
On December 1, 2015, we closed the acquisition of the SNaP business from Spiracur Inc., expanding our offering in disposable, portable, mechanical NPWT technology, and allowing our sales and service channels to accelerate the expansion of the SNaP Therapy System to patients and their care teams around the world who need access to NPWT devices.

For the last 20 years, we have worked with the medical community to develop a significant body of clinical evidence demonstrating the efficacy of our advanced devices. We believe our products provide a significant technological advantage to patients and caregivers in the management of chronic and acute wounds that may help reduce complications at a lower overall cost of care. Since we first introduced V.A.C. Therapy in 1995, more than 1,000 clinical studies proving and supporting the efficacy of our V.A.C. Therapy have been published in peer-reviewed medical journals such as The Lancet, the International Wound Journal, the World Journal of Surgery, the Plastic and Reconstructive Surgery journal, the Annals of Surgery, the Journal of Wound Care and the Annals of Plastic Surgery. A study published in the Plastic and Reconstructive Surgery journal showed a reduction in operating room visits and a decrease in hospital length of stay when using our proprietary VeraFlo with Prontosan therapy compared to V.A.C. Therapy alone in wounds that required hospital admission and surgical debridement among 142 patients included in the study. In the outpatient setting, a study by Optum LifeSciences, which we commissioned, showed compelling economic outcomes data. The study of more than 8,200 NPWT patient claims as of March 2015 provided by Optum LifeSciences showed that both 12-month wound-related costs and 12-month all-cause costs for patients treated with our NPWT products were 27% lower than compared to the same costs for patients treated by competitors’ NPWT products. In addition, independent consensus conferences have issued guidelines for the use of NPWT for diabetic foot wounds, pressure ulcers, complex chest wounds, hospital-treated wounds and open abdominal wounds.

Clinical studies have shown that our ABThera product delivers significant advantages to patients. For example, clinical data on ABThera published in the online edition of the Annals of Surgery in July 2015 observed a greater than 50% reduction in 90-day mortality in 23 adult patients who received ABThera versus the traditional Barker’s vacuum-packing technique for treatment of the open abdomen. This randomized controlled trial of ABThera supports the findings of a 2013 prospective observational study published in the World Journal of Surgery that stated that a prospective cohort study observed a 50% reduction in 30-day all-cause mortality and an increased 30-day primary fascial closure rate in patients who received ABThera versus Barker’s vacuum-packing technique for treatment of the open abdomen.

Advanced Wound Dressings
The table below provides a summary description of our key products within our advanced wound dressings product portfolio.

Product	Image	Description	Market Introduction
Promogran		An absorbent open-pored, sterile, freeze-dried matrix that is composed of 55% collagen and 45% oxidised regenerated cellulose. These are both natural materials that are readily broken down or reabsorbed when placed in the wound.	2001
Tielle		A range of hydropolymer foams with LiquaLock advanced absorption technology designed to manage different levels of exudate across a range of wound types and they come in a wide selection of shapes and sizes with or without an adhesive border.	1992

LET'S HEAL™
Let's Comfort™
TIELLE®
PACKING
NON-ADHESIVE HYDROPOLYMER DRESSING
with LiquaLock™ technology
Systagenix
10 / 9.5cm x 9.5cm (3¾in x 3¾in)
MT2450
TIELLE® PACKING
10 / 9.5cm x 9.5cm (3¾ in x 3¾ in)
MT2450

Adaptic		A primary dressing made of knitted cellulose acetate fabric and impregnated with a specially formulated petrolatum emulsion. It is designed to help protect the wound while preventing the dressing from adhering to the wound and to minimize pain and trauma upon removal.	1956

LET'S HEAL™
Let's Comfort™
ADAPTIC®
NON-ADHERING DRESSING
Systagenix
50 / 7.6cm x 7.6cm (3in x 3in)
2012
ADAPTIC®
50 / 7.6cm x 7.6cm (3in x 3in)
2012

Silvercel		A sterile, non-woven pad composed of a high G (guluronic acid) alginate, carboxymethylcellulose and silver coated nylon fibers. Silvercel is a dressing for the management of chronic wounds.	2004

SILVERCEL® HYDRO-ALGINATE 10 / 5cm x 5cm CAD050
LET'S HEAL™
Let's Protect™
SILVERCEL®
HYDRO-ALGINATE
ANTIMICROBIAL DRESSING WITH SILVER
Systagenix
X-static®
10 / 5cm x 5cm
CAD050
SILVERCEL® HYDRO-ALGINATE
10 / 5cm x 5cm
CAD050

Our AWT business markets a portfolio of advanced wound dressings that focus on addressing chronic and acute wounds. Our dressings are also highly complementary to our advanced devices. Our dressings are often used before, during and after the use of our advanced devices at various stages of healing. Our advanced wound dressings product portfolio is designed to maintain a moist wound environment to promote healing and to protect the wound site from infection while managing exudate and odor and providing patient comfort. Our dressings utilize a variety of materials and technologies such as collagen, foam, hydropolymer, silicon, hydrocolloids, hydrogels, alginates and non-adherent layers. Our advanced wound dressings also incorporate antimicrobial materials into specialized dressings, such as silver and iodine.

Our Promogran brand is a market-leading collagen dressing that helps promote wound healing by providing the benefits of collagen and by maintaining a moist wound environment. In published scientific studies, Promogran has been proven to help restore the balance of the wound microenvironment and has demonstrated improved rates of healing in diabetic foot ulcers compared to the standard of care. Our Promogran line of products is often used for the management of diabetic foot ulcers, venous leg ulcers and pressure ulcers, as well as traumatic and surgical wounds, all of which can be complex and difficult to manage. The clinical benefits of Promogran are further enhanced in our Promogran Prisma line of dressings with the use of ionic silver, which helps protect the dressing against bacterial contamination. Our Tielle foam dressings, Adaptic contact layer dressings and Silvercel antimicrobial dressings are also leading brands designed to provide patient comfort and maintain an optimal moist wound healing environment. Adaptic Touch is often used in conjunction with NPWT to enhance patients’ comfort and safety in certain applications.
Customers

In the U.S. acute care and long-term care setting, we contract with healthcare facilities, individually or through proprietary or voluntary GPOs, that represent large numbers of hospitals and long-term care facilities. We bill these facilities directly for the rental and sale of our products. In the United States home care setting, we provide our AWT products and therapies to patients in the home and bill third-party payers, such as Medicare and private insurance, directly. For 2015, 2014 and 2013, U.S. Medicare placements accounted for 9%, 8% and 11%, of AWT revenue, respectively. In the U.S., we primarily distribute our advanced wound dressings through independent distributors. None of our individual customers or third party payers, other than U.S. Medicare, accounted for 10% or more of total AWT revenues for 2015, 2014 or 2013. Outside of the United States, most of our AWT revenue is generated in the post-acute and acute care settings on a direct billing basis, or through sales to distributors in countries where we have indirect operations.

Regenerative Medicine Business
Our Regenerative Medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular dermal tissue matrices for use in general and reconstructive surgical procedures to reinforce soft tissue defects where weakness exists. Key brands within our product portfolio include our human tissue based AlloDerm and porcine tissue based Strattice in various configurations designed to meet the needs of patients and caregivers. In addition to our acellular tissue matrices, our Regenerative Medicine business markets autologous fat grafting solutions, such as Revolve, which complement our tissue matrix business. Regenerative Medicine accounted for approximately $433.9 million or 23.3% of our global revenue in 2015. Geographically, the United States represented 92.4% of total 2015 Regenerative Medicine revenue. We continue efforts to penetrate international markets. Our Regenerative Medicine business is primarily conducted by LifeCell and its operating subsidiaries.

Regenerative Medicine Products
The table below provides a summary description of our key products within our Regenerative Medicine product portfolio.

Product	Image	Description	Market Introduction
AlloDerm		A human allograft tissue matrix product predominately used in general, plastic and reconstructive procedures that allows for a strong, intact repair in challenging hernia and breast reconstruction postmastectomy procedures by providing soft tissue reinforcement or replacement.	1995

LifeCell
AlloDerm®
REGENERATIVE TISSUE MATRIX
CONTENTS: FREEZE-DRIED ACELLULAR DERMAL GRAFT
INNER PEEL POUCH IS NOT STERILE
Do not bend or fold tissue matrix prior to rehydration.
Store in this Protective Carton.
Upon receipt, store at room temperature.
Do not use if outer foil package is torn, punctured or damaged.
Read Instructions for Use prior to use.
FRAGILE
DONATED HUMAN TISSUE
Do not bend or fold tissue matrix prior to rehydration.
Store in this protective carton.

AlloDerm Ready To Use		A reconstructive tissue matrix that supports tissue regeneration designed to have clinical and operative performance similar to AlloDerm RTM, but with added conveniences and benefits.	2012

Strattice		Porcine reconstructive tissue matrix product intended for use as an implant to reinforce soft tissue where weakness exists, including abdominal wall defects, and for the surgical repair of damaged or ruptured soft tissue membranes.	2008

STRATTICE™
RECONSTRUCTIVE TISSUE MATRIX
LifeCell™
An Acelity Company
Type: Perforated
Piece Size: 10cm x 16cm
Acelity™
Type: Perforated
Piece Size: 10cm x 16cm
STRATTICE™
RECONSTRUCTIVE TISSUE MATRIX

Revolve		A single-patient-use, high volume autologous fat processing system designed for surgeons interested in providing their patients with natural volume enhancement solutions.	2015

Our acellular tissue matrices assist in soft-tissue repair procedures by promoting tissue regeneration. Our proprietary biomaterial processing for both AlloDerm and Strattice removes cells from dermal tissue, which minimizes patient rejection and enables our tissue matrices to ultimately transition into host tissue for a strong, natural repair. This processing allows our tissue matrices to support tissue regeneration without scar formation and allows for rapid revascularization, white cell migration and cell repopulation, all of which may lead to increased resistance to infection at the surgical site. This is a key differentiator for our products when compared to other competitive offerings.

Our tissue matrices are leading products in post-mastectomy breast reconstruction and complex abdominal wall reconstruction and other general, plastic and reconstructive procedures. AlloDerm has been used successfully in more than 1,500,000 procedures to date, and its clinical performance in breast reconstruction post-mastectomy has been reported in over 100 peer-

reviewed articles, which is more than all competitive products combined. With recent advances in both technology and surgical technique, more women are choosing breast reconstruction procedures post-mastectomy, and AlloDerm is a best-in-class choice for tissue reinforcement for these procedures, as AlloDerm facilitates one stage reconstructions and has low complication rates. Revenue from AlloDerm represented 14.3%, 13.7% and 14.0% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Strattice is used primarily by surgeons to reinforce tissue where weakness exists, including hernia and body wall defects often encountered in the growing number of patients with multiple comorbidities and prior hernia repair surgeries. A May 2013 analysis from a U.S. national database of public and private claims reported that the use of biological matrices, such as Strattice, resulted in up to a five-fold decrease in complication rates and a two-fold decrease in total costs over an 18-month time period for the average complex abdominal wall reconstruction patient. Revenue from Strattice represented 8.5%, 9.0% and 11.4% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

Our fat grafting product, Revolve, allows surgeons to offer their patients natural, volume enhancing procedures that use the patient’s own tissue to enhance volume. Revolve harvests and transfers adipose tissue or body fat from one area of the body to another.

Customers

Our Regenerative Medicine products are used primarily by plastic and general surgeons. Hospitals and ambulatory surgical centers, or ASCs, are the primary purchasers of our products, and we contract with healthcare facilities individually or through proprietary hospital groups, IDNs and GPOs that represent large numbers of hospitals and long-term care facilities. None of our customers or third party payers accounted for 10% or more of total Regenerative Medicine revenues for 2015, 2014 or 2013.

Sales and Marketing
We promote, market and sell our products through a sales organization comprised of direct sales employees, independent agencies and distributor partners. Our AWT and Regenerative Medicine sales operations are geographically diverse with direct sales in approximately 30 countries and indirect operations in approximately 50 additional countries. We support the efforts of both our direct sales employees and third-party partners through the deployment of clinical consultants, all of whom are healthcare professionals. These specialists provide technical expertise relating to our products and engage surgeons and hospitals directly to assist them in better understanding product capabilities, value propositions and market trends.
As of December 31, 2015, our U.S. direct sales organization consisted of approximately 1,000 employees, covering the continuum of care. We also continually train our sales team to ensure familiarity with our portfolio of products. The principal markets, products and methods of distribution in our businesses’ international operations vary with market size and stage of development. Our principal international markets are currently in Canada, Western Europe, Japan and the Middle East, and we are currently expanding sales and marketing resources in order to capitalize on opportunities in other markets, such as emerging markets in the Asia Pacific region and Latin America. Generally, we maintain a geographically based sales network that we believe provides greater flexibility in international markets. Our international sales network consists of approximately 800 direct sales employees and over 370 distribution partners.
Recent Marketing Initiative

Launched in February 2015, the new Acelity mobile application, iOn Healing, offers a suite of tools designed to improve customer support. The mobile application allows healthcare providers to connect directly with our representatives to facilitate the sharing of wound information and discussion of treatment options involving our products. The application also enables users to initiate orders for our NPWT products.

AWT Business
We distribute our AWT products with direct service infrastructure in the United States as well as through third-party logistics providers in the United States and other markets outside the United States where we have direct operations. In the United States, we primarily distribute our advanced wound dressings through independent distributors. We primarily rely on independent distributors in many of our international markets who generally control the importation and marketing of our product within their territories. Our AWT products are utilized in acute care hospitals and facilities, long-term care facilities and in customers’ homes. Because physicians and nurses are critical to the adoption and use of our advanced devices and dressings, a major element of our marketing focus is to educate and train these medical practitioners in the application of our products. We equip clinical consultants with the specific knowledge necessary to drive optimal clinical outcomes, restore patient well-being and reduce the cost of patient care.
In September 2015, we entered into a distribution agreement with GHD GesundHeits GmbH Deutschland, or GHD, to distribute our advanced wound dressings portfolio in Germany. The distribution agreement with GHD, the largest provider of homecare services in Germany, offers Acelity access to GHD’s breadth of customers in both acute and post-acute care settings.
Regenerative Medicine Business
We currently market our Regenerative Medicine products in the United States primarily for abdominal wall reconstruction, breast reconstruction post-mastectomy, general reconstruction and cosmetic applications through our direct sales and marketing organization. Since 2009, we have commercialized Strattice in 18 countries in our EMEA geographic region, where we have initially contracted directly with hospitals for use in complex abdominal wall reconstruction and breast reconstruction. Our sales representatives in the United States and EMEA primarily interact with plastic surgeons and general surgeons to educate them regarding the use and potential benefits of our tissue-related products. We are a leader in the industry for delivering professional medical education, including hands-on bioskill labs, national and international conferences, trade shows and medical symposia featuring some of the most well-regarded and influential surgeons in their respective fields. We also participate in numerous national fellowship programs with world-renowned institutions. In addition to our direct sales and marketing efforts, we partner with several companies for the distribution and marketing of our acellular tissue matrices in dental, orthopedic and urogynecoligical procedures. These partners include BioHorizons Implant Systems, Inc., Wright Medical Group, Inc., Boston Scientific Corporation, and Tornier N.V. These partnered relationships accounted for approximately $9.3 million, or 2.2%, of our total 2015 Regenerative Medicine revenue. LifeCell also manufactures GRAFTJACKET for wounds, which is distributed by our AWT business.
Support and Infrastructure
Our service and support model focuses on developing best practices for patient healing across a complex continuum of care. We conduct more than 1,200 medical education events annually, which educate more than 30,000 clinicians each year on our products. We also offer 24-hour technical and clinical support to physicians, nurses and other caregivers and provide customer service and effective direct billing operations involving payers and patients through our Advantage Center, which is supported by approximately 830 employees located in the United States.  Our Advantage Center provides extensive customer support, which frequently includes obtaining payer approval and authorization for our products and therapies, order fulfillment and product delivery support, direct billing of third-party payers on covered placements of our products. Additionally, our Advantage Center, whose staff includes many clinically trained personnel, also provides clinical support to ensure the safe and effective use of our products and therapies. We believe the vertically integrated capabilities we offer through our Advantage Center is a unique competitive advantage, allowing us to interact directly with payers, patients and their caregivers without having to rely on third-party distributors or home medical equipment providers for this important function. This enables us to ensure quality and compliance, while retaining top-to-bottom margins that are unavailable to our competitors who must use third parties for this key competency. These core service and support capabilities enable us to participate in the creation of standards of care, maximize customer satisfaction, ensure compliance and have direct dialogue with patients, payers and clinicians.
Competition
Our currently marketed products are, and any future products we commercialize will be, subject to intense competition. We believe that the principal competitive factors in our markets are:

•	quality, reliability and ease of use;

•	price;

•	differentiated product features that deliver superior clinical outcomes and economic value;

•	clinical support and education for customers on product use and clinical practice;

•	innovation capabilities to bring new products to market that meet customer needs;

•	dedicated, around-the-clock customer service for technical, clinical and reimbursement support; and

•	deep-rooted relationships with customers and buyers.

Our AWT products compete with various commercially available negative pressure therapy products as well as other traditional modalities in wound care. Key competitors to our AWT business include 3M Health Care Ltd., Cardinal Health, Inc., Coloplast Corp, ConvaTec Inc., MiMedx Group Inc., Mölnlycke Health Care, Organogenesis Inc., Smith & Nephew plc. and The Hartmann Group. In addition, there are several smaller regional companies that have introduced medical devices designed to compete with our AWT products.
Our Regenerative Medicine products compete with various commercially available products made from synthetic materials or biologic materials of human or animal tissue origin. Our tissue matrix products compete with products marketed by such companies as Allergan plc, Atrium Medical Corporation, Baxter International Inc., Cook Inc., Covidien plc, C.R. Bard Inc., Johnson & Johnson, TEI Biosciences Inc., and W.L. Gore & Associates, Inc. In addition, there are several smaller companies that have introduced synthetic or biologic materials designed to compete with our Regenerative Medicine products.
We also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as to acquire technologies and technology licenses complementary to our products or advantageous to our business.
We are aware of several companies that compete or are developing technologies in our current and future product areas. As a result, we expect competition to remain intense. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner, receive adequate coverage and reimbursement, are cost effective and are safe and effective.
Suppliers, Raw Materials and Manufacturing
We have a strong base of more than 250 third-party suppliers located around the world. These suppliers support our supply chain strategy that involves minimizing our capital investment, controlling costs and shortening cycle times. We work closely with our suppliers to ensure our inventory needs are met while maintaining high quality and reliability. We select our suppliers carefully. All potential new suppliers are evaluated across multiple factors including, but not limited to, manufacturing capability, compliance with our internal quality system requirements, compliance with international standards, as required, stability and continuity of supply and financial stability prior to becoming one of our approved suppliers. Only raw materials from approved suppliers are used in the manufacture of our products.
Our existing suppliers are audited at pre-determined intervals, either through on-site audits or remote monitoring, to ensure their standards are maintained and our internal quality system requirements are met. In addition, each of our existing suppliers are evaluated every six months to confirm quality of performance and supply and to identify any new risks that may arise within the raw material supply chain.
We have entered into long-term supply contracts with our largest suppliers, which are typically multi-year agreements that include supply and delivery commitments and exclusivity and pricing terms. In order to manage any single source suppliers, we maintain redundant manufacturing capabilities for certain of our products to ensure we maintain sufficient inventory consistent with good practice and production lead-times. We believe our supplier relationships will be able to support our potential capacity needs for the foreseeable future. To date, we have not experienced any significant difficulty locating and obtaining the suppliers or materials necessary to fulfill our production requirements.
AWT Business
Component parts and materials for our AWT products are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabrics, polymers, pumps, electronic components, etc.). Substantially all of the raw materials used in the manufacture of both our AWT devices and dressings are procured from single source suppliers. As part of our normal business process, we continue to develop and qualify second source suppliers where needed.
The manufacture of our AWT devices and disposables is conducted at our manufacturing facilities in Athlone, Ireland, Peer, Belgium, and the manufacturing facilities of third-party contract manufacturers in Mexico and the United Kingdom. The manufacture of our advanced wound dressings is primarily conducted at our manufacturing facility in Gargrave, England, and, to a lesser extent, at the manufacturing facilities of third-party contract manufacturers in the United Kingdom. We plan to leverage our existing infrastructure and manufacturing capabilities to expand internal production for our AWT devices, disposables and dressings in the future. Our manufacturing processes for our AWT devices involve producing final assemblies in accordance with a master production plan. Assembly of our devices is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Our manufacturing processes and quality systems are designed to comply with appropriate U.S. Food and Drug Administration, or the FDA, and International Organization for Standardization requirements.
Regenerative Medicine Business
Our Regenerative Medicine business is dependent on the availability of sufficient quantities of raw materials, including donated human cadaveric tissue, porcine tissue and other materials required for tissue processing. Our xenograft tissue matrix products are made from porcine skin tissue. We have two qualified porcine tissue suppliers. Our primary porcine tissue source is supplied by three separate breeding herd farms that are isolated for biosecurity. Our allograft tissue matrix products are made from donated human dermal tissue. We obtain all of our donated human cadaveric tissue from multiple tissue banks and organ procurement organizations in the United States. These tissue banks and organ procurement organizations are subject to U.S. federal and state regulations, including the National Organ Transplant Act, or NOTA. We require supplying tissue banks and organ procurement organizations to comply with the guidelines of, and be registered by, the FDA. NOTA applies to allograft tissue products and xenograft tissue products. Our materials and porcine tissue suppliers are subject to extensive regulatory requirements applicable to their operations, including oversight and regulation by the U.S. Department of Agriculture. Most of our critical raw materials for our Regenerative Medicine business have secondary sources of supply. When we do not have secondary sources, we manage our materials and solutions inventories to provide for business continuity in case of a supplier disruption. We are currently in the process of identifying and validating secondary sources.
Our Regenerative Medicine manufacturing operations are located at a single location in Branchburg, New Jersey, with primary warehousing and distribution being conducted at a separate location in the immediate vicinity of the manufacturing plant. Warehousing and distribution of products supporting our EMEA Regenerative Medicine business are conducted from a distribution center in the Netherlands. We maintain inventory of our tissue matrix products for direct sales, and we periodically ship product to our distributors, which they maintain in inventory until final sale. Our autologous fat grafting products are manufactured by a third-party supplier in the United States.
Research, Development and Clinical Sciences

We have made significant investments in our product development capabilities to enhance our product lines and believe that ongoing research and development efforts are essential to our success. Our product design teams consist of engineers, product managers and clinical consultants, who work closely together in an integrated product development process to design, enhance and validate our technologies and techniques.
Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, tissue preservation and repair, and new applications of negative pressure technology and advanced wound dressings. Our research and development program is also leveraging our core understanding of biological tissues in order to develop biosurgical products in our Regenerative Medicine business. We continue to focus our efforts in developing new cost-effective products and technologies that result in superior clinical outcomes. One of our primary focuses for innovation is to gain greater insights into areas of high clinical need where we can bring new product solutions with novel technologies to help clinicians address these problems. In addition, we strive to improve the value proposition of our products by increasing their clinical and economic benefits and by improving their ease of use. Expenditures for research and development, including clinical trials, in each of the periods below, were as follows ($ in thousands):

	Year ended December 31,
	2015	2014	2013

Research and development expenses	$59,955	$69,321	$75,577
Our teams of scientists and engineers conduct extensive electronic and mechanical testing on all NPWT units and dressings throughout the development process. We use a disciplined design control process for developing all of our products as prescribed by the FDA. This involves developing product design inputs through direct feedback from prospective users of the products, then verifying that these characteristics have been met upon completing the product development process. Most of our products are either Human Tissue Products or Class II medical devices. For Class II devices, we submit 510(k) applications to the FDA for clearance to market the products. Many of NPWT units and dressings are used by a wide spectrum of clinical professionals. As such, we conduct extensive human usability testing in our advanced testing center to ensure that our ease-of-use features are properly executed by all levels of staff, from physicians and nurses to patients.

Intellectual Property
Our success depends, in part, upon our ability to protect, maintain and enforce our intellectual property. To protect our proprietary rights in our products, new developments, improvements and inventions, we rely on a combination of patents, trademarks, trade secrets and other intellectual property rights, and contractual restrictions on use, disclosure and copying, as well as contractual obligations with respect to ownership and transfer of title. We seek to proactively protect our innovations by filing U.S. and foreign patent applications, and our growing intellectual property portfolio reflects a significant investment. We have also acquired intellectual property rights via the strategic acquisition or license of patents from third parties to complement our internally-developed intellectual property assets. For example, we rely in part on patent rights acquired from third parties for commercialization of our Prevena product line.
We utilize both in-house and external specialist intellectual property lawyers to oversee and prosecute our intellectual property assets. As of December 31, 2015, we owned or in-licensed approximately 490 issued U.S. patents, 2,160 issued foreign patents, 460 pending U.S. patent applications and 1,240 pending foreign patent applications. Most of the patents in our patent portfolio have a term of 20 years from their date of priority. Many of our products and services are offered under proprietary trademarks. As of December 31, 2015, we owned approximately 110 U.S. trademark registrations, 1,640 foreign trademark registrations, 40 pending U.S. applications to register trademarks and 310 foreign applications to register trademarks.
We believe that our knowledge and experience and our trade secret, know-how and other confidential information with respect to development and manufacturing processes, materials and product design have been important in maintaining our proprietary product lines and in developing and maintaining our competitive position. We protect our proprietary rights in trade secrets and know-how through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, suppliers, strategic partners, co-developers, employees, consultants and others who may have access to our confidential and proprietary information. As a condition of employment, we generally require employees to execute a confidentiality agreement relating to proprietary information and assignment of patents and other intellectual property rights to us. We do not consider our business to be materially dependent upon any individual patent, trademark or trade secret. See “Item 3. Legal Proceedings.”
Employees
As of December 31, 2015, we had approximately 5,800 employees worldwide, almost all of whom were full time employees and the majority of whom were located in North America. Other major concentrations of employees are located in Europe and at our manufacturing, research and development, engineering and shared services operations based in the United Kingdom, Ireland, Belgium and Hungary. We recognize a union for a portion of our direct employees at our manufacturing plant in Gargrave, England, which was acquired in connection with our acquisition of Systagenix in 2013. We consider our relationship with our employees to be good.
Government Regulation and Other Considerations
Our products are subject to regulation by numerous U.S. and foreign government agencies, including the FDA, and various laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of our products. We are also governed by U.S. federal, state, local and international laws of general applicability, such as those regulating employee health and safety and the protection of the environment. Overall, the scope and extent of U.S. and foreign laws and regulations applicable to our business is increasing, and we continue to monitor applicable developments to ensure continued compliance.
United States Regulation of Medical Devices
All of our medical devices sold in the United States are subject to the Federal Food, Drug, and Cosmetic Act as implemented and enforced by the FDA. The FDA and, in some cases, other government agencies administer requirements covering the design, development, testing, safety, effectiveness, manufacturing, labeling, promotion, advertising, distribution and post-market surveillance of our products. Unless an exemption applies or the product is a Class I device, each medical device that we market must first receive either premarket notification clearance (by filing a 510(k) submission) or premarket approval (by filing a premarket approval application, or a PMA) from the FDA. In addition, certain modifications made to marketed devices also may require 510(k) clearance or approval of a PMA supplement. The process of obtaining FDA clearance or approval of a medical device can be lengthy and costly. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can take longer. The process of obtaining PMA approval is much more costly, lengthy, and uncertain, and is generally preceded by the conduct of a well-controlled clinical study. The PMA review and approval process generally takes from one to three years, but it can take longer.

In addition to regulations governing 510(k) and PMA submissions, we are subject to regulations governing the conduct of clinical investigations; device listing and establishment registration; the manufacture and control of our devices, as set forth in the FDA’s Quality System Regulation, or QSR; labeling; and promotion; reporting of adverse events and device malfunctions; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance requirements; and reporting requirements for product recalls, or corrections or removals in the field. Our manufacturing facilities, as well as those of certain of our suppliers, are subject to periodic and for-cause inspections by the FDA and other governmental authorities to verify compliance with the QSR and other regulatory requirements.
United States Regulation of Human Tissue Products
All of our human tissue products are subject to FDA regulatory requirements for human cells, tissues and cellular and tissue-based products, or HCT/Ps. Certain HCT/Ps are regulated solely under Section 361 of the Public Health Service Act and are referred to as “Section 361 HCT/Ps,” while other HCT/Ps are subject to the FDA’s regulatory requirements for medical devices and/or biologics. A product that is regulated as a Section 361 HCT/P generally may be commercially distributed without prior FDA clearance or approval. However, all HCT/Ps, including Section 361 HCT/Ps, must comply with the FDA’s regulations for donor screening and Good Tissue Practices, or GTPs, as described further below. We believe that allograft products, AlloDerm, Cymetra®, GRAFTJACKET and Repliform®, satisfy the FDA requirements for regulation solely as Section 361 HCT/Ps and, therefore, are not subject to FDA’s requirements for medical devices and biologics and do not require FDA clearance or approval prior to commercial distribution. Our determination that our allograft products are eligible for regulation as HCT/Ps is limited to their current intended uses. In the future, we may wish to market our allograft products for new intended uses, which may require premarket clearance or approval under FDA medical device or biologic regulations.
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
In addition to the FDA regulations applicable to our products, procurement of certain human organs and tissue is subject to other federal requirements, such as NOTA. A few but increasing number of states, including Florida, California, Oklahoma, Illinois, New York and Maryland, impose their own regulatory requirements on establishments involved in the processing, handling, storage and distribution of human tissue. LifeCell is also accredited by the American Association of Tissue Banks and voluntarily complies with its guidelines.
On June 1, 2015, the FDA issued a warning letter to LifeCell, stating that the company’s Strattice BPS Reconstructive Tissue matrix, which was cleared by the FDA for reinforcement of soft tissue in plastic and reconstructive surgery, was being improperly promoted for breast reconstructive surgery applications, which the FDA stated represented a major change to its intended use. LifeCell promptly responded to the warning letter and implemented immediate corrective actions. For the year ended December 31, 2015, our revenue from Strattice BPS reconstructive tissue matrix in the United States was $5.2 million. We do not believe that the adjustments required to our promotion activities for Strattice BPS will have a material impact on our business, financial condition or results of operations.
Other Regulatory Requirements
We are also subject to additional laws and regulations that govern our business operations, products and technologies, including:

•
U.S. federal, state and foreign anti-kickback laws and regulations, which generally prohibit payments to physicians or other purchasers of medical products as an inducement to purchase or prescribe a product;

•
the Stark law, which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider;

•
U.S. federal and state laws and regulations that protect the confidentiality of certain patient health information, including patient records, and restrict the use and disclosure of such information, in particular, the Health Insurance

Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act;

•
the Sunshine Act, which requires public disclosure of the financial relationships of United States physicians and teaching hospitals with applicable manufacturers, including medical device and biologics companies;

•
the False Claims Act, which prohibits the submission of false or otherwise improper claims for payment to a federally funded healthcare program, and healthcare fraud statutes that prohibit false statements and improper claims to any third-party payer; and

•
the Foreign Corrupt Practices Act, or FCPA, which can be used to prosecute companies in the United States for certain improper arrangements with foreign government officials or other parties outside the United States.

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
International Regulation
Internationally, the regulation of medical devices is complex. These laws range from comprehensive device approval requirements for some or all of our products to requests for product data or certifications. Inspection of and controls over manufacturing, as well as monitoring of device-related adverse events, also are components of most of these regulatory systems. Most of our business is subject to varying degrees of governmental regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation. For example, the European Commission, or the EC, has harmonized national regulations for the control of medical devices through European Medical Device Directives with which manufacturers must comply. Under these regulations, manufacturing plants must have received quality system certification from a “Notified Body” in order to sell products within the member states of the European Union. Medical devices deemed to be in the high risk classification, such as Strattice, further undergo a distinct design review by the Notified Body. Certification allows manufacturers to affix a “CE” mark to the products. Products covered by the EC regulations that do not bear the CE mark may not be sold or distributed within the European Union. Although the more variable national requirements under which medical devices were formerly regulated have been substantially replaced by the European Union Medical Devices Directive, individual nations can still impose unique requirements that may require supplemental submissions.
In June 2015, the competent regulatory authority in France issued findings requiring us to recall and cease the distribution and marketing of Strattice reconstructive tissue matrix for the intended use of breast reconstruction in France. The decision was based on a review of certain reported adverse events at two LifeCell sponsored clinical study sites in France. We are currently in discussions with several regulatory agencies in Europe as well as our European Medical Device Directive, or MDD, notified body with respect to the safety and efficacy profile of Strattice in breast reconstruction procedures. Among the other countries, only Belgium has required us to temporarily cease the distribution and marketing of Strattice for breast reconstruction while the Belgium competent authority reviews the safety data we have provided. While we believe the safety and efficacy profile of Strattice globally meets all MDD requirements and supports our existing clearance for all reconstructive indications (including breast reconstruction and hernia repair), other countries or our MDD notified body may take regulatory actions that could suspend marketing and distribution in individual countries or in the European Union as a whole, or we could be required to submit additional safety or other clinical data in order to support our existing approval. If Strattice were to be removed from other countries or if our MDD regulatory approval were revoked, our Regenerative Medicine business and its growth prospects over the next several years could be materially impacted. For the year ended December 31, 2015, our total Strattice revenue for breast reconstruction procedures in France and Belgium combined and in the entire European Union was $0.2 million and $11.1 million, respectively. For the year ended December 31, 2015, our total Strattice revenue for all procedures in France and Belgium combined and in the entire European Union was approximately $0.9 million and $24.9 million, respectively.
To be sold in Japan, most medical devices must undergo thorough safety examinations and demonstrate medical efficacy before they are granted approval through a pre-market approval application, or shonin. The Japanese government, through the Ministry of Health, Labour, and Welfare, or the MHLW, regulates medical devices under the Pharmaceutical Affairs Law, or the PAL. Oversight for medical devices is conducted through the Pharmaceutical and Medical Devices Agency, or the PMDA, a government organization responsible for scientific review of market authorization applications, and inspection and auditing of manufacturers to ensure compliance with clinical, laboratory, and manufacturing practice requirements. Penalties for a company’s noncompliance with PAL could be severe, including revocation or suspension of a company’s business license and criminal sanctions. We are subject to inspection for compliance by the MHLW and the PMDA.

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
Healthcare Initiatives and Reimbursement
Government and private sector initiatives to control the increasing cost of healthcare, including price regulation and competitive pricing, coverage and payment policies, comparative and cost-effectiveness analyses, technology assessments and managed-care arrangements, are continuing in many geographies where we do business, including the United States, Europe and Japan. As a result of these changes, the marketplace has placed increased emphasis on the delivery of more cost-effective medical therapies. For example, government programs, private healthcare insurance and managed-care plans have attempted to control costs by limiting the amount of reimbursement they will pay for procedures or treatments, and some third-party payers require their pre-approval before medical devices or therapies are utilized by patients. These various initiatives have created increased price sensitivity over medical products generally and may impact demand for our products. A substantial portion of AWT and Regenerative Medicine product placements are subject to reimbursement coverage criteria from various public and private third-party payers, including government-funded programs, and other publicly funded health plans in foreign jurisdictions. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payers. Payment by government entities for our products in the United States is subject to regulation by the Centers for Medicare and Medicaid Services, or CMS, and comparable state agencies responsible for reimbursement and regulation of healthcare items and services. Reimbursement fee schedules regulate the amount the United States government will reimburse hospitals, providers and suppliers for the care of persons covered by Medicare. This includes in some instances determining whether specific technologies, and their correlating procedures, are covered, and if so, what the payment rate may be. Changes in current reimbursement levels could have an adverse effect on market demand and our pricing flexibility.
In the U.S. home care market, our NPWT products are subject to Medicare Part B reimbursement and many U.S. commercial insurers have adopted coverage criteria similar to Medicare standards. For the year ended December 31, 2015, U.S. Medicare placements of our NPWT products represented approximately 6.7% of our total revenue. We maintain CMS deemed accreditation in the U.S. through the Accreditation Commission for Health Care, or the ACHC. Our U.S. Service Centers are subject to numerous unannounced federal and state reimbursement and licensing agency inspections, in addition to the tri-annual ACHC reaccreditation survey visits. From time to time, CMS periodically initiates payment schedule changes and bidding programs that affect our home care NPWT business. Our revenue from U.S. Medicare placements of NPWT products is now subject to Medicare’s durable medical equipment competitive bidding program. On January 30, 2013, as part of this competitive bidding program, CMS announced new reimbursement rates for Medicare patients in the home, which became effective July 1, 2013. This program resulted in an average reimbursement decline of 41% for NPWT across the 91 major metropolitan areas. These 91 areas represent approximately 43% of our U.S. Medicare Part B business. Reimbursement for the NPWT business has also been impacted by the competitive bidding program in an additional 9 areas as of January 1, 2014, with a similar reimbursement decline of 42%. These 9 areas represent an additional 7% of our U.S. Medicare Part B business. The areas impacted by competitive bidding will be re-bid at the expiration of the current 3-year Medicare contracts, with new rates going into effect July 1, 2016 for the initial 91 Metropolitan Statistical Areas, or MSAs, and January 1, 2017 for the subsequent nine metropolitan areas. Additionally, all non-bid areas, representing 50% of our U.S. Medicare Part B business, will be subject to reimbursement decreases equivalent to regional averages of the competitive bidding rates beginning January 1, 2016. The new rates will be phased in beginning January 1, 2016 and fully in effect by July 1, 2016.
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
We also are subject to routine pre-payment and post-payment audits of durable medical equipment claims submitted to Medicare Part B. These audits typically involve a complex medical review, by Medicare or its designated contractors and representatives, of documentation supporting the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to obtain the written medical record in advance of therapy as long as the underlying medical records reported to us support the coverage criteria and medical necessity information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims, we could be subject to denial or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that an audit results in major discrepancies of claims records which lacked proof of medical necessity, Medicare may be entitled to take additional corrective measures, including: extrapolation of the results of the audit across a wider population of claims, submitting recoupment demands for claims other than those examined in the audit, or placing the organization on a full prepayment review. For the year ended December 31, 2015, these audits have averaged approximately 11% of our claims. While eventually receiving payment on a high percent of the claims subject to these audits, payment timeliness may range from a few months up to a year resulting in increasing Medicare accounts receivable balances.
Healthcare cost containment efforts have also prompted domestic hospitals and other customers of medical device manufacturers to consolidate into larger purchasing groups to enhance purchasing power, and this trend is expected to continue. The medical device industry has also experienced some consolidation, partly in order to offer a broader range of products to large purchasers. As a result, transactions with customers are larger, more complex and tend to involve more long-term contracts than in the past. These larger customers, due to their enhanced purchasing power, may attempt to increase the pressure on product pricing.
Foreign governments also impose regulations in connection with their healthcare reimbursement programs and the delivery of healthcare items and services. We are continuing our efforts to obtain expanded reimbursement for our products and related disposables in foreign jurisdictions. These efforts have resulted in varying levels of reimbursement for our products from private and public payers in multiple jurisdictions, primarily in the acute care setting. Generally, our NPWT products are covered and reimbursed in the inpatient hospital setting and to some extent, depending on the country, in post-acute or community-based care settings (Austria, Switzerland and some regions in Italy). However, in certain countries, such as Germany, the United Kingdom, France and Spain, post-acute care coverage and reimbursement are largely provided on a case-by-case basis and multiple efforts are underway with certain countries to secure consistent coverage and reimbursement policies in community-based outpatient care settings. In targeted countries, we are utilizing accepted “coverage with evidence” mechanisms in close cooperation with local clinicians and clinical centers, government health ministry officials and, in some cases, private payers to obtain the necessary evidence to support adequate coverage and reimbursement. Overall, the prospects of achieving broader global coverage and reimbursement for our products in both acute and post-acute settings are dependent upon the controls applied by governments and private payers with regard to rising healthcare costs. We believe that our plans to achieve positive coverage and reimbursement decisions for our products outside the United States are supported by the growing requirements to provide supporting clinical and economic evidence.

Healthcare Reform
In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were enacted into law in the United States, which included a number of provisions aimed at improving the quality and decreasing the costs of healthcare. Under the legislation, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The legislation imposed, among other things, an excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. We are subject to this excise tax on our sales of certain medical devices we manufacture, produce or import. In fiscal years 2015, 2014 and 2013, we paid approximately $13.2 million, $14.1 million and $13.5 million, respectively, related to the medical device tax. The "Consolidated Appropriations Act, 2016" (P.L. 114-13), signed into law on December 18, 2015, suspends the 2.3% excise tax on medical devices beginning on January 1, 2016. The suspension is currently set to expire on December 31, 2017.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act also provide for the establishment of an Independent Payment Advisory Board that could recommend changes in Medicare payment under certain circumstances. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the federal False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products, and impact the demand for our products or the prices at which we sell our products.

Environmental, Health and Safety Matters
Our facilities and operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, soil and groundwater contamination, the use, handling and disposal of hazardous substances and wastes and public and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes, which have the potential to result in contamination to our properties. Contamination at our currently and formerly owned or operated properties can result and has resulted in liability to us, for which we have previously recorded appropriate reserves as needed.

Availability of Securities and Exchange Commission Filings
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as amended, are available free of charge on our website at www.acelity.com, as soon as reasonably practicable after we file or furnish such information to the Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference to this report.

ITEM 1A.      RISK FACTORS

Risks Related to Our Business
We face significant and continuing competition, which could adversely affect our operating results.
We face significant and continuing competition in each of our businesses, which are characterized by rapid technological change and significant price competition. Market share can shift as a result of technological innovation and other business factors. Our customers consider many factors when selecting a product, including product reliability, clinical outcomes, economic outcomes, price and services provided by the manufacturer. Our ability to compete depends in large part on our ability to provide compelling economic benefits to our customers and payers, develop and commercialize new products and technologies and anticipate technological advances. We have historically maintained price premiums over competitive products in our core advanced devices and Regenerative Medicine lines of businesses. Our competitors often compete based on price, requiring us to continue to support our premiums by demonstrating the clinical advantages, as well as better economic outcomes, of our products. Product introductions or enhancements by competitors which may have advanced technology, better features or lower pricing may make our products obsolete or less competitive. As a result, we will be required to devote continued efforts and financial resources to bring our products under development to market, deliver cost-effective clinical outcomes, expand our geographic reach, enhance our existing products and develop new products for the advanced wound care and soft tissue repair markets.
In our AWT business, we have experienced continuing pricing pressures from competitors and the challenges of declining reimbursement rates. In our Regenerative Medicine business, we have seen increased competition from lower-priced synthetic mesh competitors in our abdominal wall reconstruction business. Consolidation trends in the healthcare industry may also introduce new competitors or provide existing competitors with an enhanced ability to compete against our products. We may also face increased competition from companies re-entering our markets after temporary withdrawal due to regulatory, business or other reasons. We expect competition to remain intense as competitors introduce additional competing products in the advanced wound care and soft tissue repair markets and continue expanding into geographic markets where we currently operate. Our failure to compete effectively could result in loss of market share to our competitors or reduced pricing for our products and have a material adverse effect on our sales and profitability.
Defects, failures or quality issues associated with our products could lead to product recalls or safety alerts, adverse regulatory actions, litigation, including product liability claims, and negative publicity that could erode our competitive advantage and market share and materially adversely affect our reputation, business, financial condition and results of operations.
Quality is extremely important to us and our customers due to the serious and costly consequences of product failure. Quality and safety issues may occur with respect to any of our products and our future operating results will depend on our ability to sustain an effective quality control system and effectively train and manage our employee base with respect to our quality system. The development, manufacture and control of our products are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and similar foreign agencies. Compliance with these regulatory requirements, such as the QSR and adverse events/recall reporting requirements in the United States and other applicable regulations worldwide, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and foreign regulatory authorities. The FDA and foreign regulatory authorities may also require post-market testing and surveillance to monitor the performance of approved products. Our manufacturing facilities and those of our suppliers and distributors are also, and may be, subject to periodic regulatory inspections. If the FDA or a foreign authority were to find that we have failed to comply with any of these Quality System requirements, it could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, such as product recalls or seizures, withdrawals, monetary penalties, consent decrees, injunctive actions to halt the manufacture or distribution of products, import detentions of products made outside the United States, restrictions on operations or other civil or criminal sanctions. Civil or criminal sanctions could be assessed against our officers, employees, or us. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products.
Our businesses also expose us to product liability risks inherent in the testing, manufacturing, marketing and use of medical products. We are, and may be in the future, subject to product liability claims and lawsuits, including potential class actions or mass tort claims, alleging that our products have resulted or could result in an unsafe condition or injury. We are currently involved in a number of legal proceedings relating to product liability claims. For example, LifeCell is currently named as a defendant in approximately 355 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using our AlloDerm products. We are also named defendants in approximately 235 cases related to Repliform, a human tissue product sold by Boston Scientific, one of our distributors. Legal proceedings are inherently unpredictable, and any product liability claim brought against us, with or without merit, could be costly to defend and could result in excessive verdicts and/or injunctive relief that may affect how we operate our business or result in settlement payments and adjustments not covered by or in excess of insurance. In addition, we may not be able to obtain insurance on terms acceptable to us or at all because insurance varies in cost and can be difficult to obtain. The legal expenses associated with defending against product liability claims, the obligation to pay a product liability claim in excess of available insurance coverage, or inability to maintain adequate insurance coverage could increase operating expenses and could materially adversely affect our business, financial position and results of operations.
In addition, we cannot predict the results of future legislative activity or future court decisions, any of which could increase regulatory investigations or our exposure to litigation. Any regulatory action or litigation, regardless of the merits, may result in substantial costs, divert management’s attention from other business concerns and place additional restrictions on our sales or the use of our products. In addition, negative publicity, including regarding a quality or safety issue, could damage our reputation, reduce market acceptance of our products, cause us to lose customers and decrease demand for our products. Any actual or perceived quality issues may also result in issuances of physician’s advisories against our products or cause us to conduct voluntary recalls. Any product defects or problems, regulatory action, litigation, negative publicity or recalls could disrupt our business and have a material adverse effect on our competitive position, financial condition and results of operations.
We are subject to various governmental regulations relating to the labeling, marketing, sales and distribution of our products.
Both before and after a product is commercially released, we have ongoing responsibilities under regulations promulgated by the FDA and similar U.S. and foreign regulations governing the product labeling and advertising, sales and marketing and the conduct of clinical studies. We may be subject to compliance action, penalties or injunctions if we are determined to be promoting the use of our products for unapproved, or off-label, uses. Device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that U.S. healthcare program reimbursement of products promoted for “off-label” uses are false and that fraudulent claims are made to the government. The failure to comply with “off-label” promotion restrictions can result in significant financial penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions or other similar enforcement actions. In the United States, such failure could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs and potential exclusion from the U.S. healthcare programs. On June 1, 2015, the FDA issued a warning letter to LifeCell, stating that the company’s Strattice BPS reconstructive tissue matrix, which was cleared by the FDA for reinforcement of soft tissue in plastic and reconstructive surgery, was being improperly promoted for breast reconstructive surgery applications, which the FDA stated represented a major change to its intended use. LifeCell promptly responded to the warning letter and implemented corrective actions. For the year ended December 31, 2015, our revenue from Strattice BPS reconstructive tissue matrix in the United States was $5.2 million. We do not believe that the adjustments required to our promotion activities for Strattice BPS will have a material impact on our business, financial condition or results of operations.
Our determination that certain of our Regenerative Medicine products are Section 361 human cellular and tissue-based product, not subject to FDA premarket clearance or approval requirements, is limited to their current intended uses. The FDA could disagree with our conclusion and if the FDA were to determine that any of these products or their intended uses required premarket clearance or approval as devices or biologics, this could disrupt our existing marketing of these products and have a material adverse effect on our business, financial condition and results of operations. In the future, we may wish to market such Regenerative Medicine products for new intended uses, which may require premarket clearance or approval under FDA medical device or biologic regulations, and which could be time consuming and costly. Insurers may also refuse to provide any coverage of approved products usage for medical indications other than those for which the FDA has granted market approvals, all of which may have a material adverse effect on our business, financial condition and results of operations.
Failure of any of our clinical studies or third-party assessments to demonstrate desired outcomes in proposed endpoints, may result in adverse regulatory actions, reduce physician usage or reduce price, coverage and/or reimbursement for our products, which could have a negative impact on our business performance.
We regularly conduct clinical studies designed to test a variety of endpoints associated with product performance and use across a number of applications. If a clinical study conducted by us or others fails to demonstrate statistically significant results supporting performance, use benefits or compelling health economic outcomes from using our products, physicians may elect not to use our products as a treatment for conditions that may benefit from them. Furthermore, in the event of an adverse clinical study outcome, our products may not achieve “standard-of-care” designations, where they exist, for the conditions in question, which could deter the adoption of our products. Also, if serious adverse events are reported during the conduct of a study, it could affect continuation of the study, product approval and product adoption. If we are unable to develop a body of statistically significant evidence from our clinical study program, whether due to adverse results or the inability to complete properly designed studies, domestic and international public and private payers could refuse to cover our products, limit the manner in which they cover our products, or reduce the price they are willing to pay or reimburse for our products.
U.S. and foreign regulatory authorities routinely conduct audits of clinical studies and such audits may result in adverse regulatory actions. In June 2015, the competent regulatory authority in France issued findings requiring us to recall and cease the distribution and marketing of Strattice reconstructive tissue matrix for the intended use of breast reconstruction in France. The decision was based on a review of certain reported adverse events at two LifeCell sponsored clinical study sites in France. We are currently in discussions with several regulatory agencies in Europe as well as our European Medical Device Directive, or MDD, notified body with respect to the safety and efficacy profile of Strattice in breast reconstruction procedures. Among the other countries, only Belgium has required us to temporarily cease the distribution and marketing of Strattice for breast reconstruction while the Belgium competent authority reviews the safety data we have provided. Other countries or our MDD notified body may take regulatory actions that could suspend marketing and distribution in individual countries or in the European Union as a whole, or we could be required to submit additional safety or other clinical data in order to support our existing approval. If Strattice were to be removed from other countries or if our MDD regulatory approval were revoked, our Regenerative Medicine business and its growth prospects over the next several years could be materially impacted. For the year ended December 31, 2015, our total Strattice revenue for breast reconstruction procedures in France and Belgium combined and in the entire European Union was $0.2 million and $11.1 million, respectively. For the year ended December 31, 2015, our total Strattice revenue for all procedures in France and Belgium combined and in the entire European Union was approximately $0.9 million and $24.9 million, respectively.
Cost-containment efforts of our customers, purchasing groups, third-party payers and governmental organizations could adversely affect our sales and profitability.
Many existing and potential customers for our products within the United States are members of GPOs and IDNs, including accountable care organizations or public-based purchasing organizations, and our business is partly dependent on major contracts with these organizations. Our products can be contracted under national tenders or with larger hospital GPOs. GPOs and IDNs negotiate pricing arrangements with healthcare product manufacturers and distributors and offer the negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. The majority of our AWT hospital sales and rentals and Regenerative Medicine sales in the United States are made pursuant to contracts with GPOs and IDNs. At any given time, we are typically at various stages of responding to bids and negotiating and renewing GPO and IDN agreements, including agreements that would otherwise expire. Bids are generally solicited from multiple manufacturers or service providers with the intention of obtaining lower pricing. Due to the highly competitive nature of the bidding process and the GPO and IDN contracting processes in the United States, we may not be able to obtain or maintain contract positions with major GPOs and IDNs across our product portfolio. Failure to be included in certain of these agreements could have a material adverse effect on our business, financial condition and results of operations, including on sales and rental revenues. In addition, while having a contract with a major purchaser, such as a GPO or IDN, for a given product category can facilitate sales, sales volumes of those products may not be maintained. For example, GPOs and IDNs are increasingly awarding contracts to multiple suppliers for the same product category. Even when we are the sole contracted supplier of a GPO or IDN for a certain product category, members of the GPO or IDN generally are free to purchase from other suppliers. Furthermore, GPO and IDN contracts typically are terminable without cause upon 60 to 90 days’ notice. The healthcare industry has been consolidating, and the consolidation among third-party payers into larger purchasing groups will increase their negotiating and purchasing power. Such consolidation may result in greater pricing pressure on us due to pricing concessions and may further exacerbate the risks described above.
Outside the United States, we have experienced pricing pressure from centralized governmental healthcare authorities due to efforts by such authorities to lower healthcare costs. Implementation of healthcare reforms and competitive bidding contract tenders may limit the price or the level at which reimbursement is provided for our products and adversely affect both our pricing flexibility and the demand for our products. Healthcare providers may respond to such cost-containment pressures by substituting lower cost products or other therapies for our products. We frequently are required to engage in competitive bidding for the sale of our products to governmental purchasing agents and hospital groups outside the United States. Our failure to offer acceptable prices to these customers could adversely affect our sales and profitability in these markets.
Distributors of our products also have begun to negotiate terms of sale more aggressively to maintain or increase their profitability. Failure to negotiate distribution arrangements having advantageous pricing and other terms of sale could cause us to lose market share and would materially adversely affect our business, financial condition and results of operations.

Changes in U.S. and international regulations, policies, rules and expanded audit programs of third-party payers regarding billing and reimbursement of our products could reduce reimbursement and collections for our products, adversely affect the demand for our products and negatively impact our global expansion efforts.
The demand for our products is partly dependent on the regulations, policies and rules of third-party payers in the United States and internationally, including the U.S. Medicare programs, that reimburse us for the sale and rental of our products. If coverage or payment regulations, policies or rules of third-party payers are revised in any material way in light of increased efforts to control healthcare spending or otherwise, the amount we may be reimbursed or the demand for our products may decrease, or the costs of providing our products could increase.
Legislative, administrative or judicial reforms to the reimbursement systems in the United States and abroad, or adverse decisions by administrators or courts of any of these systems in coverage or reimbursement relating to our products, could reduce reimbursement for our products or result in the denial of coverage for those products. Examples of these reforms or adverse decisions include price regulation, competitive bidding, changes to coverage and payment policies, assessments or studies. Any of such reforms or adverse decisions resulting in restrictive reimbursement practices or denials of coverage could have an adverse impact on the acceptance of our products and the prices that our customers are willing to pay for them. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. Reimbursement varies by country and if we are unable to obtain expanded reimbursement for our products in foreign jurisdictions, our international expansion plans could be delayed and our plans for growth could be negatively impacted.
In the United States, the reimbursement of our products by Medicare is subject to review by government contractors that administer payments under federal healthcare programs. Changes to Medicare policies, including revisions in the interpretation or application of Medicare contractor coverage policies or adverse administrative coverage determinations, can lead to denials of our claims for payment and/or requests to recoup alleged overpayments made to us for our products. Such determinations and changes can often be challenged only through an administrative appeals process. In the event that our interpretations of coverage policies in effect at any given time are inconsistent with administrative coverage determinations, we could be subject to recoupment or refund of all or a portion of any disputed amounts as well as penalties, which could exceed our related revenue realization reserves, and could negatively impact our revenue from Medicare placements in the United States. For the year ended December 31, 2015, U.S. Medicare placements of our NPWT products in the home care setting represented approximately 6.7% of our total revenue. We participate in Medicare’s durable medical equipment competitive bidding program, which resulted in substantial reimbursement declines in approximately 100 major metropolitan areas beginning in 2013. See “Item 1. Business-Government Regulation and Other Considerations.”
Our documentation, billing and other practices are subject to scrutiny by government regulators, contractors and private payers and are subject to claims audits. To ensure compliance with U.S. reimbursement regulations, the Medicare regional contractors and other government contractors periodically conduct audits of billing practices and request medical records and other documents to support claims submitted by us for payment of services rendered to our customers, which in some cases involve a review of claims that can be several years old. Such audits may also be initiated as a result of recommendations made by government agencies. Our agreements with private payers also commonly provide that payers may conduct claims audits to ensure that our billing practices comply with their policies. These audits can result in delays in obtaining reimbursement, denials of claims, or demands for refunds or recoupments of amounts previously paid to us.
If we are unable to develop new generations of products and enhancements to existing products, our competitive position may be harmed.
Our ability to grow and compete effectively depends on the successful development, introduction and commercialization of new generations of products and enhancements to existing products. The development of new or enhanced products is a complex, costly and uncertain process and requires us to anticipate customers’ and patients’ needs and emerging technology trends accurately and in a timely manner. We may experience research and development, technical and manufacturing, regulatory, marketing, distribution and other difficulties that could delay or prevent our introduction of new or enhanced products.
The development of new or enhanced products may involve significantly higher development costs than anticipated. Additionally, we may not be able to obtain required clearance, approval and/or marketing authorization from the U.S. authorities, including the FDA, and foreign regulatory authorities for new products or modifications to existing products on a timely basis, or at all. The process of obtaining regulatory clearance, approval and/or marketing authorization from the FDA and comparable foreign bodies for new products, or for enhancements or modifications to existing products, could take a significant amount of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance, require further modifications, repairs or replacements and result in limitations on the indicated uses of our products. We may not be able to demonstrate the safety and efficacy of the new or enhanced products in clinical trials or obtain reimbursement approvals for our products. Our failure to obtain or maintain clearances or approvals for new or modified products or any substantial delay in obtaining such required approvals or clearances or any substantial increase in applicable regulatory or administrative requirements could materially delay our development and commercialization of new products and enhancements to existing products. In addition, the new or enhanced products may not be manufactured or provided at acceptable cost and with appropriate quality. We may not be able to market or distribute the products successfully and the new or enhanced products may fail to gain customer acceptance. If any of the foregoing events occurs, we may have to abandon a product in which we have invested substantial resources. Innovation through enhancements and new products requires significant capital commitments and investments on our part, which we may be unable to recover. Our failure to introduce new and innovative products in a timely manner could have a material adverse effect on our competitive position, business, financial condition and results of operations.
The implementation of healthcare reform in the United States may adversely affect our business and financial results.
As part of the enactment of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, in 2013, we began paying an excise tax of 2.3% on our sales of certain medical devices we manufacture, produce or import. In fiscal years 2015 and 2014, we paid approximately $13.2 million and $14.1 million, respectively, related to the medical device tax. The "Consolidated Appropriations Act, 2016" (P.L. 114-13), signed into law on December 18, 2015, suspends the 2.3% excise tax on medical devices beginning on January 1, 2016. The suspension is currently set to expire on December 31, 2017. In addition, the legislation authorizes certain voluntary demonstration projects around development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care and also increases fraud and abuse penalties and expands the scope and reach of the federal False Claims Act and government enforcement tools, which may adversely impact healthcare companies. The new law or any future legislation could reduce medical procedure volumes, lower reimbursement for our products and impact the demand for our products or reduce the prices at which we sell our products. We cannot predict with any certainty what other impact implementation of this legislation may have on our business. While this legislation is intended to expand health insurance coverage to uninsured persons in the United States, the impact of any overall increase in access to healthcare on sales of our products remains uncertain.
If we are unsuccessful in protecting, maintaining and enforcing our intellectual property, our competitive position could be harmed.
We rely on a combination of patents, trademarks, trade secrets and contractual provisions to protect our intellectual property. Patents and our other intellectual property rights are important to our business and our ability to compete effectively with other companies. We seek to protect these, in part, through confidentiality agreements with employees, consultants, and other third parties. In general, our practice is to seek patent protection in both the United States and key foreign countries for patentable subject matter in our products and proprietary devices, review third-party patents and patent applications (to the extent publicly available) to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents and have numerous U.S. and foreign patent applications pending. We are also a party to various license agreements pursuant to which third parties have granted certain patent rights to us in consideration for lump sum and/or or royalty payments.
Our efforts to protect our intellectual property and proprietary rights may not be sufficient. We cannot be sure that our pending patent applications will result in the issuance of patents, that patents issued or licensed to us in the past or in the future will not be challenged or circumvented by competitors, that these patents will remain valid and enforceable or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications, or that competitors will not otherwise gain access to our trade secrets or other confidential information. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture a market position in such countries by utilizing technologies that are similar to those developed or owned by or licensed to us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing or otherwise violating our intellectual property rights. Confidentiality or other agreements to which we are a party may be breached, and the remedies thereunder may not be sufficient to protect our rights. If we do not obtain and maintain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue and could have a material adverse effect on our business, financial condition and results of operations.

Pending and future intellectual property litigation could be costly and disruptive and may have an adverse effect on our business, financial condition and results of operations.
We operate in an industry characterized by extensive intellectual property litigation. Defending intellectual property litigation is expensive and complex, takes significant time and diverts management’s attention from other business concerns, and the outcomes are difficult to predict. We are currently party to several intellectual property litigation disputes described in more detail in “Item 3. Legal Proceedings.” Any pending or future intellectual property litigation may result in significant damage awards, including treble damages under certain circumstances, and injunctions that could prevent the manufacture and sale of affected products or could force us to seek a license and/or make significant royalty or other payments in order to continue selling the affected products. At any given time, we are involved as either a plaintiff or a defendant in a number of intellectual property actions, the outcomes of which may not be known for prolonged periods of time. As a healthcare supplier, we can expect to face additional claims of intellectual property infringement in the future. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business, financial condition and results of operations.
We may not successfully identify and complete acquisitions or divestitures on favorable terms or achieve anticipated synergies relating to any such transaction, and such transactions could result in unforeseen operating difficulties, regulatory issues and expenditures, require significant management resources and require significant charges or write-downs.
We regularly review potential acquisitions of complementary businesses, technologies, services and products. In regularly evaluating the performance of our businesses, we may also decide to sell a business or product line. We may be unable to find suitable acquisition candidates or identify divestiture opportunities. Even if we identify appropriate acquisition candidates or divestiture opportunities, we may be unable to complete the acquisitions or the divestitures on favorable terms, if at all. Future acquisitions may increase our debt or reduce our cash available for operations or other uses, and any divestitures may result in significant charge-offs or write-downs, including those related to goodwill and other intangible assets. In addition, the process of integrating an acquired business, technology, service or product into our existing operations requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. We may face additional risks related to unknown or contingent liabilities related to business practices of the acquired companies, including liabilities relating to, or arising out of, any actual or alleged violations or non-compliance of any applicable laws, regulations and rules by such acquired companies, environmental remediation expense, products liability, patent infringement claims or other unknown liabilities. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so. Our future acquisitions may also lead to increased scrutiny and review of our company by governmental and other regulatory authorities. We also could experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges, and other issues that could arise in connection with, or as a result of, the acquisition of an acquired company or business. For example, during 2015, we recorded a $7.8 million and $1.3 million impairment related to of indefinite-lived intangible assets of our Strattice brand and certain assets acquired from TauTona Injector, LLC, respectively. Additionally, in 2013, we recognized impairment charges of $443.4 million related to impairment of LifeCell goodwill and intangible assets, which KCI acquired in 2008. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our business, financial condition and results of operations could be materially adversely affected. The process of divesting ourselves of a business or product line could result in unforeseen expenditures and risks, including dissynergies in shared functions, as well as complexities in separating operations, services, products and personnel. Future divestitures may result in potential loss of key employees and disruption of our business. Any acquisitions or divestitures often require significant expenditures as well as significant management resources that cannot then be dedicated to other projects. Moreover, we may not realize the anticipated financial or other benefits of an acquisition or a divestiture, including our ability to achieve cost savings or revenue synergies. Our failure to manage these risks successfully could also have an adverse impact on our business.
We may not realize the expected benefits from our restructuring initiatives and continuous improvement efforts, and they may result in unintended adverse impacts to our business.
Over the last four years, we have undertaken several restructuring and realignment initiatives to reduce our overall cost base and improve efficiency. In 2014, we announced a business realignment plan to combine our historic KCI and LifeCell operations plus Systagenix into one centrally managed operating company under the Acelity brand with two business units, AWT and Regenerative Medicine, as well as to unify certain support functions. The actions initiated under our business realignment plans include outsourcing of certain service and support functions, workforce reductions and other efforts to streamline our business. While these changes are part of a comprehensive plan to, among other things, accelerate our growth, reduce costs and leverage economies of scale, we may not realize the expected benefits of our restructuring initiatives and continuous improvement efforts. In addition, these actions and potential future restructuring actions could yield unintended consequences, such as distraction of management and employees, business disruption, reduced employee morale and productivity and unexpected additional employee attrition, including the inability to attract or retain key personnel. These consequences could negatively affect our business, financial condition and results of operations. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may take in the future, any expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. In addition, the costs associated with implementing restructuring activities might exceed expectations, which could result in additional future charges.
Our failure to comply with program integrity and data privacy and security laws may subject us to penalties and adversely affect our business, financial condition and results of operations.
Participation in federal healthcare programs requires us to comply with laws regarding the way in which we conduct business, submit claims and handle protected health information, or PHI. These laws include the False Claims Act, which attaches per-claim liability and potentially treble damages to the filing of false claims for federal payment. Since 2009, we have been party to litigation arising out of qui tam allegations of violations of the False Claims Act. For more information regarding this litigation, see “Item 3. Legal Proceedings.” There are also laws that attach criminal liability to unlawful inducements for the referral of business reimbursable under federally funded healthcare programs, known as the anti-kickback laws, and those that attach repayment and monetary damages to instances where healthcare service providers seek reimbursement for providing certain services to a patient who was referred by a physician that has certain types of direct or indirect financial relationships with the service provider, known as the Stark law. Additionally, we are subject to the Sunshine Act, which requires that we annually disclose to the CMS all transfers of value (subject to limited exclusions) to certain physicians and teaching hospitals, as such terms are defined in the statute and related regulations. Failure to accurately disclose these transfers could subject us to certain monetary penalties. Some U.S. states and countries outside the United States have laws requiring similar disclosures, which, like the Sunshine Act, contain penalty provisions.
The laws applicable to us are subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to criminal and civil penalties, which could be severe, including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare and Medicaid. Furthermore, since many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, financial condition and results of operations.
We directly collect, use, access, disclose, transmit and/or store PHI, personally identifiable information, or PII, and limited amounts of payment card information, or PCI, in connection with our customer service, billing and employment practices. In the United States, the manner in which we collect, use, access, disclose, transmit and store PHI is subject to the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act of 2009, and the health data privacy, security and breach notification regulations issued pursuant to these statutes, while state privacy, security and breach notification laws and regulations apply to both PHI and PII. PII and PCI are subject to certain other laws, regulations and industry standards. These statutes, regulations and standards impose numerous requirements regarding the collection, use, access, disclosure, transmission and storage of PHI, PII and PCI. Our failure to effectively implement the required or addressable data privacy and security safeguards and breach notification procedures, or our failure to accurately anticipate the application or interpretation of these statutes, regulations and standards could create material civil and/or criminal liability for us, which could result in adverse publicity and have a material adverse effect on our business, financial condition and results of operations. In addition to complying with applicable U.S. law, the collection, use, access, disclosure, transmission and storage of PHI and other sensitive data (e.g., PII and PCI) is subject to regulation in other jurisdictions in which we do business or expect to do business in the future, and data privacy and security laws and regulations in some such jurisdictions may be more stringent than those in the United States.
Because we depend upon a limited group of suppliers and manufacturers and, in most cases, exclusive suppliers for products essential to our business, we may incur significant product development costs and experience material delivery delays if we lose any significant supplier, which could materially impact the rental and sales of our products.
We obtain some of our finished products and components from a limited group of suppliers, and we purchase most of our raw materials from single sources for reasons of quality assurance, cost-effectiveness, availability or constraints resulting from regulatory requirements. For example, we rely on a limited number of suppliers to source foam and drapes used in our AWT products as well as proprietary solutions, including enzymes, used for our Regenerative Medicine products. For us to be successful, our suppliers must be able to provide us with products and components in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable costs and on a timely basis. Our efforts to maintain a continuity of supply and high quality and reliability may not be successful. Manufacturing disruptions experienced by our suppliers may jeopardize our supply of finished products and components. Due to the stringent regulations and requirements of the FDA and other similar non-U.S. regulatory agencies regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for certain components or materials. A change in suppliers could require significant effort or investment in circumstances where the items supplied are integral to product performance or incorporate unique technology. A reduction or interruption in manufacturing, or an inability to secure alternative sources of raw materials or components, could have a material effect on our business, results of operations, financial condition and cash flows. Due to our substantial indebtedness, one or more of our suppliers may refuse to extend us credit with respect to our purchasing or leasing equipment, supplies, products or components, or may only agree to extend us credit on significantly less favorable terms or subject to more onerous conditions. This could significantly disrupt our ability to purchase or lease required equipment, supplies, products and components in a cost-effective and timely manner and could have a material adverse effect on our business, financial condition and results of operations. Any casualty, natural disaster or other disruption of any of our sole-source suppliers’ operations, or any unexpected loss of any existing exclusive supply contract, could have a material adverse effect on our business, financial condition and results of operations.
Increased prices for, or unavailability of, raw materials or sub-assemblies used in our products could adversely affect our profitability or revenues.
Our profitability is affected by the prices of the raw materials and sub-assemblies used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including changes in supply and demand, general economic conditions, labor costs, fuel related delivery costs, competition, import duties, excise and other indirect taxes, currency exchange rates, and government regulation. Due to the highly competitive nature of the healthcare industry and the cost containment efforts of our customers and third-party payers, we may be unable to pass along cost increases for key components or raw materials through higher prices to our customers. If the cost of key components or raw materials increases, and we are unable fully to recover these increased costs through price increases or offset these increases through other cost reductions, we could experience lower margins and profitability. Significant increases in the prices of raw materials or sub-assemblies that cannot be recovered through productivity gains, price increases or other methods could adversely affect our results of operations. Moreover, pursuant to the conflict minerals requirements promulgated by the SEC as a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we are required to report on the source of any conflict minerals used in our products as well as the process we use to determine the source of such materials. We will incur expenses as we work with our suppliers to evaluate the source of any conflict minerals in our products, and compliance with these requirements could adversely affect the sourcing, supply, and pricing of our raw materials.
If a natural or man-made disaster strikes our or a third-party’s manufacturing facilities, we will be unable to manufacture our products for a substantial amount of time and our sales and profitability will decline.
Our and third parties’ facilities and the manufacturing equipment we use to produce our products would be costly to replace and could require substantial lead time to repair or replace. We manufacture all of our tissue Regenerative Medicine products exclusively at our manufacturing facility in Branchburg, New Jersey, and our adipose autologous grafting products are manufactured by a third-party supplier in the United States. We manufacture our NPWT disposable supplies at our manufacturing facilities in Athlone, Ireland and Peer, Belgium, and the manufacturing facilities of two third-party contract manufacturers in Mexico. We manufacture our advanced wound dressings at our manufacturing facility in Gargrave, England, supplemented by a network of third-party contract manufacturers located mainly in the United Kingdom and some in the United States. Regulatory approvals of our products are limited to one or more specifically approved manufacturing facilities. If we fail to produce enough of a product at a facility, or if the manufacturing process at that facility is subject to a temporary or permanent facility shut-down caused by casualty (property damage caused by fire or other perils), regulatory action, or other unexpected interruptions, we may be unable to deliver that product to our customers or identify and validate alternative sources for the affected product on a timely basis, which would impair our results of operations. Disruption of our third-party manufacturers’ facilities could arise for a variety of reasons, including technical, labor or other difficulties, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of, or damage to, any facility (as a result of natural disaster, use and storage of hazardous materials or other events), quality control issues, bankruptcy of the manufacturer or other reasons. Any of these disruptions in our key manufacturer’s production could have a negative impact on our sales or profitability. A natural disaster such as a fire or flood could affect our ability to maintain ongoing operations and cause us to incur additional expenses. Insurance coverage may not be adequate to fully cover losses in any particular case. Accordingly, damage to a facility or other property due to fire, flood or other natural disaster or casualty event could materially and adversely affect our business, financial condition and results of operations.

Disruption to our distribution operations could adversely affect our business.
We utilize third-party logistics providers to distribute our products in all of our geographic markets and any prolonged disruption in the operations of our existing distribution providers, whether due to technical, labor or other difficulties, equipment malfunction, contamination, failure to follow specific protocols and procedures, destruction of or damage to any facility (as a result of natural disaster, use and storage of hazardous materials or other events) or other reasons, could have a material adverse effect on our business, financial condition and results of operations. We rely on independent distributors in many of our international markets who generally control the importation and marketing of our product within their territories. We generally grant exclusive rights to these distributors and rely on them to understand local market conditions, to diligently sell our products and to comply with local laws and regulations, including applicable anti-bribery statutes under the FCPA. The operation of local laws and our agreements with distributors can make it difficult for us to change quickly from a distributor who we feel is underperforming. If we do terminate an independent distributor, we may lose our product registrations and customers who have been dealing with that distributor. We do not have local staff in many of the areas covered by independent distributors, which may make it difficult for us to monitor our distributors’ performance. Actions by independent distributors that are beyond our control could result in flat or declining sales in that territory, harm to the reputation of our company or our products, or legal liability.
Our international business operations are subject to risks, including risks arising from currency exchange rate fluctuations, which could adversely affect our operating results.
Our operations outside the United States are subject to certain legal, regulatory, social, political, and economic risks inherent in international business operations. Sales outside of the United States represented approximately $478.2 million, or 26%, of our total revenue for the year ended December 31, 2015, and $537.0 million, or 29%, of our total revenue for the year ended December 31, 2014, and we expect that non-U.S. sales will contribute significantly to future growth. The risks associated with our operations outside the United States include:

•	local product preferences and product requirements;

•	less rigorous protection of intellectual property in some countries outside the United States;

•	more stringent data privacy and security measures in some countries outside the United States;

•	trade protection measures and import and export licensing requirements;

•	changes in foreign regulatory requirements and tax laws;

•	alleged or actual violations of the FCPA and similar local commercial anti-bribery and anti-corruption laws in the foreign jurisdictions in which we do business;

•	changes in foreign medical reimbursement programs and policies, and other healthcare reforms;

•	government-mandated austerity programs limiting spending;

•	changes in government-funded tenders and payer pathways;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	complex tax and cash management issues;

•	potential tax costs associated with repatriating cash from our non-U.S. subsidiaries;

•	political and economic instability and inflation, recession or interest rate fluctuations; and

•	longer term receivables than are typical in the United States, and greater difficulty of collecting receivables in certain foreign jurisdictions.
We are also exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates. If the U.S. dollar strengthens in relation to the currencies, such as the Euro, of other countries where we sell our products, our U.S. dollar reported revenue and income will decrease. Additionally, we incur significant costs in foreign currencies and a fluctuation in those currencies’ value can negatively impact manufacturing and selling costs. Changes in the relative values of currencies occur regularly and, in some instances, could have an adverse effect on our financial condition and results of operations.

Failure to comply with the FCPA and other anti-corruption, anti-bribery and anti-money laundering laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the United Kingdom’s Bribery Act of 2010 and other anti-bribery legislation around the world. The anti-bribery laws generally prohibit covered entities and their intermediaries from engaging in bribery or making other prohibited payments, offers or promises to foreign officials for the purpose of obtaining or retaining business or other advantages. In addition, the FCPA and other anti-bribery laws impose recordkeeping and internal controls requirements on publicly traded corporations and their foreign affiliates, which are intended to, among other things, prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. As a substantial portion of our revenue is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments, offers or promises of payment to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business or other advantages. In many foreign countries, particularly in countries with developing economies, some of which represent key markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or other third-parties, including our distributors. Therefore, there can be no assurance that our employees and agents, and those companies to which we outsource certain of our business operations, have not and will not take actions that violate our policies or applicable laws, for which we may be ultimately held responsible. Any violation of anti-bribery laws or allegation of such violations could result in severe criminal or civil sanctions, which could have a material adverse effect on our reputation, business, results of operations and financial condition.
Furthermore, we are subject to the export controls and economic embargo rules and regulations of the United States, including, but not limited to, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury, as well as the laws and regulations administered by the Department of Commerce. These regulations limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. A determination that we have failed to comply, whether knowingly or inadvertently, may result in substantial penalties, including fines and enforcement actions and civil and/or criminal sanctions, the disgorgement of profits and the imposition of a court-appointed monitor, as well as the denial of export privileges, and may have an adverse effect on our reputation.
We rely on the performance of our information technology systems, the failure of which could have an adverse effect on our business and performance.
Our business requires the continued operation of sophisticated information technology systems and network infrastructure. These systems are susceptible to interruption by fire, power loss, system malfunction, computer viruses, cyber-attacks and other events, which may be beyond our control. Systems interruptions could reduce our ability to accept customer orders, manufacture our products or provide service to our customers, and could have a material adverse effect on our business, financial condition and results of operations. The level of protection and disaster-recovery capability varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be totally effective. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us, our employees, patients, partners, customers or suppliers, which may result in significant costs and potential government sanctions. In particular, if we are unable to adequately safeguard PHI, PII or other protected personal information, we may be subject to additional liability under domestic and international laws respecting the privacy data protection and security of health information and/or other personal information.
We are pursuing initiatives to modernize our information technology systems and processes. Many of our business lines use disparate systems and processes, including those required to support critical functions related to our operations, sales and financial reporting. We continue implementing new systems to better streamline and integrate critical functions, which we expect to result in improved efficiency and, over time, reduced costs. These initiatives expose us to inherent risks. We may suffer data loss or delays or other disruptions to our business, which could have an adverse effect on our reputation, business, financial condition and results of operations. If we fail to successfully implement new information technology systems and processes, we may fail to realize cost savings anticipated to be derived from these initiatives.

Our operations are subject to environmental, health and safety laws and regulations that could require us to incur material costs.
Our manufacturing operations worldwide and those of our third-party suppliers are subject to many requirements under environmental, health and safety laws concerning, among other things, the use, storage, generation, handling, transportation and disposal of hazardous substances or wastes, the cleanup of hazardous substance releases, exposure to hazardous substances and emissions or discharges into the air or water. Violations of these laws can result in significant civil and criminal penalties and incarceration. Most environmental agencies also have the power to cease the operations of an enterprise if it is operating in violation of environmental law. Even if our operations are and were conducted in compliance with environmental laws, we may incur liability relating to the cleanup hazardous substance releases (including releases at properties we formerly occupied, releases caused by prior occupants of properties we currently own, and releases at offsite waste disposal facilities we used for the treatment or disposal our of waste). Some European countries impose environmental taxes or require manufacturers to take back used products at the end of their useful life. In addition, some jurisdictions regulate or restrict the materials that manufacturers may use in their products and require the redesign or labeling of products. New laws and regulations, violations of or amendments to existing laws or regulations, stricter enforcement of existing requirements, or the discovery of previously unknown contamination could require us to incur costs, become the basis for new or increased liabilities, and cause disruptions to our operations that could be material. Any significant disruption in our operations or the operations of our third-party suppliers as a result of violations of or liabilities under these laws or regulations could have an adverse effect on our business and financial condition.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
In general, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, or tax credits to offset future taxable income. If we undergo an ownership change, our ability to utilize federal NOLs or tax credits could be limited by Section 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 and 383 of the Code. Our NOLs or credits may also be impaired under state tax law. Accordingly, we may not be able to utilize a material portion of our federal and state NOLs or credits. Our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. Valuation allowances have been provided for deferred tax assets related to our state NOLs.
Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition and results of operations.
We are subject to income taxes as well as non-income based taxes in the United States and various jurisdictions outside the United States. We are subject to ongoing tax audits in the United States and other jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, we may not accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our combined earnings and financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a material impact on our future results of operations.
We may not be able to maintain our competitive advantages if we are not able to attract and retain key personnel.
Our success depends to a significant extent on our ability to attract and retain key members of our executive, technical, sales, marketing and engineering staff. We may not able to retain the services of individuals whose knowledge and skills are important to our businesses. Our success also depends on our ability to prospectively attract, expand, integrate, train and retain qualified management, technical, sales, marketing and engineering personnel. Because the competition for qualified personnel is intense, costs related to compensation and retention could increase significantly in the future. Additionally, integration of acquired companies and businesses can be disruptive and may lead to the departure of key employees. If we were to lose a sufficient number of our key employees and were unable to replace them in a reasonable period of time, these losses could have a material adverse effect on our business, financial condition and results of operations.
Adverse changes in general domestic and global economic conditions and instability and disruption of credit markets could adversely affect our operating results, financial condition or liquidity.
We are subject to risks arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets. Starting in 2008, the global economy was impacted by the effects of the global financial crisis. This global financial crisis, including the European sovereign debt crisis, caused extreme disruption in the financial markets, including diminished liquidity and credit availability. Subsequently, economic conditions have improved and the financial markets can today be characterized as healthy with general availability of credit. However, there may be deterioration in the global economy in the future. We believe an economic downturn could generally decrease hospital census and the demand for elective surgeries. Also, any future financial crisis could make it more difficult and more expensive for hospitals and health systems to obtain credit, which may contribute to pressures on their operating margins. In addition, any economic deterioration would likely result in higher unemployment and reduce the number of individuals covered by private insurance, which may result in an increase in the cost of uncompensated care for hospitals. Higher unemployment may also result in a shift in reimbursement patterns as unemployed individuals switch from private plans to public plans such as U.S. Medicaid or Medicare. If economic conditions deteriorate and unemployment increases, any significant shift in coverage for the unemployed may have an unfavorable impact on our reimbursement mix and may result in a decrease in our overall average unit prices.
Any disruption in the credit markets could impede our access to capital, which could be further adversely affected if we are unable to maintain our current credit ratings. Should we have limited access to additional financing sources, we may need to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms if at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials required to manufacture our products. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.
Risks Related to Our Indebtedness
Our substantial indebtedness may have a material adverse effect on our business, financial condition and results of operations including the ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from fulfilling our obligations.
We have a significant amount of indebtedness. At December 31, 2015, we and our subsidiaries had approximately $4.843 billion (excluding original issue discount) of aggregate principal amount of indebtedness outstanding, of which $4.231 billion was secured indebtedness, $612.0 million was unsecured indebtedness, and an additional $161.8 million of unused commitments available to be borrowed under our Revolving Credit Facility. As of December 31, 2015, on a pro forma basis after giving effect to the 2016 Financing Transactions (as defined below) we would have had approximately $4.9 billion of aggregate principal amount of indebtedness outstanding, of which $4.3 billion would have been secured indebtedness, $612.0 million would have been unsecured indebtedness, and an additional $161.8 million of unused commitments available to be borrowed under our revolving credit facility.
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

•
expose us to the risk of increased interest rates as certain of our borrowings, including borrowings under our term loan facilities, are at variable rates, and we may not be able to enter into interest rate swaps and any swaps we enter into may not fully mitigate our interest rate risk;

•	restrict us from capitalizing on business opportunities;

•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, the credit agreement governing our senior secured credit facilities and the indentures governing our 10.5% Second Lien Senior Secured Notes due 2018, 12.5% Senior Unsecured Notes due 2019 and 7.875% First Lien Senior Secured Notes due 2021, or collectively, the Existing Notes, contain and the agreements governing future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our indebtedness.
Despite our current level of indebtedness, we may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial leverage.
We may be able to incur significant additional indebtedness in the future. Although the indentures governing the Existing Notes and the credit agreement governing our senior secured credit facilities limit our ability and the ability of our present and future subsidiaries to incur additional indebtedness, the terms of the senior secured credit facilities and the indentures permit us to incur significant additional indebtedness. In addition, the credit agreement governing our senior secured credit facilities and the indentures do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risk associated with our substantial indebtedness described above, including our potential inability to service our debt, will increase.
We will require a significant amount of cash to service our debt, and our ability to generate cash depends on many factors beyond our control and any failure to meet our debt service obligations could materially adversely affect our business, financial condition and results of operations.
Our ability to make payments on and to refinance our indebtedness and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness on or before the maturity thereof, sell assets, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations. In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the credit agreement governing our senior secured credit facilities and the indentures governing the Existing Notes, may limit or prevent us from taking any of these actions. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of the senior secured credit facilities or our notes.
Our debt instruments restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The credit agreement governing our senior secured credit facilities and the indentures governing the Existing Notes impose significant operating and financial restrictions and limit our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting the ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

As a result of these covenants and restrictions, we are and will be limited in how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. In addition, we are required to maintain specified financial ratios and satisfy other financial condition tests. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot guarantee that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as others contained in our future debt instruments from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our financial condition and results of operations could be adversely affected.
Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially adversely affect our business, financial condition and results of operations.
If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. As a result, any default by us on our indebtedness could have a material adverse effect on our business, financial condition and results of operations.
The interests of our Sponsors may differ from the interests of the holders of our debt.
Our Sponsors are our largest interest holders and indirectly control the majority of our voting capital stock. As a result, our Sponsors are and will be entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of the holders of our capital stock, including adopting amendments to our formation documents, future issuances of equity or other securities, the payment of dividends, the incurrence of debt by us, and approving mergers, sales of substantially all of our assets or other extraordinary actions (in each case subject to the restrictions of the agreements governing our debt).
The interests of these persons may differ from our debt holders in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, our Sponsors, as equity holders, may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our debt. Additionally, the terms of our indebtedness will permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and our Sponsors may have an interest in our doing so.
Additionally, our Sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly and indirectly with us. Our Sponsors may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We own our corporate headquarters, which is located in San Antonio, Texas. In addition, we lease office space in San Antonio, Texas, Bridgewater, New Jersey and Gatwick, England, which are used for sales and marketing, customer service, research and development facilities, information technology and for general corporate purposes. We also lease service centers in countries where we have direct operations. We conduct our Regenerative Medicine manufacturing operations, including tissue processing, warehousing and distribution at two leased facilities in Branchburg, New Jersey, which includes office, laboratory, manufacturing and warehouse space. We maintain AWT engineering operations in the United States and maintain AWT manufacturing and engineering operations in the United Kingdom, Ireland and Belgium. We believe that all buildings, machinery and equipment are in good condition, suitable for their purposes and are maintained on a basis consistent with sound operations and that our current facilities will be adequate to meet our needs for 2016 and 2017.
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
When the applicable lease terms expire, we may extend our leases or choose to let the initial lease expire and find alternative space to purchase or lease.
We intend to add new facilities or expand existing facilities as we expand our operations, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion.

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
In September 2013, LifeNet Health, LifeNet, filed suit against LifeCell in the U.S. District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleged that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200, or the ‘200 Patent. On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the appeal stages of this litigation and intends to defend any further claims by LifeNet. LifeCell has filed an appeal in the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds. The hearing before the Federal Circuit Court of Appeals has been scheduled in March 2016. In September 2015, LifeCell filed suit against LifeNet in the U.S. District Court for the District of New Jersey seeking declaratory judgment that LifeCell’s products do not infringe U.S. Patent No. 9,125,971, or the ‘971 Patent, which was issued to LifeNet the same day. In February 2016, a magistrate judge ordered the case transferred to Virginia, which LifeCell is appealing. LifeCell also filed a petition with United States Patent and Trademark Office to invalidate the ‘971 Patent. The ‘971 Patent is a continuation of the ‘200 Patent.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 355 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Discovery was completed in four bellwether cases. In August 2015, LifeCell was successful in obtaining a summary judgment resulting in the dismissal of two of the four bellwether cases, and the dismissal of the design defect claims in the remaining two bellwether cases. The plaintiffs have appealed these decisions. Trial of the first remaining bellwether case has been postponed and has not yet been rescheduled. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 235 lawsuits in state and U.S. federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 231 LifeCell cases filed in two consolidated dockets in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district U.S. federal case in West Virginia that is proceeding very slowly. LifeCell has been named, but not served, in 12 cases with multiple plaintiffs and defendants in St. Louis, Missouri State court. The St. Louis cases are aimed at the entire pelvic mesh industry and it is unknown at this time if Repliform was actually implanted in any of the plaintiffs. The two remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General, or OIG, seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical

Equipment Medicare Administrative Contractors, or DME MACs. KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds. In 2012, the District Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases went to appeal in the U.S. Court of Appeals for the Ninth Circuit which reversed the District Court’s dismissal of the suits and remanded the cases back to the District Court for further proceedings. We believe that our defenses to the claims in the Hartpence and Godecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Acelity L.P. Inc.’s partnership units are privately held, and there is no established public trading market for Acelity L.P. Inc.’s partnership units. As of December 31, 2015, Chiron Guernsey Holdings L.P. Inc. held 100% of Acelity L.P. Inc.’s partnership units. No dividends were declared in 2015, 2014 or 2013. The terms of the indenture governing our Existing Notes and the credit agreement governing our senior secured credit facilities currently restrict our ability to declare cash and pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA
The following tables summarize our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data for fiscal years 2014 and 2015 and the selected consolidated statement of operations data for the fiscal years 2013, 2014 and 2015 are derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated statement of operations data for the period from January 1, 2011, through November 3, 2011, the period from November 4, 2011, through December 31, 2011, and fiscal year 2012 and the selected consolidated balance sheet data for fiscal years 2011, 2012 and 2013 are derived from our audited consolidated financial statements not included in this report. Reclassifications have been made to our results from prior years to conform to our current presentation ($ in thousands).

	Period from January 1 through November 3,	Period from November 4 through December 31,	Fiscal Year Ended December 31,
	2011	2011(1)	2012	2013	2014	2015
	Predecessor	Successor	Successor	Successor	Successor	Successor

Consolidated statement of operations data:
Revenue:
Rental	$745,457	$142,506	$815,560	$743,818	$719,864	$725,612
Sales	753,708	160,395	913,943	989,083	1,146,475	1,141,561
Total revenue	1,499,165	302,901	1,729,503	1,732,901	1,866,339	1,867,173
Rental expenses	349,754	84,747	438,752	353,504	332,762	308,041
Cost of sales	189,379	43,025	244,372	251,842	323,363	309,488
Gross profit	960,032	175,129	1,046,379	1,127,555	1,210,214	1,249,644
Selling, general and administrative expenses	559,507	216,458	589,858	684,601	713,554	639,949
Research and development expenses	69,575	14,117	71,712	75,577	69,321	59,955
Acquired intangible asset amortization	29,519	16,459	220,984	188,571	194,433	177,379
Wake Forest settlement	—	—	—	—	198,578	—
Impairment of goodwill and intangible assets	—	—	—	443,400	—	9,064
Operating earnings (loss)	301,431	(71,905)	163,825	(264,594)	34,328	363,297

Interest income and Other	972	148	829	1,602	3,667	466
Interest expense(2)	(61,931)	(105,052)	(466,622)	(419,877)	(412,733)	(425,401)
Loss on extinguishment of debt	—	—	(31,481)	(2,364)	—	—
Foreign currency gain (loss)	131	21,783	(13,001)	(22,226)	17,844	6,186
Derivative instruments gain (loss)	(2,909)	(9,473)	(31,433)	1,576	(5,183)	(4,959)
Earnings (loss) from continuing operations before income taxes (benefit)	237,694	(164,499)	(377,883)	(705,883)	(362,077)	(60,411)
Income taxes (benefit)	76,096	(46,127)	(147,823)	(150,792)	(127,031)	(12,755)
Earnings (loss) from continuing operations	161,598	(118,372)	(230,060)	(555,091)	(235,046)	(47,656)
Earnings (loss) from discontinued operations, net of tax	29,340	3,503	88,643	(3,567)	4,573	—
Net earnings (loss)	$190,938	$(114,869)	$(141,417)	$(558,658)	$(230,473)	$(47,656)

	Fiscal Year Ended December 31,
	2011(1)	2012	2013	2014	2015
	Successor	Successor	Successor	Successor	Successor
Consolidated balance sheet data:
Cash and cash equivalents	$215,426	$383,150	$206,949	$183,541	$88,409
Working capital(3)	479,913	512,185	461,707	286,839	222,119
Total assets	7,921,379	7,574,764	7,272,645	7,000,713	6,781,406
Total debt(4)	4,663,402	4,579,592	4,893,316	4,841,975	4,797,605
Total shareholders’ equity	1,593,444	1,457,396	898,075	660,713	603,165

(1)	Amounts include the impact of the 2011 LBO in November 2011.

(2)	Amount for the period from November 4, 2011 through December 31, 2011 includes $32.3 million of fees associated with the 2011 LBO-related bridge financing.
(3) Working capital is defined as current assets, including cash and cash equivalents, minus current liabilities.
(4) Total debt equals current and long-term debt, net of discount, and capital lease obligations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with “Item 6. Selected Financial Data” and our audited consolidated financial statements and related notes included elsewhere in this report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in “Item 1A. Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
OVERVIEW

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
We are a global company with approximately 26% of our 2015 revenues generated outside the United States, and our products are available in approximately 80 countries. We have invested in direct sales and marketing channels and distributors in order to expand our presence in these markets to meet the needs of our customers and payers across clinical applications, care settings and clinician groups. A critical component of marketing our portfolio of solutions and services is our sales organization of approximately 1,800 professionals working across multiple care settings and specialties. This sales infrastructure enables us to market our products directly with trained medical professionals in specific care settings in the United States, Canada, Western Europe and key emerging markets. We also have established strong relationships globally with key constituencies, including hospitals, post-acute facilities, group purchasing organizations, or GPOs, payers and other key clinical and economic decision makers by offering comprehensive customer service and clinical education.
We have two reportable operating segments which correspond to our two businesses: AWT and Regenerative Medicine. We also have other revenue which consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England.

Strategic Transformation
Since our 2011 LBO, we have transformed our business strategically, operationally and financially. This transformation resulted from the re-alignment of our product portfolio through acquisitions and divestitures, expansion into developed and emerging markets, increased commitment to product innovation and new product launches and cost saving initiatives. Our transformation culminated in the unification of the businesses of KCI, LifeCell and Systagenix under our Acelity brand, designed to allow us to leverage our complementary product portfolio with our sales, marketing and distribution network to improve our go-to-market approach, drive increased market penetration through cross-selling opportunities and improve sales productivity across our platform.
We initiated this transformation in response to trends and challenges impacting our business and the industry in which we operate. We have managed our business in order to take advantage of the growing global market opportunities for our AWT and Regenerative Medicine products, driven by the following key growth drivers:

•
Favorable Global Demographics and Aging Population. The global population aged 65 and older is expected to grow from approximately 610 million people in 2015 to approximately 1.2 billion people by 2035. There is a strong correlation between age and more severe chronic and surgical wounds and increased frequency of hernia and other abdominal wall defects, as well as breast cancer, thus increasing demand for wound care and soft tissue repair products.

•
Greater Incidence of Obesity, Diabetes and Other Chronic Conditions. According to the World Health Organization, worldwide obesity has more than doubled since 1980, and in 2014, more than 1.9 billion adults, 18 years and older, were overweight, 600 million of whom were obese. The number of people with diabetes is expected to rise from 415 million in 2015 to 642 million by 2040. Obesity and diabetes can cause other chronic conditions, such as venous insufficiencies that can impair the healing process. Higher incidence of these chronic conditions and co-morbidities in turn lead to increased incidence and complexity of wounds. Obesity is also a contributing factor to the incidence of abdominal wall defects, driving demand for soft tissue repair products.

•
Increasing Acceptance of Innovative Technologies and Protocols for Complex Wound Treatment. Education and awareness of the benefits of new wound care technologies and proper wound care protocols have increased as medical institutions and professionals look to reduce healthcare costs by decreasing the length of hospital stays and the risk of infection. This expanded acceptance of best practices has resulted in a shift away from traditional lower-technology wound care modalities and increasing demand for advanced wound care treatments backed by clinical and economic evidence.

•
Increasing Awareness of and Demand for Biologics in Complex Soft Tissue Repair Procedures, such as Breast Reconstruction and Abdominal Wall Reconstruction. The increased incidence of breast cancer combined with rising awareness of post-mastectomy treatment options, including the significant psychological benefits of breast reconstruction, have resulted in increasing numbers of patients seeking breast reconstruction following mastectomy or lumpectomy. This is being driven by increasing surgeon awareness of the large body of published clinical data demonstrating better clinical outcomes from using biologic dermal matrices in soft tissue repair procedures.

•
Shift to Advanced Treatment Protocols Outside of the United States. In emerging markets, the incidence of chronic wounds continues to be under-addressed. As the middle class continues to grow in emerging markets, we expect there will be an increased adoption of advanced wound dressings due to access to better healthcare and greater awareness of the cost-effectiveness of advanced wound therapies for chronic wounds. In addition, in certain developed markets in Europe, there is increased momentum to provide healthcare in post-acute settings. As these post-acute settings develop further, we believe there will be increased adoption of advanced devices, including NPWT, and advanced wound dressings. While biologic dermal matrices are largely used in the United States for breast reconstruction and abdominal wall reconstruction procedures, synthetic meshes are currently more widely used outside the United States. As the awareness of benefits of biologic dermal matrices in the markets outside the United States increases, we expect that there will be increased adoption of biologic dermal matrices in soft tissue repair procedures in such markets.

We have also managed our AWT and Regenerative Medicine businesses in light of the following challenges:

•
Decreasing Price and Reimbursement Levels. We have experienced downward pressure on price and reimbursement levels for our AWT devices primarily in the United States and Europe both from public and private third-party payers, including government-funded programs such as Medicare. These decreased pricing and reimbursement levels have resulted from a variety of factors, including strategic pricing reductions in exchange for longer-term contracts and other favorable contract terms, healthcare reform, government austerity measures, Medicare’s durable medical equipment competitive bidding program and the impact of the U.S. government’s sequestration.

•
Cost Containment Efforts of Payers. The consolidation of our customers into larger purchasing groups, such as GPOs and IDNs, has increased their negotiating and purchasing power. This trend, in turn, has resulted in increasing pricing pressure on us due to the consolidation of healthcare facilities, purchasing groups and U.S.-based insurance third party payers, pricing concessions and other cost containment efforts, such as competitive bidding processes.

•	Increased Competition. We have faced increased competition due to increased number of entrants into our key markets.
As a result of these market pressures, our overall pricing and reimbursement levels for AWT devices have declined. For the years ended December 31, 2015, 2014 and 2013, we estimate global pricing and reimbursement declines for AWT devices totaled $38.7 million, $80.0 million and $42.6 million, respectively. A component of these declines was the impact associated with Medicare’s durable medical equipment competitive bidding program and the U.S. government’s sequestration, which together reduced Medicare reimbursement by $2.8 million, $25.0 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that the third and final round of Medicare’s bidding program in 2016 will adversely impact pricing and reimbursement in 2016 and 2017. We believe these decreases in pricing and reimbursement will be offset, in part, by the pricing premiums our differentiated products command and the beneficial effect of the longer-term contracts we have been entering into.
As part of our efforts to address such challenges, trends and uncertainties, we have taken the following actions since our acquisition by the Sponsors:

•
Realigning our product portfolio and expanding our addressable market by acquiring the Systagenix wound dressings business, successfully executing tuck-in technology acquisitions, such as the SNaP NPWT product portfolio, and divesting our legacy lower growth, lower margin Therapeutic Support System, or TSS, business and SPY Elite System, or SPY, assets.

•
Successfully commercializing new product categories such as incision management, epidermal skin grafting, fat grafting, instillation NPWT, and innovative customer service solutions, including through the launch of iOn Healing mobile application.

•
Investing in our commercial infrastructure by increasing our U.S. sales organization, expanding our distributor relationships in foreign countries and re-aligning our sales organization to better address the needs of our customers.

•
Expanding and deepening our global footprint through the acquisition of Systagenix which is based in the United Kingdom, as well as increasing market development and product introductions in Europe and emerging markets. Since 2011, we have increased our global presence and now market our products in approximately 80 countries.

•	Implementing a focused franchise model designed to better align our global research and development and marketing functions with our regional sales forces.

•
Implementing efficiencies in our systems and operations, which continue to drive significant and sustained cost savings. Such cost-savings initiatives consisted of centralizing our international management and our shared service operations into regional hubs in lower cost jurisdictions, integrating acquired businesses into our existing infrastructure, eliminating redundancy within the organization, creating a strategic procurement capability and lowering our costs through the identification of strategic suppliers and negotiation with them of mutually-advantageous contracts reflecting our integrated global purchasing scale and scope.

As a result of our transformation, we have strengthened our business, increased revenue and expanded margins by developing a unified and streamlined global business with product offerings across the continuum of care. These actions enabled us to stabilize our revenues in 2013 and begin to drive AWT revenue increases in 2014 and 2015, despite the pricing pressures in our industry. For the year ended December 31, 2015, global AWT devices volume increased revenue by $105.7 million, compared to an increase of $58.2 million in 2014. In addition, our business optimization and integration efforts have mitigated a considerable portion of the earnings impact relating to pricing headwinds and stranded costs from the sale of the TSS business. Over the past three years, we have realigned our organization following the sale of TSS and the purchase of the Systagenix business, while at the same time investing in commercial infrastructure, global footprint and building our franchise model. We believe these actions have established a solid foundation to support future growth and leverage our infrastructure in an effective and cost efficient manner.

Recent Developments
7.875% First Lien Senior Secured Notes
On February 9, 2016, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc. co-issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes due 2021, or the First Lien Notes. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semi-annually in cash on each February 15 and August 15, beginning on August 15, 2016.
Repayment of Senior Term E-2 Credit Facility due 2016

We used a portion of the proceeds from the issuance of the First Lien Notes to repay all amounts outstanding under our Senior Term E-2 Credit Facility due November 4, 2016, together with accrued interest and related fees and expenses. The remainder of the proceeds were used to pay fees and expenses related to the offering of the First Lien Notes and for general corporate purposes.

Senior Secured Credit Facilities Amendments

On February 9, 2016, we entered into Amendment No. 7 to our Senior Secured Credit Facilities, or Amendment No. 7. Pursuant to Amendment No. 7, we, among other things, extended the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8 to our Senior Secured Credit Facilities, or Amendment No. 8. In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million million in revolving loan commitments continuing to mature on November 4, 2016.

We refer to the issuance of the First Lien Notes, the repayment of the Senior Term E-2 Credit Facility and the amendments to our Senior Secured Credit Facilities described above as the “2016 Financing Transactions”.

Proposed IPO and the IPO Refinancing Transactions
On August 26, 2015, Acelity Holdings, Inc., a subsidiary of Acelity L.P. Inc., filed a registration statement on Form S‑1 with the SEC relating to a proposed initial public offering of its common stock, or the Proposed IPO. Acelity Holdings, Inc. is a newly incorporated entity, has had no business transactions or activities to date and, as of December 31, 2015, had no assets or liabilities. In connection with the Proposed IPO, Acelity L.P. Inc. is expected to contribute all of the equity interests in Chiron Topco, Inc., the parent of Kinetic Concepts, Inc., and LifeCell Corporation to Acelity Holdings, Inc. in exchange for common shares of Acelity Holdings, Inc., with Acelity Holdings, Inc. continuing as the parent of the Issuers and holding company of our businesses.
The Proposed IPO will be made only by means of a prospectus. The registration statement relating to Acelity Holdings, Inc.’s common stock filed with the SEC has not yet become effective. Acelity Holdings, Inc.’s common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
If the Proposed IPO is consummated, we anticipate entering into new senior secured credit facilities and issuing new senior unsecured notes so we may, together with the proceeds from the Proposed IPO, repay all outstanding amounts under our existing senior secured credit facilities, redeem all outstanding aggregate principal amount of the Existing Notes and pay accrued interest, applicable premiums and related fees and expenses.
The Proposed IPO and the refinancing transactions described above, or the IPO Refinancing Transactions, may be impacted by many factors, including economic, market, industry and other conditions, which may be beyond our control. We may not be able to complete the Proposed IPO or the IPO Refinancing Transactions on terms and conditions favorable to us, or at all, and we may decide to abandon, modify or terminate the Proposed IPO or the IPO Refinancing Transactions before completion. There is no assurance that the Proposed IPO or the IPO Refinancing Transactions will take place.

SNaP Therapy System Acquisition
On December 1, 2015, we closed the acquisition of the SNaP business from Spiracur Inc., expanding our offering in disposable, portable, mechanical NPWT technology, and allowing our sales and service channels to accelerate the expansion of the SNaP Therapy System to patients and their care teams around the world who need access to NPWT devices.
Distribution Agreement with GHD
In September 2015, we entered into a distribution agreement with GHD GesundHeits GmbH Deutschland, or GHD, to distribute our advanced wound dressings portfolio in Germany. The distribution agreement with GHD, the largest provider of homecare services in Germany, offers Acelity access to GHD’s breadth of customers in both acute and post-acute care settings.
Components of and Key Factors Influencing our Results of Operations
In assessing the performance of our business, we consider a variety of performance and financial measures. We believe the items discussed below provide insight into the factors that affect these key measures.
Revenue
Within our AWT segment, we derive our revenue from sales and rentals of our NPWT, incision management, advanced wound dressings and epidermal skin harvesting devices and other products to acute care and post-acute care settings, including long-term care hospitals, skilled nursing facilities and wound care clinics or directly to patients for use in their homes. While we are generating an increasing amount of revenue from both our NPWT devices and our expansion products, such as Prevena and CelluTome, the majority of our AWT revenue is generated by NPWT products. Our customers determine whether to rent or purchase our products based on, among other considerations, their cost of capital, inventory management and maintenance capabilities. Within our Regenerative Medicine segment, we market and sell regenerative and reconstructive acellular tissue matrices to reinforce soft tissue defects and autologous fat grafting solutions primarily to ASCs. Other revenue consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England.
Several factors affect our reported revenue in any period, including product, payer and geographic sales mix, capital sales, operational effectiveness, pricing realization, marketing and promotional efforts, timing of orders and shipments associated with tenders, competition, business acquisitions and changes in foreign currency exchange rates.
The decrease in rental revenue from 2013 to 2014 was due primarily to reduced pricing and reimbursement of our rental products, partially offset by higher rental volumes. For the year ended December 31, 2015, our rental revenue growth was due to increased volumes, partially offset by unfavorable movements in foreign currency exchange rates and modest pricing declines. Our volume improvements since 2013 have primarily resulted from our investments in sales and marketing, new customer contracts, withdrawal of one of our U.S. competitors due to regulatory problems and further penetration of NPWT internationally.
The increase in sales revenue from 2013 to 2015 was primarily attributable to our acquisition of Systagenix in the fourth quarter of 2013. The Systagenix portfolio of products is comprised entirely of “for sale” products and therefore, contributed to an increase in revenue for the post-acquisition period. Partially offsetting the revenue contribution from Systagenix was a revenue decrease resulting from a decrease in the number of abdominal wall reconstruction procedures that used our Regenerative Medicine products. Foreign currency exchange rate movements did not have a material impact on our sales revenue between 2013 and 2014. However, foreign currency exchange rate movements did reduce sales revenue by $59.8 million for the year ended December 31, 2015, compared to the prior year period. See “Critical Accounting Policies and Estimates-Revenue Recognition and Accounts Receivable Realization.”
Gross profit and gross profit margin
Gross profit is calculated as revenue less rental expenses and cost of sales, and generally increases as revenue increases. Rental, or field, expenses are comprised of both fixed and variable costs including facilities, field service, sales force compensation and royalties associated with our rental products. The rental expenses have decreased over the past three years due primarily to rental fleet assets being fully depreciated and the impact of foreign exchange rates. The rental fleet assets were stepped-up to fair value upon the closing of the 2011 LBO, which significantly increased the amount of depreciation expense recognized from pre-2011 LBO periods through 2014.

Cost of sales includes manufacturing costs, product costs and royalties associated with our “for sale” products. The increases in our cost of sales correspond with the increases in sales revenue driven by the acquisition of Systagenix in the fourth quarter of 2013, including a step-up in value of the inventory, which was recognized as additional cost of sales during 2013 and 2014. See “Items Affecting Comparability” below. We expect our cost of sales to increase due primarily to increased sales volumes.
Gross profit margin is calculated as gross profit divided by total revenue. Our gross profit is affected by product and geographic sales mix, realized pricing of our products and therapies, the efficiency of our manufacturing operations, the costs of materials used to make our products and purchase accounting associated with our 2011 LBO and other business combinations. Regulatory actions, including healthcare reimbursement schemes, which may require costly expenditures or result in pricing pressure, may decrease our gross profit.
Selling, general and administrative expenses
Selling, general and administrative, or SG&A, expenses generally include administrative labor, incentive and sales compensation costs, insurance costs, professional fees, depreciation, bad debt expense and information systems costs, but exclude rental sales force compensation costs. See “Items Affecting Comparability” below. We expect our selling, general and administrative expenses to continue to increase in absolute dollars due to continued revenue growth, increased investments in market development, geographic expansion and expansion of our sales force.
Research and development expenses
Research and development, or R&D, expenses relate to our investments in clinical studies and the development of new and enhanced products and therapies. Our research and development efforts include the development of new and synergistic technologies across the continuum of wound care, including tissue regeneration, preservation and repair, as well as new applications of negative pressure technology. Our research and development program is also leveraging our core understanding of biological tissues in our Regenerative Medicine business. While our research and development expenses fluctuate from period to period based on the timing of specific research, clinical studies, product launches, development and testing initiatives, we generally expect these costs will increase in absolute terms over time as we continue to expand our product portfolio and add related personnel to support our global franchise model.
Income Taxes
We account for income taxes using an asset and liability approach. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are provided when necessary to reduce net deferred tax assets to an amount that is more likely than not to be realized.
In determining whether a valuation allowance for deferred tax assets is necessary, management analyzes both positive and negative evidence related to the realization of deferred tax assets and inherent in that, assesses the likelihood of sufficient future taxable income. Management also considers the expected reversal of deferred tax liabilities and analyzes the period in which these would be expected to reverse in order to determine whether the taxable temporary difference amounts serve as an adequate source of future taxable income to support realizability of the deferred tax assets. Based upon this analysis, we believe the taxable temporary difference amounts provide sufficient future taxable income for utilization of the deferred tax assets, net of valuation allowances.
Use of Constant Currency
As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Annual Report on Form 10-K, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency, or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Items Affecting Comparability
The comparability of our operating results for 2015, 2014 and 2013 presented herein has been affected by the following items:

•	our acquisition of Systagenix, which closed on October 28, 2013 and significantly increased our revenue and cost of sales;

•
acquisition, disposition and financing expenses, including costs associated with the acquisition of Systagenix, other business acquisitions, the disposition of our TSS business (including labor, travel, training, consulting and other expenses to support our transition services agreement, and costs associated with the reestablishment and optimization of our service center operations for locations included in the disposition) and amendments of our senior secured credit facilities;

•	business optimization expenses, including labor, travel, training, consulting and other costs associated exclusively with our business optimization initiatives;

•
significant, noncash impairment charges of goodwill and intangible assets associated with our Regenerative Medicine reporting unit. See “Critical Accounting Policies and Estimates-Goodwill and Other Intangible Assets”;

•	loss on the extinguishment of debt associated with an amendment of our senior credit facilities;

•	present value of the Wake Forest University, or Wake Forest, litigation settlement, net of previously existing liability;

•
a significant litigation-related accrual taken with respect to our continuing appeal of the adverse $34.7 million jury verdict awarded to LifeNet Health in connection with its lawsuit against LifeCell;

•	purchase accounting-related costs associated with the step-up of inventory to fair value as part of the Systagenix acquisition and our 2011 LBO;

•	impairments of inventory and fixed assets;

•	write-off of in-process research and development costs; and

•
purchase accounting-related costs associated with the step-up of rental medical equipment to fair value as part of our 2011 LBO. The declining nature of this depreciation expense relates to rental medical assets becoming fully depreciated during the period, which reduces depreciation expense in subsequent periods.

A summary of the effect of these items on loss from continuing operations before income tax benefit for each period is noted below:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Acquisitions, dispositions and financing expenses	$13,837	$5,885	$36,364
Business optimization expenses	34,997	79,412	91,525
Impairment of goodwill and intangible assets	9,064	—	443,400
Loss on extinguishment of debt	—	—	2,364
Wake Forest settlement	—	198,578	—
LifeNet litigation accrual	—	34,742	—
Costs related to the step-up of inventory to fair value	—	6,680	3,162
Inventory and fixed asset impairments	3,273	2,770	30,818
Write-off of in-process research and development	—	—	13,600
Additional depreciation associated with the step-up of rental medical equipment to fair value	—	16,544	59,558

The following discussion of results of operations highlights the significant changes in operating results arising from these items and transactions.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Revenue:
Rental	$725,612	$719,864	$743,818
Sales	1,141,561	1,146,475	989,083
Total revenue	1,867,173	1,866,339	1,732,901

Rental expenses	308,041	332,762	353,504
Cost of sales	309,488	323,363	251,842
Gross profit	1,249,644	1,210,214	1,127,555

Selling, general and administrative expenses	639,949	713,554	684,601
Research and development expenses	59,955	69,321	75,577
Acquired intangible asset amortization	177,379	194,433	188,571
Wake Forest settlement	—	198,578	—
Intangible asset impairments, net of reduction in contingent consideration	9,064	—	443,400
Operating earnings (loss)	363,297	34,328	(264,594)

Interest income and other	466	3,667	1,602
Interest expense	(425,401)	(412,733)	(419,877)
Loss on extinguishment of debt	—	—	(2,364)
Foreign currency gain (loss)	6,186	17,844	(22,226)
Derivative instruments gain (loss)	(4,959)	(5,183)	1,576
Loss from continuing operations before income tax benefit	(60,411)	(362,077)	(705,883)
Income tax benefit	(12,755)	(127,031)	(150,792)
Loss from continuing operations	(47,656)	(235,046)	(555,091)
Earnings (loss) from discontinued operations, net of tax	—	4,573	(3,567)
Net loss	$(47,656)	$(230,473)	$(558,658)

The Year ended December 31, 2015, compared to the Year ended December 31, 2014
Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue:

	Year ended December 31,
		2015		As	Constant
	2015	(constant	2014	Reported	Currency %
($ in thousands)	(GAAP)	currency)	(GAAP)	% Change	Change(1)

Advanced Wound Therapeutics revenue:
Rental	$725,612	739,695	$719,864	0.8%	2.8%
Sales	695,943	748,860	700,414	(0.6)%	6.9%
Total – Advanced Wound Therapeutics	1,421,555	1,488,555	1,420,278	0.1%	4.8%

Regenerative Medicine revenue:
Sales	433,866	439,806	428,089	1.3%	2.7%

Other revenue:
Sales	11,752	12,700	17,972	(34.6)%	(29.3)%

Total consolidated revenue:
Rental	725,612	739,695	719,864	0.8%	2.8%
Sales	1,141,561	1,201,366	1,146,475	(0.4)%	4.8%
Total consolidated revenue	$1,867,173	$1,941,061	$1,866,339	—%	4.0%

(1) Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year.
The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31,
	2015	2014	Change

Advanced Wound Therapeutics revenue	76.1%	76.1%	—	bps
Regenerative Medicine revenue	23.3%	22.9%	40	bps
Other revenue	0.6%	1.0%	(40)	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	38.9%	38.6%	30	bps
Sales revenue	61.1%	61.4%	(30)	bps
Total consolidated revenue	100.0%	100.0%

AWT revenue for 2015 increased $1.3 million, or 0.1%, as reported on a GAAP basis, and $68.3 million, or 4.8%, on a constant currency basis, compared to the prior year due to mid-single digit growth in advance devices and strong Prevena sales. Foreign currency exchange rate movements unfavorably impacted AWT sales revenue by $52.9 million, or 7.5%, compared to the prior year. Excluding the impact of foreign currency exchange rate movements, AWT sales revenue for 2015 increased $48.4 million, or 6.9%, compared to the prior year due primarily to increased revenue from expansion products and growth internationally, partially offset by a decline in average pricing. Foreign currency exchange rate movements unfavorably impacted AWT rental revenue by $14.1 million, or 2.0%, compared to the prior year. Excluding the impact of the foreign currency exchange rate movements, AWT rental revenue for 2015 increased $19.8 million, or 2.8%, compared to the prior year due to increased rental revenue in established markets. The increase in constant currency rental revenue resulted from increased rental volumes of our AWT devices, partially offset by lower pricing. Global AWT devices pricing and reimbursement declined approximately $38.7 million in 2015, compared to the prior year. Of this decline, approximately $2.8 million related to Medicare’s durable medical equipment competitive bidding program and the U.S. government’s sequestration, which further reduced Medicare pricing.
Regenerative Medicine revenue for 2015 increased $5.8 million, or 1.3%, as reported on a GAAP basis, and $11.7 million, or 2.7%, on a constant currency basis, compared to the prior year. The increase in our Regenerative Medicine revenue was primarily driven by volume growth associated with an increase in the number of breast reconstruction procedures using our Regenerative Medicine products, partially offset by decreases in the number of procedures using abdominal wall reconstruction products as some customers continue choosing lower cost synthetic alternatives for less complex procedures.
Other revenue decreased $6.2 million, as reported on a GAAP basis, and $5.3 million, on a constant currency basis, compared to the prior year. Other revenue consists of contract manufacturing revenue from our manufacturing plant in Gargrave, England that we acquired as part of our acquisition of Systagenix in the fourth quarter of 2013.
Gross Profit and Gross Profit Margin

The following table presents the gross profit and gross profit margin (calculated as gross profit divided by total revenue for the periods indicated:

	Year ended December 31,
($ in thousands)	2015	2014

Gross profit	$1,249,644	$1,210,214
Gross profit margin	66.9%	64.8%

Gross profit margin increased by 210 basis points to 66.9% in 2015 from 64.8% in 2014. The improvement in the gross profit margin during 2015 compared to the prior-year period was primarily due to the reduced impact of purchase accounting adjustments on rental expense and improved production yields, primarily in our Regenerative Medicine business.
Cost of sales for 2015 benefited from the absence of $6.7 million of additional cost of sales recorded in the first quarter of 2014 associated with the step up in value of inventory associated with purchase accounting and improved production yields, primarily in our Regenerative Medicine business. Foreign currency exchange rate movements favorably impacted cost of sales for 2015 by $15.8 million compared to the prior year period.

Rental expense for 2015 benefited from the absence of $16.5 million of depreciation expense related to the fixed asset step-up associated with purchase accounting. Foreign currency exchange rate movements also favorably impacted rental expenses for 2015 by $17.8 million compared to the prior year period, partially offset by increases in marketing-related expenses associated with increased rental revenue.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses (“SG&A”) and the percentage relationship to total revenue:

	Year ended December 31,
($ in thousands)	2015	2014

Selling, general and administrative expenses	$639,949	$713,554
As a percent of total revenue	34.3%	38.2%

Foreign currency exchange rate movements favorably impacted SG&A expenses during 2015 by $24.3 million compared to the prior year period. SG&A expense for 2014 was negatively impacted by the LifeNet litigation judgment of $34.7 million recorded in the fourth quarter of 2014. Excluding the impact of foreign currency exchange rate movements and the LifeNet judgment, the remaining decrease in SG&A expenses for 2015 was due primarily to lower selling-related costs and savings associated with our business optimization and integration efforts, partially offset by increased incentive compensation expense as a result of improved financial performance compared to the prior year period.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue:

	Year ended December 31,
($ in thousands)	2015	2014

Research and development expenses	$59,955	$69,321
As a percent of total revenue	3.2%	3.7%

The decrease in R&D expenses is due primarily to lower salary-related expenses due to lower employee headcount. Expenses associated with product development, clinical studies and clinical research also decreased due to savings associated with our integration efforts.

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 merger, the 2013 Systagenix acquisition and various technology acquisitions. During the years ended December 31, 2015, and 2014, we recognized $177.4 million and $194.4 million, respectively, of amortization expense associated with these intangible assets.

Wake Forest Settlement

On June 30, 2014 , KCI entered into a settlement and release agreement (the “Settlement Agreement”) with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280.0 million, according to the following schedule: $80.0 million paid in July 2014, $85.0 million paid in June 2015, $85.0 million to be paid in June 2016, and $30.0 million to be paid in June 2017. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Intangible Asset Impairments, net of Reduction in Contingent Consideration

The results of the fourth quarter 2015 annual impairment test indicated that the estimated fair value of our Strattice brand was less than its carrying value; consequently, during the fourth quarter of 2015 we recorded a $7.8 million impairment of indefinite-lived identifiable intangible assets. Additionally, the results of the fourth quarter 2015 annual impairment test indicated that the estimated fair values of certain patents and other assets, which were acquired from TauTona Injector, LLC, were less than their carrying values. Assets with a net book value of $17.7 million and previously-accrued contingent consideration of $16.4 million were written off and an impairment charge of $1.3 million was recorded. No impairments of Goodwill or Intangible Assets were recorded in 2014.
Interest Expense

Interest expense increased to $425.4 million in 2015 compared to $412.7 million in the prior year due to accretion of the Wake Forest settlement liability related to the Settlement Agreement and higher interest rates associated with Amendment No. 6 of our existing senior secured credit facilities which we entered into on March 10, 2015.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $6.2 million during 2015 compared to $17.8 million in the prior year. The revaluation of the Term E-1 EURO loan to U.S. dollars represented $29.4 million of foreign currency transaction gains during 2015 compared to $39.8 million in the prior year. Excluding the revaluation of the Term E-1 EURO loan to U.S. dollars, we recognized foreign currency exchange losses of $23.2 million during 2015, compared to a loss of $21.9 million in the prior year due primarily to significant fluctuations in the Euro exchange rate.

Derivative Instruments Loss

During 2015, we recorded a derivative instruments loss of $5.0 million compared to a loss of $5.2 million in the prior year due primarily to fluctuations in the value of our interest rate derivative instruments.

Income Tax Benefit

The income tax benefit from continuing operations decreased to $12.8 million for 2015, compared to $127.0 million in the comparable prior year period. The decreased income tax benefit was primarily due to lower pretax losses in 2015.

Earnings from Discontinued Operations

No gains or losses from discontinued operations were recorded in 2015. During 2014, we recorded earnings from discontinued operations, net of tax, of $4.6 million related to the disposition of our SPY assets.

Net Loss

Net loss was $47.7 million for 2015, compared to $230.5 million in the prior year period. The improvement was primarily due to the $329.0 million improvement in operating earnings driven by the improved operating performance described above and the absence of a $198.6 million litigation-related charge related to the Settlement Agreement.

The Year ended December 31, 2014 compared to the Year ended December 31, 2013

Revenue by Operating Segment

Total revenue for 2014 increased $133.4 million, or 7.7%, as reported on a GAAP basis, and $144.0 million, or 8.3%, on a constant currency basis, compared to the prior year. The increase in total revenue compared to the prior year was due to higher AWT and other sales revenues, partially offset by lower AWT rental revenue and a decline in Regenerative Medicine revenue and unfavorable foreign currency exchange rate movements.
Revenue by Operating Segment
The following table sets forth, for the periods indicated, segment revenue and the percentage changes in each line item between the periods:

	Year ended December 31,
		2014		As	Constant
	2014	(constant	2013	Reported	Currency %
($ in thousands)	(GAAP)	currency)	(GAAP)	% Change	Change(1)
AWT revenue:
Rental	719,864	722,660	743,818	(3.2)%	(2.8)%
Sales	700,414	707,738	543,569	28.9%	30.2%
Total – AWT revenue	1,420,278	1,430,398	1,287,387	10.3%	11.1%

Regenerative Medicine revenue:
Sales	428,089	428,671	442,174	(3.2)%	(3.1)%

Other revenue:
Sales	17,972	17,862	3,340	438.1%	434.8%

Total revenue:
Rental	719,864	722,660	743,818	(3.2)%	(2.8)%
Sales	1,146,475	1,154,271	989,083	15.9%	16.7%
Total revenue	$1,866,339	$1,876,931	$1,732,901	7.7%	8.3%
(1) Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year.

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Year ended December 31,
	2014	2013	Change
Advanced Wound Therapeutics revenue	76.1%	74.3%	180	bps
Regenerative Medicine revenue	22.9%	25.5%	(260)	bps
Other revenue	1.0%	0.2%	80	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	38.6%	42.9%	(430)	bps
Sales revenue	61.4%	57.1%	430	bps
Total consolidated revenue	100.0%	100.0%

AWT revenue for 2014 increased $132.9 million, or 10.3%, as reported on a GAAP basis, and $143.0 million, or 11.1%, on a constant currency basis, compared to the prior year due to higher AWT sales revenue, partially offset by lower AWT rental revenue. Foreign currency exchange rate movements unfavorably impacted AWT sales revenue by $7.3 million, or 1.3%, compared to the prior year. Excluding the impact of foreign currency exchange rate movements, AWT sales revenue for 2014 increased $164.2 million, or 30.2%, compared to the prior year due primarily to revenues from Systagenix, increased revenue from expansion products and growth internationally, partially offset by a decline in average pricing. AWT sales revenue from Systagenix, which we acquired in the fourth quarter of 2013, increased $166.9 million in 2014 compared to the post-acquisition period of 2013. Foreign currency exchange rate movements unfavorably impacted AWT rental revenue by $2.8 million, or 0.4%, compared to the prior year. Excluding the impact of the foreign currency exchange rate movements, AWT rental revenue for 2014 decreased $21.2 million, or 2.8%, compared to the prior year due to lower rental revenue in established markets. The decrease in rental revenue resulted from lower average pricing due to contract renegotiations, increased competition, healthcare reform and declining reimbursement, partially offset by higher volumes. Global AWT devices pricing and reimbursement declined approximately $80.0 million in 2014, compared to the prior year. Of this decline, approximately $25.0 million related to Medicare’s durable medical equipment competitive bidding program and the U.S. government’s sequestration, which further reduced Medicare pricing.
Regenerative Medicine revenue for 2014 decreased $14.1 million, or 3.2%, as reported on a GAAP basis, and $13.5 million, or 3.1%, on a constant currency basis, compared to the prior year. The decline in our Regenerative Medicine revenue was primarily driven by decreases in the number of procedures using abdominal wall reconstruction products as some customers continue choosing lower cost synthetic alternatives for less complex procedures. These declines were partially offset by volume growth associated with an increase in the number of breast reconstruction procedures using our Regenerative Medicine products.
Other revenue increased $14.6 million, as reported on a GAAP basis, and $14.5 million, on a constant currency basis, compared to the prior year. Other revenue consists of contract manufacturing revenue from our manufacturing plant in Gargrave, England that we acquired as part of our acquisition of Systagenix in the fourth quarter of 2013.
Gross Profit and Gross Profit Margin
The following table presents the gross profit and gross profit margin (calculated as gross profit divided by total revenue) for the periods indicated:

	Year ended December 31,
($ in thousands)	2014	2013

Gross profit	$1,210,214	$1,127,555
Gross profit margin	64.8%	65.1%

Gross profit margin decreased by 30 basis points to 64.8% in 2014 from 65.1% in 2013. The decrease was due primarily to a decline in average global pricing due to increased competition, healthcare reform, declining reimbursement, higher expenses related to expansion of and increased incentive pay for our sales force and higher cost of sales related to the inventory step-up associated with purchase accounting. This decrease was partially offset by a $43.0 million decrease in depreciation expense related to the fixed asset step-up associated with purchase accounting adjustments related to the 2011 LBO. The decreases in rental expenses were partially offset by an increase in operational expenses related to increases in the number of sales force representatives. The increase in cost of sales was due primarily to increased sales volumes from Systagenix, which was acquired in the fourth quarter of 2013.
Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses and the percentage relationship to total revenue for the periods indicated:

	Year ended December 31,
($ in thousands)	2014	2013

Selling, general and administrative expenses	$713,554	$684,601
As a percent of total revenue	38.2%	39.5%

The increase in SG&A expenses during 2014 compared to the prior year is due primarily to increased costs from Systagenix, which was acquired in the fourth quarter of 2013, along with a $34.7 million accrued expense recorded in the fourth quarter of 2014 related to our LifeNet litigation. The increase was partially offset by a reduction in business optimization expenses and transaction related costs associated with the Systagenix acquisition that did not recur in 2014 in addition to a fixed asset impairment charge of $30.6 million and write-offs of $16.9 million of in process research and development intangible assets due primarily to the discontinuation of certain projects in 2013.
Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue:

	Year ended December 31,
($ in thousands)	2014	2013

Research and development expenses	$69,321	$75,577
As a percent of total revenue	3.7%	4.4%

The decrease in research and development expenses is due primarily to salary-related expenses due to lower employee headcount. Expenses associated with product development, clinical studies and clinical research also decreased due to savings associated with our integration efforts.
Acquired Intangible Asset Amortization

In connection with the 2011 LBO, we recorded $2.891 billion of identifiable intangible assets during the fourth quarter of 2011. In 2013, we recorded an additional $253.6 million of identifiable intangibles in connection with our acquisition of Systagenix. We recognized $194.4 million and $188.6 million of amortization expense related to these acquired intangible assets during the years ended December 31, 2014, and 2013, respectively.

Wake Forest Settlement
On June 30, 2014, KCI entered into the “Settlement Agreement” with Wake Forest to fully and finally resolve the pending patent disputes between them regarding Wake Forest’s NPWT patents formerly licensed to KCI. To fully resolve all the pending disputes between KCI and Wake Forest, KCI agreed to pay Wake Forest retrospective U.S. patent royalties in the amount of $280.0 million, according to the following schedule: $80.0 million paid in July 2014, $85.0 million paid in June 2015, $85.0 million to be paid in June 2016, and $30.0 million to be paid in June 2017. As a result, we recorded patent settlement charges of $198.6 million in the second quarter of 2014 representing the net present value of payments under the Settlement Agreement, net of the $63.2 million previously existing accrual.

Intangible Asset Impairments

No impairments of goodwill or intangible assets were recorded in 2014. During the third quarter of 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine operating segment.

Interest Expense

Interest expense decreased to $412.7 million in 2014 compared to $419.9 million in the prior year due to lower interest rates during 2014.

Foreign Currency Gain (Loss)

Foreign currency transaction gains were $17.8 million during 2014 compared to losses of $22.2 million in the prior year. The revaluation of the Euro Term E-1 Loan to U.S. dollars represented $39.8 million of foreign currency transaction gains during 2014 compared to losses of $14.5 million in the prior year

Derivative Instruments Gain (Loss)

During 2014, we recorded a derivative instruments loss of $5.2 million compared to a gain of $1.6 million in the prior year due primarily to fluctuations in the value of our interest rate derivative instruments.

Income Tax Benefit
The income tax benefit from continuing operations decreased by $23.8 million to $127.0 million for the year ended December 31, 2014, compared to $150.8 million in the prior year. The decreased benefit was primarily due to lower pretax losses. The change in the effective tax rate to 35.1% in 2014 compared to 21.4% in the prior year was primarily due to the impact of a goodwill impairment charge in 2013 related to our Regenerative Medicine segment.
Earnings (loss) from Discontinued Operations

During 2014, we recorded earnings from discontinued operations, net of tax, of $4.6 million related to the disposition of our SPY assets. During 2013, we recorded a loss from discontinued operations, net of tax, of $3.3 million related to the disposition of our TSS assets and a loss from discontinued operations, net of tax, of $0.3 million related to the disposition of our SPY assets.
Net Loss
Net loss decreased by $328.2 million to $230.5 million in 2014, compared to $558.7 million in 2013. The improvement was primarily due to the $298.9 million improvement in operating earnings driven by our improved operating performance and the absence of a $443.4 million noncash impairment charge on goodwill and intangible assets recognized in the prior year, offset in part by a $198.6 million litigation-related charge related to the Wake Forest settlement. Also contributing to the lower net loss in 2014 were $17.8 million of foreign currency gains compared to foreign currency losses of $22.2 million in the prior year period.
LIQUIDITY AND CAPITAL RESOURCES
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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $200.0 million Revolving Credit Facility to provide us with an additional source of liquidity. We anticipate that cash generated from operations together with amounts available under our Revolving Credit Facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control, including those described under “Item 1A. Risk Factors.”

As of December 31, 2015, our cash and cash equivalents were $88.4 million. We are highly leveraged. As of December 31, 2015, we had approximately $4.8 billion of aggregate principal amount of indebtedness outstanding, with an additional $161.8 million of unused commitments available to be borrowed under our Revolving Credit Facility. We also can incur additional indebtedness, including secured indebtedness, if certain specified conditions are met under the credit agreement governing the senior secured credit facilities and the indentures governing the Existing Notes. Our liquidity requirements will be significant, primarily due to debt service requirements.
We and our Sponsors may from time to time seek to retire or purchase our outstanding debt through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Cash Flows
Cash flows related to discontinued operations were not material for the years ended December 31, 2015, 2014 and 2013 and therefore have not been separately disclosed in our consolidated statements of cash flows. We do not anticipate the absence of cash flows from discontinued operations to significantly affect our liquidity and capital resources. The following table summarizes the net cash provided (used) by operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
($ in thousands)	2015	2014	2013
Net cash provided by operating activities	$80,898	$91,795	$136,779
Net cash used by investing activities	(125,265)	(78,272)	(563,822)
Net cash provided (used) by financing activities	(41,121)	(28,735)	250,602
Effect of exchange rates changes on cash and cash equivalents	(9,644)	(8,196)	240
Net decrease in cash and cash equivalents	$(95,132)	$(23,408)	$(176,201)

Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities was $80.9 million, compared to net cash provided by operating activities of $91.8 million for the year ended December 31, 2014. Net cash provided by operations for 2015 and 2014 was impacted by Wake Forest settlement payments of $85.0 million and $80.0 million, respectively.

For the year ended December 31, 2014, net cash provided by operating activities was $91.8 million, compared to $136.8 million for the year ended December 31, 2013. The decrease in cash provided by operations in 2014 was primarily driven by an $80.0 million Wake Forest settlement payment made in July 2014, which more than offset lower working capital requirements and improvements in earnings before non-cash items.
Investing Activities

For the year ended December 31, 2015, net cash used by investing activities was $125.3 million, compared to $78.3 million for the year ended December 31, 2014. Net cash used by investing activities was higher during the year ended December 31, 2015, due to the $42.5 million spent in connection with our acquisition of the SNaP Therapy System from Spiracur Inc. in December 2015 and $2.9 million in connection with our acquisition of a distributor business in Brazil in June 2015, partially offset by $4.5 million paid in connection with our purchase of certain assets from TauTona Injector, LLC in January 2014.

For the year ended December 31, 2014, net cash used by investing activities was $78.3 million, compared to $563.8 million for the year ended December 31, 2013. Net cash used by investing activities was higher during the year ended December 31, 2013 primarily due to the $478.7 million spent in connection with our 2013 purchase of the Systagenix business.
Financing Activities

For the year ended December 31, 2015, net cash used by financing activities was $41.1 million, compared to $28.7 million for the year ended December 31, 2014. Net cash used by financing activities increased primarily due to the $7.0 million of expenses in March 2015 related to the credit facility amendment.

For the year ended December 31, 2014, net cash used by financing activities was $28.7 million, compared to net cash provided by financing activities of $250.6 million for the year ended December 31, 2013. Net cash used by financing activities increased primarily due to the $342.2 million of cash provided by the financing activities in connection with the acquisition of Systagenix in 2013 partially offset by the $20.5 million of expenses in 2013 related to the credit facility amendment.
Capital Expenditures

During the years ended December 31, 2015, 2014 and 2013, we made capital expenditures of $68.2 million, $66.6 million and $80.9 million, respectively. Capital expenditures during the years ended December 31, 2015, 2014 and 2013 related primarily to expanding the rental fleet and information technology projects and purchases.

Debt
Senior Secured Credit Facilities
On November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., as co-borrowers, or collectively, the Borrowers, Acelity L.P. Inc., Chiron Holdings, Inc. and Chiron Topco, Inc. and, with respect to certain representations and warranties, Chiron Guernsey GP Co. Limited, entered into a credit agreement, or the Senior Secured Credit Facilities, with Bank of America, N.A., as administrative and collateral agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as syndication agents, Royal Bank of Canada, as documentation agent, UBS Securities LLC, as co-manager, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, and the lenders party thereto from time to time. The Senior Secured Credit Facilities was amended on November 7, 2012, June 14, 2013, October 28, 2013, November 15, 2013, January 22, 2014, and March 10, 2015, to, among other things, reduce the overall pricing and amend the financial covenants of the Senior Secured Credit Facilities. The Senior Secured Credit Facilities were also amended on February 9, 2016, to, among other things, extend the maturity date of certain lenders’ commitments under the Revolving Credit Facility.
The following table sets forth the amounts owed under the Senior Secured Credit Facility, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of December 31, 2015 ($ in thousands):

Senior Secured Credit Facility	Maturity Date	Effective Interest Rate		Amount Outstanding (1)		Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016(2)	—%		$—		$161,779	(2)(3)
Senior Dollar Term E-1 Credit Facility	May 2018	5.00%	(4)	1,886,982		—
Senior Euro Term E-1 Credit Facility	May 2018	5.67%	(4)	255,722		—
Senior Term E-2 Credit Facility	November 2016	4.69%	(4)	310,396	(5)	—
Total				$2,453,100		$161,779

(1)
Amount outstanding are net of the remaining original issue discount of approximately $20.8 million, $5.2 million and $1.8 million on the Senior Dollar Term E-1 Credit Facility, Senior Euro Term E-1 Credit Facility and Senior Term E-2 Credit Facility, respectively.

(2)
After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under the Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

(3)
At December 31, 2015, the amount available under the revolving portion of our Senior Secured Credit Facility reflected a reduction of $38.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility. In addition, we have $8.5 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility.

(4)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of December 31, 2015, was 4.50% on the Senior Dollar Term E-1 Credit Facility, 4.75% on the Senior Euro Term E-1 Credit Facility and 4.00% on the Senior Term E-2 Credit Facility.

(5)	All amounts outstanding under the Senior Term E-2 Credit Facility were paid in full on February 9, 2016, with proceeds from the offering of the 7.875% First Lien Senior Secured Notes due 2021.

On March 10, 2015, we entered into Amendment No. 6 to the Senior Secured Credit Facilities, or Amendment No. 6. In connection with Amendment No. 6, certain applicable rates were modified such that (i) loans under the Senior Dollar Term E-1 Credit Facility due 2018, or Dollar Term E-1 Loans, bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.50% or an adjusted base rate plus 2.50%, (ii) Euro Term E-1 Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.75% or an adjusted base rate plus 2.75%, and (iii) loans under the Senior Term E-2 Credit Facility, or Term E-2 Loans, bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 3.00% or an adjusted base rate plus 2.00%. With respect to Term E Loans, the Eurocurrency rate is subject to a floor of 1.00%, and the adjusted base rate is subject to a floor of 2.00%.

Repayments of Dollar Term E-1 Loans, Euro Term E-1 Loans or Term E-2 Loans within 12 months of the effective date of Amendment No. 6 in connection with a repricing transaction will be subject to a 1.0% prepayment premium. As a result of Amendment No. 6, the financial covenants were amended to remove the interest coverage ratio in its entirety and to set the total leverage ratio for any test period to be no greater than 8.25:1.00. In addition, certain other covenants were amended, including with respect to the incurrence of incremental facilities and asset sales. We paid fees of $6.3 million as a result of the Amendment No. 6. On February 9, 2016, we repaid in full all amounts outstanding under the Senior Term E-2 Credit Facility.
On February 9, 2016, we entered into Amendment No. 7. Pursuant to Amendment No. 7, among other things, the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility was extended to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8. In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

10.5% Second Lien Senior Secured Notes and 12.5% Senior Unsecured Notes

In connection with the 2011 LBO, on November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., or collectively, the Existing Notes Issuers, co-issued $1,750.0 million aggregate principal amount of 10.5% Second Lien Senior Secured Notes due 2018, or the Second Lien Notes, and $750.0 million aggregate principal amount of 12.5% Senior Unsecured Notes due 2019, or the Unsecured Notes.
As of December 31, 2015, we had outstanding $1,734.3 million aggregate principal amount, net of discount of $15.7 million (net of accretion), of the Second Lien Notes and $609.8 million aggregate principal amount, net of discount of $2.2 million (net of accretion), of the Unsecured Notes.
Interest on the Second Lien Notes accrues at the rate of 10.50% per annum and is payable semi-annually in cash on each May 1 and November 1 to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. Under the terms of the registration rights agreements entered into with respect to the Second Lien Notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012, to February 4, 2013, and February 5, 2013, to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement required by the registration rights agreement. The Second Lien Notes were issued at a discount resulting in an effective interest rate of 10.87%. The Existing Notes Issuers may redeem some or all of the Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to 105.250% through October 31, 2016, 102.625% from November 1, 2016, through October 31, 2017, and at par thereafter, plus accrued and unpaid interest, if any, to the redemption date.
Interest on the Unsecured Notes accrues at the rate of 12.50% per annum and is payable semi-annually in cash on each May 1 and November 1 to the persons who are registered holders at the close of business on April 15 and October 15 immediately preceding the applicable interest payment date. Under the terms of the registration rights agreements entered into with respect to the Unsecured Notes, additional interest was accrued at a rate of 0.25% and 0.50% from November 4, 2012, to February 4, 2013, and February 5, 2013, to March 15, 2013, respectively, due to delays in the effectiveness of our registration statement required by the registration rights agreement. The Unsecured Notes were issued at a discount resulting in an effective interest rate of 12.62%. The Existing Notes Issuers may redeem some or all of the Unsecured Notes, at redemption prices (expressed as percentages of the principal amount) equal to 106.250% through October 31, 2016, 103.125% from November 1, 2016, through October 31, 2017, and at par thereafter, plus accrued and unpaid interest thereon, if any, to the date of redemption.

7.875% First Lien Senior Secured Notes
On February 9, 2016, the Existing Notes Issuers co-issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes due 2021. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2016, to the persons who are registered holders at the close of business on February 1 and August 1 immediately preceding the applicable interest payment date. The First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the Second Lien Notes and Unsecured Notes. The First Lien Notes and related guarantees are initially secured on a first-priority basis by security interests in all of the Existing Notes Issuers’ and the guarantors’ assets that secure our Senior Secured Credit Facilities on a first-priority basis. The First Lien Notes and related guarantees will not be registered for resale under the Securities Act or the securities laws of any other jurisdiction or offered to be exchanged for registered notes under the Securities Act or securities laws of any other jurisdiction. On or after February 15, 2018, the Existing Notes Issuers may redeem some or all of the First Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.938% through February 14, 2019, 101.969% from February 15, 2019, through February 14, 2020, and at par thereafter, plus accrued and unpaid interest, if any, to the redemption date.

Covenants

The credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Existing Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur or guarantee additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the credit agreement governing the Senior Secured Credit Facilities, change our lines of business. The credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Existing Notes also contain change of control provisions and certain customary affirmative covenants and events of default.
As of December 31, 2015, we were in compliance with all covenants under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Existing Notes.
Interest Rate Protection
At December 31, 2015, and 2014, we were party to three interest rate swap agreements to convert $1.380 billion and $1.463 billion, respectively, of our outstanding variable rate debt to a fixed rate basis. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $1.8 million until maturity. Our interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Previously held interest rate cap agreements expired on December 31, 2013.

Contractual Obligations
We are committed to making cash payments in the future on long-term debt, capital leases, operating leases, licensing agreements and purchase commitments. We have not guaranteed the debt of any other party. The following table summarizes our contractual cash obligations as of December 31, 2015, for each of the periods indicated ($ in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total(1)
Long-term debt obligations(2)	$22,130	$3,896,591	$612,000	$312,165	$4,842,886
Interest on long-term debt obligations(2)	370,037	652,571	77,350	—	1,099,958
Capital lease obligations	438	29	—	—	467
Operating lease obligations	20,205	31,944	19,768	21,832	93,749
Milestone obligations(3)	3,250	13,250	10,000	—	26,500
Licensing agreements	1,250	1,250	—	—	2,500
Purchase obligations	55,174	—	—	—	55,174
Settlement agreement obligations(4)	85,000	30,000	—	—	115,000
Related party management fees(5)	5,149	10,298	10,298	14,589	40,334
Total	$562,633	$4,635,933	$729,416	$348,586	$6,276,568
(1) This excludes our liability of $34.8 million for unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount and period of related future payments for such liability.
(2) Amounts and timing may be different from our estimated payments due to potential voluntary prepayments, borrowings and interest and foreign currency rate fluctuations. In February 2016, the Term E-2 Facility due November 4, 2016, which had an outstanding balance of $312.2 million at December 31, 2015, was repaid using proceeds from a private offering of $400.0 million in aggregate principal amount first lien senior secured notes due 2021.
(3) Represents future anticipated milestone payments associated with acquisitions.
(4) Represents our liability to fully resolve the historical patent disputes with Wake Forest.
(5) Represents fees for strategic and consulting services paid to entities affiliated with the Sponsors. See “Item 13. Certain Relationship and Related Party Transactions, and Director Independence.”

In addition to the contractual obligations set forth above, we have a $34.7 million accrual related to the LifeNet Health lawsuit against LifeCell Corporation. On November 18, 2014, a jury found that LifeNet’s U.S. Patent No. 6,569,200 was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the post-trial and appeal stages of this litigation and intends to defend any further claims by LifeNet. See “Item 3. Legal Proceedings.”

Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 31, 2015.

Critical Accounting Estimates
Critical accounting estimates are those that are, in management’s opinion, very important to the portrayal of our financial condition and results of operations and require our management’s most difficult, subjective or complex judgments. In preparing our financial statements in accordance with U.S. generally accepted accounting principles, we must often make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of the financial statements and during the reporting period. Some of those judgments can be subjective and complex. Consequently, actual results could differ from our estimates. The accounting policies that are most subject to important estimates or assumptions are described below.

Revenue Recognition and Accounts Receivable Realization
We recognize revenue in accordance with the “Revenue Recognition” Topic of the of the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification when each of the following four criteria are met:

1)	a contract or sales arrangement exists;

2)	products have been shipped and title has transferred or services have been rendered;

3)	the price of the products or services is fixed or determinable; and

4)	collectability is reasonably assured.
We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers. Sales revenue is recognized when products are shipped and title has transferred. In the case of distributors, revenue recognition generally occurs when title transfers under the contract assuming all other revenue recognition criteria are met. In addition, based on historical experience, we establish realization reserves against revenue to provide for adjustments including volume discounts, rental cancellations, estimated uncollectible amounts based on historical experience, estimated credit memos associated with payer pricing adjustments, product returns and therapy days where patients were not utilizing our products. In addition, revenue is recognized net of administrative fees paid to GPOs and state sales tax paid on post-acute rentals and sales.
The trade accounts receivable in the U.S. consist of amounts due directly from acute and extended care organizations, third-party payers, or TPP, both governmental and non-governmental, third-party distributors and patient pay accounts. Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP. Trade accounts receivable outside of the U.S. consist of amounts due primarily from acute care organizations and third-party distributors.
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
We utilize a combination of factors in evaluating the collectability of our accounts receivable. For unbilled receivables, we establish reserves to allow for expected denied or uncollectible items. In addition, items that remain unbilled for more than a specified period of time, or beyond an established billing window, are reserved against revenue. For billed receivables, we generally establish reserves using a combination of factors including historic adjustment rates for credit memos and canceled transactions, historical collection experience, and the length of time receivables have been outstanding. The reserve rates vary by payer group. In addition, we record specific reserves for bad debt when we become aware of a customer’s inability or refusal to satisfy its debt obligations, such as in the event of a bankruptcy filing. If circumstances change, such as higher than expected claims denials, post-payment claim recoupments, a material change in the interpretation of reimbursement criteria by a major customer or payer, or payment defaults or an unexpected material adverse change in a major customer’s or payer’s ability to meet its obligations, our estimates of the realizability of trade receivables could be reduced by a material amount. A hypothetical 1% change in the collectability of our trade receivables at December 31, 2015, would impact pre-tax earnings (loss) by an estimated $4.8 million.
Inventory
AWT Inventories
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
Long-Lived Assets

Prior to the completion of the 2011 LBO on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. On October 28, 2013, property, plant and equipment purchased as part of our acquisition of Systagenix was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (16 to 30 years for buildings and between 3 and 7 years for most of our other property and equipment) of the assets. If an event were to occur that indicates the carrying value of long-lived assets might not be recoverable, we would review property, plant and equipment for impairment using an undiscounted cash flow analysis and if an impairment had occurred on an undiscounted basis, we would compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly.
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
Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is determined using current industry market multiples as well as discounted cash flow models using certain assumptions about expected future operating performance and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we perform a reconciliation of the estimated fair value of our entity to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values and performing the goodwill impairment test are inherently uncertain and require management judgment. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.
Identifiable intangible assets include developed technology, in-process research and development, customer relationships, tradenames and patents. We amortize our identifiable definite-lived intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset. For indefinite-lived identifiable intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

The results of the fourth quarter 2015 annual impairment test indicated that the estimated fair value of our Strattice brand was less than its carrying value; consequently, during the fourth quarter of 2015 we recorded a $7.8 million impairment of indefinite-lived identifiable intangible assets. Additionally, the results of the fourth quarter 2015 annual impairment test indicated that the estimated fair values of certain patents and other assets, which were acquired from TauTona Injector, LLC, were less than their carrying values. Assets with a net book value of $17.7 million and previously-accrued contingent consideration of $16.4 million were written off and an impairment charge of $1.3 million was recorded. There were no impairments of goodwill or identifiable intangible assets during 2014. As we developed our strategic plan in the third quarter of 2013, the Company’s projections for the Regenerative Medicine reporting unit were revised to reflect anticipated decreases in the number of procedures using abdominal wall reconstruction products due to the increased availability of lower cost synthetic alternatives for use in less complex procedures. As a result, the Company performed an interim impairment test on goodwill of its Regenerative Medicine reporting unit during the third quarter of 2013. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived identifiable intangible assets related to our Regenerative Medicine reporting unit.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 30% and 7% drop in the fair value of our AWT reporting unit and the fair value of our AWT indefinite-lived identifiable intangible assets, respectively, the fair value of the AWT reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2015. Additionally, in the event of an approximate 16% drop in the fair value of our Regenerative Medicine reporting unit, the fair value of the Regenerative Medicine reporting unit would still exceed its book value as of October 31, 2015. Certain Regenerative Medicine indefinite-lived identifiable intangible assets approximated their fair value as of October 31, 2015.
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
Legal Proceedings and Other Loss Contingencies

We are subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies is very complex and requires the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the financial statements.

Recently Issued Accounting Standards

In November 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

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
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)”. The objective of this ASU is to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of December 31, 2015, the Company had $54.7 million of unamortized debt issuance costs recorded as a deferred charge.
On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities, or VIEs, or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.
In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).” The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The company has not selected a transition method and we are evaluating ASU No. 2014-09 to determine if it will have a material effect on our results of operations, financial position or disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. We have established policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk.
Interest Rate Risk

We have variable interest rate debt and other financial instruments which are subject to interest rate risk that could have a negative impact on our business if not managed properly. We have a risk management policy which is designed to reduce the potential negative financial effects arising from the impact of fluctuating interest rates. We manage our interest rate risk on our borrowings through interest rate swap agreements which effectively convert a portion of our variable rate borrowings to a fixed rate basis, thus reducing the impact of changes in interest rates on future interest expenses. We do not use financial instruments for speculative or trading purposes.
The table below provides information as of December 31, 2015, about our long-term debt and interest rate derivatives, both of which are sensitive to changes in interest rates. For long-term debt, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate derivatives, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates of our interest rate derivatives are based on the nominal amounts which are used to calculate the contractual payments to be exchanged under the contract ($ in thousands):

	Expected Maturity Date as of December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(1)
Long-term debt
Fixed rate	$—	$—	$1,750,000	$612,000	$—	$—	$2,362,000	$2,257,373
Weighted average interest rate	—%	—%	10.500%	12.500%	—%	—%	11.018%
Variable rate(2)	$22,130	$22,130	$2,124,461	$—	$—	$312,165	$2,480,886	$2,400,342
Weighted average interest rate(3)	4.463%	4.463%	4.463%	4.463%	4.463%	—%	4.463%

Interest rate swaps(4)
Variable to fixed-notional amount	$1,379,700	$—	$—	$—	$—	$—	$1,379,700	$(12,243)
Average pay rate	2.252%	—%	—%	—%	—%	—%	2.252%
Average receive rate(5)	1.250%	—%	—%	—%	—%	—%	1.250%
_____________________

(1)	The fair value of our fixed rate debt is based on a limited number of trades and does not necessarily represent the purchase price of the entire portfolio.

(2)
In February 2016, the Term E-2 Facility due November 4, 2016 which had an outstanding balance of $312.2 million at December 31, 2015, was repaid using proceeds from a private offering of $400.0 million in aggregate principal amount first lien senior secured notes due 2021.

(3)	The weighted average interest rate for all periods presented represents the nominal weighted average interest rate as of December 31, 2015. These rates reset quarterly.

(4)
Interest rate swaps relate to the variable rate debt under long-term debt. The aggregate fair value of our interest rate swap agreements of $12.2 million was negative. At December 31, 2015, $12.2 million was recorded as a current liability.

(5)	The average receive rate for future periods are based on the current period rates. These rates reset quarterly.

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
We face transactional currency exposures related to when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing intercompany receivables and payables arising from intercompany purchases of manufactured products. Historically we have entered into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions and anticipated cash flows denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. The periods of the foreign currency exchange contracts correspond to the periods of the exposed transactions and anticipated cash flows but generally do not extend beyond 12 months. We also face exposure to foreign currency fluctuations related to the Euro denominated portion of our Senior Secured Credit Facilities.
At December 31, 2015, we had no outstanding foreign currency exchange contracts. Based on our overall transactional currency rate exposure, movements in the currency rates will not materially affect our financial condition.

International operations reported operating profit of $66.8 million for the year ended December 31, 2015. We estimate that a 10% fluctuation in the value of the U.S. dollar relative to these foreign currencies as of and for the year ended December 31, 2015, would change our net earnings (loss) for the year ended December 31, 2015, by approximately $11.6 million. Our analysis does not consider the implications that such fluctuations could have on the overall economic activity that could exist in such an environment in the United States or the foreign countries or on the results of operations of our foreign entities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors of Chiron Holdings GP, Inc.
We have audited the accompanying consolidated balance sheets of Acelity L.P. Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acelity L.P. Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth within.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

San Antonio, Texas
March 4, 2016

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31, 2015	December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$88,409	$183,541
Accounts receivable, net	413,531	370,483
Inventories, net	181,309	178,222
Deferred income taxes	74,521	63,025
Prepaid expenses and other	34,985	27,563
Total current assets	792,755	822,834
Net property, plant and equipment	273,076	288,048
Debt issuance costs, net	54,651	77,896
Deferred income taxes	29,909	31,692
Goodwill	3,405,823	3,378,298
Identifiable intangible assets, net	2,219,088	2,397,251
Other non-current assets	6,104	4,694
	$6,781,406	$7,000,713

Liabilities and Equity:
Current liabilities:
Accounts payable	$57,910	$51,827
Accrued expenses and other	373,440	343,484
Current installments of long-term debt	22,130	25,721
Income taxes payable	3,561	1,305
Deferred income taxes	113,595	113,658
Total current liabilities	570,636	535,995
Long-term debt, net of current installments and discount	4,775,014	4,815,290
Non-current tax liabilities	34,833	33,300
Deferred income taxes	760,737	792,157
Other non-current liabilities	37,021	163,258
Total liabilities	6,178,241	6,340,000
Equity:
General partner’s capital	—	—
Limited partners’ capital	622,899	670,787
Accumulated other comprehensive loss, net	(19,734)	(10,074)
Total equity	603,165	660,713
	$6,781,406	$7,000,713

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Year ended December 31,
	2015	2014	2013
Revenue:
Rental	$725,612	$719,864	$743,818
Sales	1,141,561	1,146,475	989,083
Total revenue	1,867,173	1,866,339	1,732,901

Rental expenses	308,041	332,762	353,504
Cost of sales	309,488	323,363	251,842
Gross profit	1,249,644	1,210,214	1,127,555

Selling, general and administrative expenses	639,949	713,554	684,601
Research and development expenses	59,955	69,321	75,577
Acquired intangible asset amortization	177,379	194,433	188,571
Wake Forest settlement	—	198,578	—
Intangible asset impairments, net of reduction in contingent consideration	9,064	—	443,400
Operating earnings (loss)	363,297	34,328	(264,594)

Interest income and other	466	3,667	1,602
Interest expense	(425,401)	(412,733)	(419,877)
Loss on extinguishment of debt	—	—	(2,364)
Foreign currency gain (loss)	6,186	17,844	(22,226)
Derivative instruments gain (loss)	(4,959)	(5,183)	1,576
Loss from continuing operations before income tax benefit	(60,411)	(362,077)	(705,883)
Income tax benefit	(12,755)	(127,031)	(150,792)
Loss from continuing operations	(47,656)	(235,046)	(555,091)
Earnings (loss) from discontinued operations, net of tax	—	4,573	(3,567)
Net loss	$(47,656)	$(230,473)	$(558,658)

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(47,656)	$(230,473)	$(558,658)
Foreign currency translation adjustment, net of tax benefit (expense) of $(473) in 2015, $(753) in 2014, and $233 in 2013	(9,660)	(5,690)	(3,867)
Unrealized investment gain, net of tax expense of $1,403 in 2013	—	—	2,241
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403 in 2014	—	(2,241)	—
Total comprehensive loss	$(57,316)	$(238,404)	$(560,284)

See accompanying notes to consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Consolidated Statements of Equity
(in thousands)

	General Partner’s Capital	Limited Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances at December 31, 2012	$—	$1,457,913	$(517)	$1,457,396
Net loss	—	(558,658)	—	(558,658)
Distribution to limited partners	—	(1,572)	—	(1,572)
Equity-based compensation expense	—	2,711	—	2,711
Settlement of profits interest units	—	(176)	—	(176)
Foreign currency translation adjustment, net of tax benefit of $233	—	—	(3,867)	(3,867)
Unrealized investment gain, net of tax expense of $1,403	—	—	2,241	2,241
Balances at December 31, 2013	$—	$900,218	$(2,143)	$898,075
Net loss	—	(230,473)	—	(230,473)
Equity-based compensation expense	—	3,619	—	3,619
Settlement of profits interest units	—	(2,577)	—	(2,577)
Foreign currency translation adjustment, net of tax expense of $753	—	—	(5,690)	(5,690)
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403	—	—	(2,241)	(2,241)
Balances at December 31, 2014	$—	$670,787	$(10,074)	$660,713
Net loss	—	(47,656)	—	(47,656)
Distribution to limited partners	—	(55)	—	(55)
Equity-based compensation expense	—	3,196	—	3,196
Settlement of profits interest units	—	(3,373)	—	(3,373)
Foreign currency translation adjustment, net of tax expense of $473	—	—	(9,660)	(9,660)
Balances at December 31, 2015	$—	$622,899	$(19,734)	$603,165

See accompanying notes to consolidated financial statements

ACELITY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(47,656)	$(230,473)	$(558,658)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	41,178	38,966	35,838
Depreciation and other amortization	261,541	303,905	335,959
Loss (gain) on disposition of assets	2,544	(900)	4,423
Amortization of fair value step-up in inventory	55	6,680	3,162
Fixed asset and inventory impairment	—	—	30,580
Intangible asset impairments, net of reduction in contingent consideration	9,064	—	443,400
Write-off of other intangible assets	—	—	16,885
Provision for bad debt	6,362	14,032	7,308
Loss on extinguishment of debt	—	—	2,364
Gain on sale of investment	—	(3,211)	—
Equity-based compensation expense	3,325	4,033	2,925
Deferred income tax benefit	(44,169)	(159,170)	(187,089)
Unrealized loss (gain) on derivative instruments	(9,761)	(10,670)	(4,645)
Unrealized loss (gain) on foreign currency	(17,922)	(39,756)	14,450
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(46,654)	26,596	(10,924)
Increase in inventories, net	(11,756)	(3,096)	(17,171)
Decrease (increase) in prepaid expenses and other	(7,399)	19,308	(9,338)
Increase in accounts payable	6,284	1,608	1,137
Increase (decrease) in accrued expenses and other	(70,849)	125,677	20,449
Increase (decrease) in tax liabilities, net	6,711	(1,734)	5,724
Net cash provided by operating activities	80,898	91,795	136,779

Cash flows from investing activities:
Additions to property, plant and equipment	(68,213)	(66,584)	(80,911)
Decrease (increase) in inventory to be converted into equipment for short-term rental	(2,082)	(3,563)	1,286
Proceeds from disposition of assets	—	8,864	1,298
Proceeds from sale of investment	—	4,211	—
Business acquired in purchase transaction, net of cash acquired	(45,489)	(9,613)	(478,748)
Increase in identifiable intangible assets and other non-current assets	(9,481)	(11,587)	(6,747)
Net cash used by investing activities	(125,265)	(78,272)	(563,822)

ACELITY L.P. INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31,
	2015	2014	2013

Cash flows from financing activities:
Distribution to limited partners	(55)	—	(1,572)
Settlement of profits interest units	(3,373)	(2,332)	(176)
Proceeds from revolving credit facility	40,000	—	—
Repayments of long-term debt and capital lease obligations	(70,741)	(26,403)	(69,396)
Debt issuance costs	(6,952)	—	(20,477)
Acquisition financing:
Proceeds from senior credit facility	—	—	349,563
Payment of debt issuance costs	—	—	(7,340)
Net cash provided (used) by financing activities	(41,121)	(28,735)	250,602
Effect of exchange rate changes on cash and cash equivalents	(9,644)	(8,196)	240
Net decrease in cash and cash equivalents	(95,132)	(23,408)	(176,201)
Cash and cash equivalents, beginning of period	183,541	206,949	383,150
Cash and cash equivalents, end of period	$88,409	$183,541	$206,949

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

The Company has two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics (“AWT”) and Regenerative Medicine. We also have other revenue which consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England.

(b)   Nature of Operations and Customer Concentration

We are a leading global medical technology company devoted to the development and commercialization of innovative products and therapies designed to improve clinical outcomes while helping to reduce the overall cost of patient care. We have an infrastructure designed to meet the specific needs of medical professionals and patients across all healthcare settings, including acute care hospitals, long-term care facilities and patients’ homes. We are engaged in the rental and sale of our products throughout the United States and in approximately 80 countries worldwide through direct sales and indirect operations. Our primary businesses serve the advanced wound therapeutics and regenerative medicine markets. Our advanced devices business is primarily engaged in commercializing several technology platforms, including negative pressure wound therapy (“NPWT”), negative pressure surgical management (“NPSM”) and epidermal harvesting. Our advanced wound dressings are used for the management of chronic and acute wounds. Our regenerative medicine business is primarily focused on the development and commercialization of regenerative and reconstructive acellular tissue matrices for use in general and reconstructive surgical procedures to repair soft tissue defects. In addition to our acellular tissue matrices, our regenerative medicine business markets autologous fat grafting solutions, such as Revolve, which is complementary to our tissue matrix business.

We have direct operations in approximately 30 countries and indirect operations in approximately 50 additional countries. We have two reportable operating segments which correspond to our two businesses: Advanced Wound Therapeutics (“AWT”) and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. As defined by the Codification, we have two reporting units: AWT and Regenerative Medicine.

Operations in the U.S. accounted for approximately 74.4%, 71.2%, and 76.3% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. In the U.S. acute and extended care settings, which accounted for approximately 64.5%, 62.1%, and 64.0% of our U.S. revenue for the years ended December 31, 2015, 2014 and 2013, respectively, we bill our customers directly for the rental and sale of our products. Also in the U.S. acute and extended care settings, we contract with both proprietary hospital groups and voluntary group purchasing organizations (“GPOs”). Proprietary hospital groups own all of the hospitals which they represent and, as a result, can ensure compliance with an executed national agreement. Voluntary GPOs negotiate contracts on behalf of member hospital organizations, but cannot ensure that their members will comply with the terms of an executed national agreement. During the years ended December 31, 2015, 2014 and 2013, we recorded approximately $119.5 million, $106.7 million, and $94.1 million, respectively, in Advanced Wound Therapeutics revenues under contracts with Novation, LLC, our largest single GPO relationship.

In the U.S. home care setting, where our revenue comes predominantly from our NPWT products, we provide products and services to patients in the home and bill third-party payers directly, such as Medicare and private insurance. During the years ended December 31, 2015, 2014 and 2013, we recorded revenue related to Medicare claims of approximately $124.6 million, $120.6 million, and $142.5 million, respectively.

Outside of the U.S., most of our AWT revenue is generated in the acute care setting on a direct billing basis.

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

(d)   Revenue Recognition

We recognize revenue in accordance with the “Revenue Recognition” Topic of the of the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification when each of the following four criteria are met:

1)	a contract or sales arrangement exists;

2)	products have been shipped and title has transferred or services have been rendered;

3)	the price of the products or services is fixed or determinable; and

4)	collectability is reasonably assured.
We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We recognize rental revenue based on the number of days a product is used by the patient/organization, (i) at the contracted rental rate for contracted customers and (ii) generally, retail price for non-contracted customers. Sales revenue is recognized when products are shipped and title has transferred. In the case of distributors, revenue recognition generally occurs when title transfers under the contract assuming all other revenue recognition criteria are met. In addition, based on historical experience, we establish realization reserves against revenue to provide for adjustments including volume discounts, rental cancellations, estimated uncollectible amounts based on historical experience, estimated credit memos associated with payer pricing adjustments, product returns and therapy days where patients were not utilizing our products. In addition, revenue is recognized net of administrative fees paid to GPOs and state sales tax paid on post-acute rentals and sales.
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

(f)   Accounts Receivable

Trade accounts receivable in the U.S. consist of amounts due directly from acute and extended care organizations, third-party payers (“TPP”), both governmental and non-governmental, third-party distributors and patient pay accounts.  Included within the TPP accounts receivable balances are amounts that have been or will be billed to patients once the primary payer portion of the claim has been settled by the TPP.  Trade accounts receivable outside of the U.S. consist of amounts due primarily from acute care organizations and third-party distributors.

Significant concentrations of accounts receivable include:

	2015	2014
Acute and extended care organizations	37%	51%
Managed care, insurance and other	31%	28%
Medicare/Medicaid	10%	10%
Other	22%	11%

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

AWT inventories

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

(i)   Long-Lived Assets

Prior to the completion of the 2011 LBO on November 4, 2011, property, plant and equipment was stated at cost. On November 4, 2011, property, plant and equipment was recorded at fair value with the application of preliminary purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. On October 28, 2013, property, plant and equipment purchased as part of our acquisition of Systagenix was recorded at fair value with the application of purchase accounting adjustments, with subsequent additions to property, plant and equipment recorded at cost. Betterments, which extend the useful life of the equipment, are capitalized. Debt issuance costs, which represent fees and other direct costs incurred in connection with our borrowings are capitalized and amortized using the effective interest method over the contractual term of the borrowing. Other assets consisted principally of other investments at December 31, 2015, and 2014.

When an event occurs that indicates the carrying value of long-lived assets might not be recoverable, we review property, plant and equipment for impairment using an undiscounted cash flow analysis. If an impairment occurs on an undiscounted basis, we compute the fair market value of the applicable assets on a discounted cash flow basis and adjust the carrying value accordingly. During 2013, we recorded a $30.6 million fixed asset impairment charge. There were no impairments of fixed assets in 2014 or 2015.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives (16 to 30 years for buildings and between 3 and 7 years for most of our other property and equipment) of the assets. Amortization for leasehold improvements is taken over the shorter of the estimated useful life of the asset or over the remaining lease term. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $82.3 million, $108.0 million, and $145.7 million, respectively.

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

Impairment is tested by comparing the carrying value of the reporting unit to the reporting unit’s fair value. The carrying value of each reporting unit is determined by taking the reported net assets of the entity, identifying reporting unit specific assets (including goodwill) and liabilities and allocating shared operational and administrative assets and liabilities to the appropriate reporting unit, which is the same as the segment to which they are assigned. The fair value of each reporting unit is determined using current industry market multiples as well as discounted cash flow models using certain assumptions about expected future operating performance and appropriate discount rates determined by our management. To ensure the reasonableness of the estimated fair value of our reporting units, we perform a reconciliation of the estimated fair value of our entity to the total estimated fair value of all our reporting units. The assumptions used in estimating fair values and performing the goodwill impairment test are inherently uncertain and require management judgment. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.

Identifiable intangible assets include developed technology, in-process research and development, customer relationships, tradenames and patents. We amortize our identifiable definite-lived intangible assets over 2 to 20 years, depending on the estimated economic or contractual life of the individual asset. For indefinite-lived identifiable intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value. When it is determined that the carrying value of identifiable intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate.
The results of the fourth quarter 2015 annual impairment test indicated that the estimated fair value of our Strattice brand was less than its carrying value; consequently, during the fourth quarter of 2015 we recorded a $7.8 million impairment of indefinite-lived identifiable intangible assets. Additionally, the results of the fourth quarter 2015 annual impairment test indicated that the estimated fair values of certain patents and other assets, which were acquired from TauTona Injector, LLC, were less than their carrying values. Assets with a net book value of $17.7 million and previously-accrued contingent consideration of $16.4 million were written off and an impairment charge of $1.3 million was recorded. There were no impairments of goodwill or identifiable intangible assets during 2014. As we developed our strategic plan in the third quarter of 2013, the Company’s projections for the Regenerative Medicine reporting unit were revised to reflect anticipated decreases in the number of procedures using abdominal wall reconstruction products due to the increased availability of lower cost synthetic alternatives for use in less complex procedures. As a result, the Company performed an interim impairment test on goodwill of its Regenerative Medicine reporting unit during the third quarter of 2013. The results of the third quarter 2013 interim impairment test indicated that the estimated fair value of the Regenerative Medicine reporting unit was less than its carrying value; consequently, during the third quarter of 2013 we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived identifiable intangible assets related to our Regenerative Medicine reporting unit.

During 2013, write-offs of $16.9 million of other intangible assets were recorded due primarily to the discontinuation of certain projects.

Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to our business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. These factors increase the risk of differences between projected and actual performance that could impact future estimates of fair value of all reporting units. In the event of an approximate 30% and 7% drop in the fair value of our AWT reporting unit and the fair value of our AWT indefinite-lived identifiable intangible assets, respectively, the fair value of the AWT reporting unit and indefinite-lived identifiable intangible assets would still exceed their book values as of October 31, 2015. Additionally, in the event of an approximate 16% drop in the fair value of our Regenerative Medicine reporting unit, the fair value of the Regenerative Medicine reporting unit would still exceed its book value as of October 31, 2015. Certain Regenerative Medicine indefinite-lived identifiable intangible assets approximated their fair value as of October 31, 2015.

(k)   Income Taxes

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

(p)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of December 31, 2015, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $459.9 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

(s)   Shipping and Handling

We include shipping and handling costs in rental expense and cost of sales, as appropriate. Shipping and handling costs on sales products recovered from customers of $4.7 million, $5.1 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, are included in sales revenue for these periods.

(t)   Taxes Collected from Customers and Remitted to Governmental Units

Taxes assessed by a government authority that are directly imposed on a revenue producing transaction between us and our customers, including but not limited to sales taxes, use taxes and value added taxes, are accounted for on a net (excluded from revenues and costs) basis.

(u)   Advertising Expenses

Advertising costs are expensed as incurred. Advertising expenses were $17.8 million, $10.9 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our manufacturing processes for AWT products involve producing final assemblies in accordance with a master production plan. Assembly of our products is accomplished using metal parts, plastics, electronics and other materials and component parts that are primarily purchased from outside suppliers. Component parts and materials are obtained from industrial distributors, original equipment manufacturers and contract manufacturers. The majority of parts and materials are readily available in the open market (steel, aluminum, plastics, fabrics, polymers, etc.) for which price volatility is reasonably low. Our manufacturing processes and quality systems are intended to comply with appropriate FDA and International Organization for Standardization (“ISO”) requirements.

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

(z)   Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The company has not selected a transition method and we are evaluating ASU No. 2014-09 to determine if it will have a material effect on our results of operations, financial position or disclosures.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement-Extraordinary and Unusual Items (Subtopic 225-20).” The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.
On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities, or VIEs, or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is permitted. We are evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30)”. The objective of this ASU is to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The standard will be effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. As of December 31, 2015, the Company had $54.7 million of unamortized debt issuance costs recorded as a deferred charge.
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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments apply to all organizations that present a classified balance sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.

NOTE 2.    Acquisitions and Divestitures

Acquisitions

Spiracur Inc.

On December 1, 2015, we closed the acquisition of the SNaP business from Spiracur Inc., expanding our offering in disposable, portable, mechanical NPWT technology, and allowing our sales and service channels to accelerate the expansion of the SNaP Therapy System to patients and their care teams around the world who need access to NPWT devices. The aggregate purchase price of this acquisition was $42.5 million, all of which was paid in cash. The allocation of the purchase price to the tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date using the income approach. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill, which is not deductible for tax purposes. Goodwill recognized was primarily attributable to potential operational synergies related to overhead cost reductions. The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill. Adjustments to these estimates will be included in the final allocation of the purchase price.

The consolidated financial statements include the results of operations from this business combination from the date of the acquisition. Had the transaction occurred at the beginning of fiscal 2015, consolidated results of operations would not have differed materially from reported results.

The following table represents the preliminary allocation of the purchase price ($ in thousands):

December 31, 2015
Goodwill	$27,525
Identifiable intangible assets:
Customer relationships	5,800
Developed technology	6,400
Tradenames	2,400
Tangible assets acquired and liabilities assumed:
Inventories	1,741
Other current assets	125
Property, plant and equipment	250
Current liabilities	(713)
Other non-current liabilities	(987)
Total purchase price	$42,541

We estimated the fair value of acquired identifiable intangible assets using the income approach. SNaP definite-lived intangible assets are amortized over a period of 10 years for customer relationships, developed technology and tradenames. The acquired customer relationships will be amortized on an accelerated basis while developed technology and tradename intangible assets will be amortized on a straight-line basis, which we believe are the most appropriate amortization methods. The amortization of identifiable product-related intangible assets is included in acquired intangible asset amortization within our consolidated statement of operations and, as a result, is excluded from cost of sales and the determination of product margins.

In June 2015, we acquired a distributor business in Brazil for $2.9 million in cash. The operating results related to this acquisition have been included in Acelity’s consolidated financial statements since the acquisition date.

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

The operating results of the TSS product portfolio included in discontinued operations are as follows ($ in thousands):

Year Ended December 31,
2013

Revenue	$—
Loss before income taxes	$(5,371)
Income tax benefit	$(2,068)
Loss from discontinued operations	$(3,303)

SPY® Elite System

On October 29, 2014, LifeCell Corporation entered into an agreement with Novadaq® Technologies Inc. (“Novadaq”)
to transfer all marketing and distribution rights to the SPY® Elite System from LifeCell to Novadaq, effective November 30, 2014. In connection with the transfer, the parties agreed to terminate various distribution agreements entered into between 2010 and 2011. LifeCell received a one-time payment of $4.5 million and sold existing inventory back to Novadaq. Under the terms of the agreement, LifeCell has agreed to provide limited transition services to Novadaq through December 31, 2015. In connection with the transfer, the parties have also resolved all legal disputes between them.

The operating results of the SPY® Elite System product portfolio included in discontinued operations are as follows ($ in thousands):

	Year Ended December 31,
	2014	2013

Revenue	$22,204	$26,010
Earnings (loss) before income taxes	$7,436	$(429)
Income tax expense (benefit)	$2,863	$(165)
Earnings (loss) from discontinued operations	$4,573	$(264)

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	December 31, 2015	December 31, 2014

Gross trade accounts receivable:
Billed trade accounts receivable	$429,556	$396,329
Unbilled receivables	48,795	39,293
Less: Allowance for revenue adjustments	(66,868)	(61,460)
Gross trade accounts receivable	411,483	374,162
Less: Allowance for bad debt	(11,372)	(13,087)
Net trade accounts receivable	400,111	361,075
Other receivables	13,420	9,408
	$413,531	$370,483

(b)       Inventories, net

Inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014

Finished goods and tissue available for distribution	$133,293	$127,253
Goods and tissue in-process	9,778	6,887
Raw materials, supplies, parts and unprocessed tissue	67,433	67,567
	210,504	201,707
Less: Amounts expected to be converted into equipment for short-term rental	(9,597)	(7,515)
Reserve for excess and obsolete inventory	(19,598)	(15,970)
	$181,309	$178,222

(c)       Net property, plant and equipment

Net property, plant and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014

Land	$12,882	$13,121
Buildings	47,657	46,561
Equipment for short-term rental	323,524	313,025
Machinery, equipment and furniture	341,116	320,498
Leasehold improvements	79,273	77,810
Inventory to be converted to equipment	9,597	7,515
	814,049	778,530
Less: accumulated depreciation	(540,973)	(490,482)
	$273,076	$288,048

(d)       Accrued expenses and other

Accrued expenses and other consist of the following (in thousands):

	December 31, 2015	December 31, 2014

Payroll, benefits, commissions, bonuses and related taxes	$69,019	$65,740
Wake Forest royalty settlement and other royalties	83,317	85,275
Interest	44,396	43,607
LifeNet litigation accrual	34,742	—
Sales and other taxes	25,686	24,469
Insurance	7,210	8,729
Derivative liability	12,243	13,936
Other accrued expenses	96,827	101,728
	$373,440	$343,484

NOTE 4.     Accounting for Goodwill and Other Non-current Assets

As defined by the Codification, we have two reporting units which correspond to our two businesses: AWT and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries.

(a)       Goodwill
Based on the purchase price allocation, the components of goodwill by reporting unit are listed below (in thousands):

	AWT	Regenerative Medicine	Total
Balance at December 31, 2013	$2,654,326	$724,335	$3,378,661
Adjustment to prior year acquisition	1,737	—	1,737
Reduction for sale of business	—	(2,100)	(2,100)
Balance at December 31, 2014	2,656,063	722,235	3,378,298
Goodwill acquired, net of purchase adjustments	27,525	—	27,525
Balance at December 31, 2015	$2,683,588	$722,235	$3,405,823
There were no impairments of goodwill during 2015 or 2014. As of December 31, 2013, cumulative impairments of goodwill totaled $272.2 million.

(b)       Identifiable intangible assets
Identifiable intangible assets include the following (in thousands):

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Definite-lived intangible assets:
Customer relationships and non-compete agreements	$953,261	$(492,734)	$947,638	$(400,806)
Developed technology	767,864	(282,455)	761,464	(206,355)
Tradenames and patents	124,295	(25,509)	129,726	(16,582)
Total definite-lived intangible assets	1,845,420	(800,698)	1,838,828	(623,743)
Indefinite-lived intangible assets:
Tradenames	1,171,000	—	1,178,800	—
In-process research and development	3,366	—	3,366	—
Total indefinite-lived intangible assets	1,174,366	—	1,182,166	—
	$3,019,786	$(800,698)	$3,020,994	$(623,743)

The results of the fourth quarter 2015 annual impairment test indicated that the estimated fair value of our Strattice brand was less than its carrying value; consequently, during the fourth quarter of 2015 we recorded a $7.8 million impairment of indefinite-lived identifiable intangible assets. Additionally, the results of the fourth quarter 2015 annual impairment test indicated that the estimated fair values of certain patents and other assets, which were acquired from TauTona Injector, LLC, were less than their carrying values. Assets with a net book value of $17.7 million and previously-accrued contingent consideration of $16.4 million were written off and an impairment charge of $1.3 million was recorded.

Amortization expense, related to definite‑lived intangibles, was approximately $179.2 million, $195.9 million and $190.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents the estimated amortization expense, in total, to be incurred over the next five years for all definite-lived intangible assets as of December 31, 2015 (in thousands):

Year ending December 31,	Estimated Amortization Expense
2016	$164,692
2017	$151,136
2018	$137,588
2019	$126,678
2020	$114,905

(c)       Debt issuance costs

As of December 31, 2015, and 2014, unamortized debt issuance costs related to our current senior secured credit facility and our fixed rate long-term debt, including the 10.5% Second Lien Notes and the 12.5% Unsecured Notes were collectively $54.7 million and $77.9 million, respectively. Amortization of debt issuance costs recorded for the years ended December 31, 2015, 2014 and 2013 were $24.2 million, $24.1 million and $21.8 million, respectively. There were no write-offs of debt issuance costs during the year ended December 31, 2015, 2014 and 2013. The remaining costs for the senior secured credit facility and fixed rate long-term debt are amortized on a straight-line basis or using the effective interest method, as appropriate, over the respective term of debt to which they specifically relate.

NOTE 5.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	December 31, 2014

Senior Dollar Term E-1 Credit Facility – due 2018	$1,907,774	$1,927,241
Senior Euro Term E-1 Credit Facility – due 2018	260,946	293,746
Senior Term E-2 Credit Facility – due 2016(1)	312,166	315,351
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
3.25% Convertible Senior Notes due 2015	—	101
Notional amount of debt	4,842,886	4,898,439

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(20,792)	(24,241)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(5,224)	(7,376)
Senior Term E-2 Credit Facility Discount, net of accretion	(1,770)	(2,955)
Second Lien Senior Secured Notes Discount, net of accretion	(15,729)	(20,205)
Senior Unsecured Notes Discount, net of accretion	(2,227)	(2,651)
Net discount on debt	(45,742)	(57,428)

Total debt, net of discount	4,797,144	4,841,011
Less: Current installments	(22,130)	(25,721)
	$4,775,014	$4,815,290

(1)	All amounts outstanding under the Senior Term E-2 Credit Facility were paid in full on February 9, 2016 with proceeds from the offering of the 7.875% First Lien Senior Secured Notes due 2021.

Senior Secured Credit Facility

Our senior secured credit facility (the “Senior Secured Credit Facility”) includes a $200.0 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At December 31, 2015, and 2014, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facility of $38.2 million and $39.0 million, respectively. In addition, we had $8.5 million and $11.4 million of letters of credit issued by a bank not party to the Senior Secured Credit Facility as of December 31, 2015, and 2014, respectively. The capacity of the Revolving Credit Facility is reduced for the $38.2 million and $39.0 million of letters of credit issued by banks which are party to the Senior Secured Credit Facility as of December 31, 2015 and 2014, respectively. The resulting availability under the Revolving Credit Facility was $161.8 million and $161.0 million at December 31, 2015, and 2014, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

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

On February 9, 2016, we entered into Amendment No. 7. Pursuant to Amendment No. 7, among other things, the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility was extended to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8. In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

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

The Senior Secured Credit Facility contains financial covenants requiring us to meet certain leverage ratios, subject to certain equity cure rights. It is an event of default if we permit as of the last day of any fiscal quarter, our leverage ratio of debt to EBITDA, as defined in the senior secured credit agreement, to be greater than a maximum leverage ratio of 8.25 to 1.00.

As of December 31, 2015, we were in compliance with the covenants under the Senior Secured Credit Facility.

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

As of December 31, 2015, we were in compliance with all covenants under the second lien senior secured notes indenture.

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

As of December 31, 2015, we were in compliance with all covenants under the senior unsecured notes indenture.

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

7.875% First Lien Senior Secured Notes

On February 9, 2016, the Existing Notes Issuers co-issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes due 2021. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2016, to the persons who are registered holders at the close of business on February 1 and August 1 immediately preceding the applicable interest payment date. We used a portion of the proceeds from the issuance of the First Lien Notes to repay all amounts outstanding under our Senior Term E-2 Credit Facility due November 4, 2016, together with accrued interest and related fees and expenses. The remainder of the proceeds were used to pay fees and expenses related to the offering of the First Lien Notes and for general corporate purposes. The First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the Second Lien Notes and Unsecured Notes. The First Lien Notes and related guarantees are initially secured on a first-priority basis by security interests in all of the Existing Notes Issuers’ and the guarantors’ assets that secure our Senior Secured Credit Facilities on a first-priority basis. The First Lien Notes and related guarantees will not be registered for resale under the Securities Act or the securities laws of any other jurisdiction or offered to be exchanged for registered notes under the Securities Act or securities laws of any other jurisdiction. On or after February 15, 2018, the Existing Notes Issuers may redeem some or all of the First Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.938% through February 14, 2019, 101.969% from February 15, 2019 through February 14, 2020 and at par thereafter, plus accrued and unpaid interest, if any, to the redemption date.

Interest and Future Maturities

Interest paid during the years ended December 31, 2015, 2014 and 2013 was $374.6 million, $367.0 million, and $385.7 million, respectively.

Future maturities of long-term debt at December 31, 2015, were (in thousands):

Year	Amount
2016 (1)	$22,130
2017	$22,130
2018	$3,874,461
2019	$612,000
2020	$—
Thereafter (1)	$312,165
(1) In February 2016, the Term E-2 Facility due November 4, 2016, which had an outstanding balance of $312.2 million at December 31, 2015, was repaid using proceeds from a private offering of $400.0 million in aggregate principal amount first lien senior secured notes due 2021. As a result, outstanding balance of the Term E-2 Facility at December 31, 2015, was not included in “current installments of long-term debt” and instead was included in “long-term debt, net of current installments and discount” in the consolidated balance sheets.

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

Derivatives Not Designated as Hedges

At December 31, 2015, and 2014, we had three interest rate swap agreements to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have quarterly interest payments, receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates, due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $1.8 million until maturity.

The following chart summarizes these agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$459,900	2.256%
12/31/13-12/31/16	$459,900	2.249%
12/31/13-12/31/16	$459,900	2.250%

During the year ended December 31, 2013, we had interest rate cap agreements with initial notional amounts of $1.6 billion at a cost of $2.2 million that effectively limited the interest rate to 2% on a portion of the borrowings under our Senior Secured Credit Facility. The interest rate cap agreements expired on December 31, 2013.

Historically we have used derivative instruments to manage our transactional currency exposures when our foreign subsidiaries enter into transactions denominated in currencies other than their local currency. These nonfunctional currency exposures relate primarily to existing and forecasted intercompany receivables and payables arising from intercompany purchases of manufactured products. We enter into foreign currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting risk that would otherwise result from changes in exchange rates. These contracts are not designated as hedges; as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. Although we use master netting agreements with our derivative counterparties, we do not offset derivative asset and liability positions in the consolidated balance sheet. The periods of the foreign currency exchange contracts generally do not exceed one year and correspond to the periods of the exposed transactions and related settlements. At December 31, 2015, and 2014, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our senior secured credit facility and fixed rate long-term debt, including the 10.5% Second Lien Notes, the 12.5% Unsecured Notes and the Convertible Notes approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.400 billion and $2.257 billion, respectively, at December 31, 2015. The fair value of our borrowings under our Senior Secured Credit Facility and fixed rate long-term debt was $2.501 billion and $2.584 billion, respectively, at December 31, 2014. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 31, 2015	December 31, 2014

Derivatives not designated as hedging instruments
Interest rate swap agreements	Accrued expenses and other	$12,243	$13,936
Interest rate swap agreements	Other non-current liabilities	—	8,067
Total derivatives		$12,243	$22,003

The following table summarizes the amount of gain (loss) on derivative not designated as hedging instruments (in thousands):

	Year ended December 31,
	2015	2014	2013

Interest rate swap agreements	$(4,959)	$(5,245)	$2,618
Interest rate cap agreements	—	—	(9)
Foreign currency exchange contracts	—	62	(1,033)
	$(4,959)	$(5,183)	$1,576

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on December 31, 2015, we could be required to settle or post the full amount as collateral to its counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at December 31, 2015, or 2014.

NOTE 7.     Leasing Obligations

We are obligated for equipment under various capital leases, which expire at various dates during the next three years. At December 31, 2015, and 2014, the gross amount of equipment under capital leases totaled $3.3 million and $2.6 million and related accumulated depreciation was approximately $2.8 million and $1.7 million, respectively.

We lease computer and telecommunications equipment, service and sales vehicles, office space, various storage spaces and manufacturing facilities under non-cancelable operating leases, which expire at various dates over the next 19 years. Total rental expense for operating leases was $24.2 million, $29.7 million and $27.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under capital and non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2015, are as follows (in thousands):

	Capital Leases	Operating Leases
2016	$438	$20,205
2017	29	18,051
2018	—	13,893
2019	—	11,065
2020	—	8,703
Thereafter	—	21,832
Total minimum lease payments	$467	$93,749
Less amount representing interest	(6)
Present value of net minimum capital lease payments	461
Less current portion	(432)
Obligations under capital leases, excluding current installments	$29

NOTE 8.     Income Taxes (Benefit)

The following table summarizes earnings (loss) before income taxes (benefit) of U.S. and non-U.S. operations ($ in thousands):

	Year ended December 31,
	2015	2014	2013

U.S.	$(8,250)	$(515,976)	$(845,261)
Non-U.S.	(52,161)	161,335	133,578
	(60,411)	(354,641)	(711,683)
Earnings (loss) from discontinued operations before income taxes	—	7,436	(5,800)
Loss from continuing operations before income taxes	$(60,411)	$(362,077)	$(705,883)

The following table summarizes the composition of income tax expense (benefit) ($ in thousands):

	Year ended December 31,
	2015	2014	2013

Current:
U.S. Federal	$16,638	$18,149	$16,777
U.S. State	2,430	2,220	8,162
Non-U.S.	12,346	14,633	9,125
Total current expense	31,414	35,002	34,064
Deferred:
U.S. Federal	(36,397)	(138,046)	(158,735)
U.S. State	(6,589)	(19,998)	(26,383)
Non-U.S.	(1,183)	(1,126)	(1,971)
Total deferred tax benefit	(44,169)	(159,170)	(187,089)
	(12,755)	(124,168)	(153,025)
Income tax expense (benefit) related to discontinued operations	—	2,863	(2,233)
Income tax benefit related to continuing operations	$(12,755)	$(127,031)	$(150,792)

The reconciliation of the U.S. federal statutory rate to the consolidated effective tax rate is as follows:

	Year ended December 31,
	2015(1)	2014(1)	2013(1)

Computed “expected” tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.4	1.7
Non-deductible items	(3.4)	(0.1)	(0.9)
Effect of international operations	(16.8)	(4.4)	(1.5)
Section 199 production deduction	2.1	0.8	0.2
Research and development credit	1.4	0.1	0.3
Goodwill impairment	—	—	(13.4)
Other, net	(0.3)	0.2	0.1
	21.1	35.0	21.5
Change in rate related to discontinued operations	—	0.1	(0.1)
Effective tax rate related to continuing operations	21.1%	35.1%	21.4%

(1)
The years ended December 31, 2015, 2014 and 2013 include a loss before income tax benefit. The consolidated effective income tax rates represent adjustments to the computed “expected” income tax benefit rate for the period. Therefore, negative percentages represent reductions to the income tax benefit rate.

The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and liabilities consist of the following ($ in thousands):

	December 31, 2015	December 31, 2014

Deferred Tax Assets:
Non-U.S. tax credit	$91,252	$76,320
U.S. research and development tax credit	2,433	978
Net operating loss	82,501	100,772
Accounts receivable	(4,455)	(1,468)
Non-U.S. net operating loss carry forwards	35,389	36,904
Accrued liabilities	62,409	87,412
Deferred non-U.S. tax asset	44,999	43,864
Accrued interest	11,980	14,686
Disallowed interest carry forward	137,100	106,860
Inventory	9,124	9,717
Other	179	891
Total gross deferred tax assets	472,911	476,936
Less: valuation allowances	(87,371)	(82,299)
Net deferred tax assets	385,540	394,637
Deferred Tax Liabilities:
Intangible assets, amortizable	(326,983)	(384,485)
Intangible assets, indefinite-lived	(451,779)	(454,779)
Loan fees	(21,426)	(30,751)
U.S. tax on non-U.S. earnings	(261,698)	(256,039)
Deferred U.S. state tax liability	655	3,556
Unrealized foreign exchange currency gain, net	(32,740)	(19,883)
Depreciation	(51,022)	(56,865)
Other	(10,449)	(6,489)
Total gross deferred tax liabilities	(1,155,442)	(1,205,735)
Net deferred tax liability	(769,902)	(811,098)
Less: current deferred tax asset	(74,521)	(63,025)
Less: non-current deferred tax asset	(29,909)	(31,692)
Less: current deferred tax liability	113,595	113,658
Non-current deferred tax liability	$(760,737)	$(792,157)
The change in the balance sheet deferred tax accounts reflect deferred income tax benefit, the deferred tax impact of other comprehensive income items and purchase accounting adjustments.

At December 31, 2015, $144.4 million of U.S. federal net operating losses, $682.4 million of U.S. state net operating losses and $145.8 million of non-U.S. net operating losses were available for carry forward. The losses generally expire within a period of 3 to 20 years, with some non-U.S. losses available indefinitely. For U.S. federal income tax purposes, non-U.S. tax credit carry forwards of $91.3 million are available to be utilized once sufficient non-U.S. source income is recognized, expiring primarily between 2021 and 2025. In addition, non-U.S. unrealized tax credits of $72.3 million were recorded relating to the anticipated tax credits that will be available when non-U.S. earnings are repatriated to the U.S. and are netted against the deferred tax liability for U.S. tax on non-U.S. earnings. The non-U.S. tax credit expiration period is 10 years which will begin when the credits become realized.

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. At December 31, 2015, we had valuation allowances of $43.2 million associated with U.S. state net operating losses and $44.2 million associated with non-U.S. deferred tax assets. The net valuation allowance increased by $5.1 million in 2015 due primarily to the generation of additional U.S. state and non-U.S. net operating losses. We believe that the remaining deferred income tax assets will be realized based on reversals of existing taxable temporary differences and expected repatriation of non-U.S. earnings to the U.S.

We record the benefit of tax positions in our financial statements when it is more likely than not, based on the technical merits, that the tax position will ultimately be sustained. The evaluation of tax positions that meet this initial recognition threshold are further evaluated to determine whether there is any uncertainty regarding recognition of the full benefit.

At December 31, 2015, and 2014, we had $34.5 million and $33.3 million, respectively, of unrecognized tax benefits that were classified as long-term liabilities, of which $26.8 million and $26.2 million, respectively, would favorably impact our effective tax rate, if recognized. The reconciliation of the allowance for uncertain tax positions is as follows ($ in thousands):

	December 31, 2015	December 31, 2014

Balance at beginning of year	$39,816	$41,694
Gross additions for tax positions of prior years	1,515	10,683
Gross reductions for tax positions of prior years	(383)	(18,331)
Gross additions on positions related to the current year	377	6,494
Settlements	(432)	—
Reductions resulting from a lapse of the applicable statute of limitation	(493)	(724)
Balance at end of year	40,400	39,816
Accrued interest and penalties	9,224	8,341
ASU 2013-11 reclassification	(15,092)	(14,857)
Gross unrecognized income tax benefit	$34,532	$33,300

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We recognized an increase of net interest and penalties in the consolidated statement of operations of approximately $0.9 million in 2015 comprised of an increase of $1.1 million associated with ongoing accruals and a decrease of $0.2 million associated with releases. In 2014, we recognized a decrease of net interest and penalties in the consolidated statement of operations of approximately $3.6 million, comprised of a decrease of $4.5 million associated with releases and an increase of $0.9 million associated with ongoing accruals. Additionally, $9.2 million and $8.3 million of interest and penalties were recorded in the consolidated balance sheets as of December 31, 2015, and 2014, respectively. It is reasonably possible that the total amount of unrecognized tax benefits could decrease within the next twelve months by $7.1 million. This decrease would result from the expiration of the statute of limitations and the completion of tax examinations in multiple jurisdictions.

We operate in multiple tax jurisdictions, both inside and outside the United States and are routinely under audit by U.S. federal, U.S. state and non-U.S. tax authorities. These reviews can involve complex matters that may require an extended period of time for resolution. Our U.S. federal income tax returns have been examined and settled through tax year ending November 3, 2011. We have ongoing audits in various U.S. state and U.S. local jurisdictions, as well as audits in various non-U.S. jurisdictions. In general, the tax years 2010 through 2014 remain open in the major taxing jurisdictions, with some U.S. state and non-U.S. jurisdictions remaining open longer as a result of net operating losses and longer statute of limitation periods.

Income taxes paid, net of income tax refunds, were $26.6 million, $24.9 million, and $36.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

NOTE 10.     Incentive Compensation Plans

Equity-based compensation expense was recognized in the consolidated statements of operations as follows ($ in thousands):

	Year ended December 31,
	2015	2014	2013

Rental expenses	$77	$106	$52
Cost of sales	86	105	113
Selling, general and administrative expenses	3,162	3,822	2,760
Total equity-based compensation expense, net of tax	$3,325	$4,033	$2,925

There was no income tax impact associated with equity-based compensation during the years ended December 31, 2015, 2014 and 2013.

Investment Plan

We have an Investment Plan intended to qualify as a deferred compensation plan under Section 401(k) of the Internal Revenue Code of 1986. The Investment Plan is available to all employees in the United States and we match employee contributions up to a specified limit. During the years ended December 31, 2015, 2014 and 2013 matching contributions charged to expense were approximately $13.5 million, $13.3 million, and $12.2 million, respectively.

Equity Based Plans

Profits Interest

On November 11, 2011, the Board of Directors of Chiron Holdings GP, Inc. (“Holdings GP”), in its capacity as general partner of Chiron Guernsey Holdings L.P. Inc. (the “Limited Partnership”), approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (the “Executive Plan”). The maximum aggregate number of interest units (“Profits Interest Units”) available for awards under the Executive Plan is 33,641,333, subject to adjustment as provided for in the plan. The vesting terms and expiration of each award shall be fixed by the general partner. The distribution threshold for awards granted under this plan is established by the general partner.

For incentive equity awards granted during the years ended December 31, 2015, 2014 and 2013, a portion of the awards granted vests incrementally over a period of four years. The remaining portion of awards granted during the years ended December 31, 2015, 2014 and 2013 vest at graduated levels upon the attainment of certain performance conditions established by the general partner. The performance conditions are based on achieving certain levels of multiple of invested capital and the occurrence of a major liquidity event in the future. In July 2015, the performance conditions of the awards were modified such that the vesting of the performance units will occur on a pro-rata basis upon achieving certain levels of multiple of invested capital, instead of vesting at graduated levels. No additional compensation cost was recognized as a result of the modification as the performance conditions were not met as of December 31, 2015. Subject to certain limitations, the weighted average distribution threshold (i.e., the amount of distributions that need to be made by the Limited Partnership with respect to each limited partnership unit individually prior to such Profits Interest Unit participating in the distributions of the Limited Partnership) for awards granted during the years ended December 31, 2015, 2014 and 2013 is $7.82, $8.11 and $7.40, respectively.

The equity value of the Limited Partnership (calculated as enterprise value plus cash, less debt) represents a key input for determining the fair value of the Profits Interest Units.

The weighted-average estimated fair value of time-based Profits Interest Units granted during the years ended December 31, 2015, 2014 and 2013, was $1.34, $1.62 and $2.30 per unit, respectively, using the Black-Scholes-Merton option pricing model. The weighted-average estimated fair value of performance-based Profits Interest Units granted during the years ended December 31, 2015, 2014 and 2013, was $1.20, $1.42 and $1.98 per unit, respectively, using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Profits Interest Units. The estimated fair values for these periods included the following weighted average assumptions for both the time-based and performance-based Profits Interest Units (annualized percentages):

	Year ended December 31,
	2015	2014	2013

Expected stock volatility	43.0%	39.0%	43.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.6%	0.5%	0.6%
Expected life (years)	2	2	3

The expected stock volatility is initially based on the asset volatility for guideline peers, and then adjusted for Limited Partnership-specific factors. In particular, the determined asset volatility from our peers was adjusted, on a relevered basis, to reflect the Limited partnership’s higher projected average debt weight over the expected holding period, resulting in the expected stock volatility. The expected dividend yield is zero. The risk-free interest rate for the period was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the estimated holding period until a major liquidity event.

A summary of our Profits Interest Unit (“PIU”) activity, and related information is set forth in the table below ($ in thousands):

	Time-based	Performance-based	Total	Weighted Average Grant Date Fair Value
PIU outstanding – December 31, 2014	7,971	6,853	14,824	$1.42
Granted	6,649	6,649	13,298	$1.27
Repurchased	(1,652)	—	(1,652)	$1.63
Forfeited/Expired	(608)	(1,626)	(2,234)	$1.36
PIU outstanding – December 31, 2015	12,360	11,876	24,236	$1.33
PIU exercisable as of December 31, 2015	5,335	—	5,335	$1.44

As of December 31, 2015, there was $7.9 million and $13.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested time-based and performance-based Profits Interest Units, respectively, granted under our plan subsequent to the 2011 LBO.  The unrecognized compensation cost for the time-based awards is expected to be recognized over a weighted average period of 3.1 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the performance condition will be satisfied. There is no contractual term for the PIU agreements, however, with certain consent of the Limited Partnership and plan participants, the general partner may amend, alter, suspend, discontinue, or terminate the Executive Plan or any portion thereof at any time.

Appreciation Rights

On December 14, 2011, the Board of Directors of Holdings GP, in its capacity as general partner of the Limited Partnership, approved the Chiron Guernsey Holdings L.P. Inc. Appreciation Rights Plan (as amended from time to time, the “Appreciation Rights Plan”). The maximum aggregate number of Class A-2 interests in respect of which appreciation rights (“Appreciation Rights”) awards can be issued under the Appreciation Rights Plan is 4,172,000, subject to adjustment as provided for in the plan. The base price of units granted under this plan is established by the administrator (the compensation committee of the board of the general partner, or any committee or subcommittee thereof to which the compensation committee of the board delegates authority to administer the Appreciation Rights Plan) as of the date of grant, which may not be less than the fair market value of an appreciation rights award interest as of the date of grant. The vesting terms and expiration of each award shall be fixed by the administrator.

For incentive equity awards granted during the years ended December 31, 2015, 2014 and 2013, a portion of the awards granted vest in full upon the earlier of a change in control of the Limited Partnership or the fourth anniversary of the date of grant. The remaining portion of awards granted in 2012 vest at graduated levels upon the attainment of certain performance conditions established by the administrator and the occurrence of a major liquidity event in the future. In July 2015, the performance conditions of the awards were modified such that the vesting of the performance units will occur on a pro-rata basis upon achieving certain levels of multiple of invested capital, instead of vesting at graduated levels. No additional compensation cost was recognized as a result of the modification as the performance conditions were not met as of December 31, 2015. Upon exercise or redemption of vested awards, employees generally receive a cash payment equal to the product of the excess, if any, of the fair market value of a Class A-2 interest at the time of exercise or redemption over the base price times the number of Class A-2 interests under the award.

The equity value of the Limited Partnership (calculated as enterprise value plus cash, less debt) represents a key input for determining the fair value of the Appreciation rights granted.

The weighted-average estimated grant-date fair value of time-based Appreciation Rights granted during the years ended December 31, 2015, 2014 and 2013, was $1.33, $1.66 and $1.37 per unit, respectively, using the Black-Scholes-Merton option pricing model. The weighted-average estimated grant-date fair value of performance-based Appreciation Rights granted during the years ended December 31, 2015, 2014 and 2013, was $1.20, $1.46 and $1.35 per unit, respectively, using the Black-Scholes-Merton option pricing model. A discount for lack of marketability was applied to the per unit fair value to reflect increased risk arising from the inability to readily sell the Appreciation Rights. The estimated fair values for the years ended December 31, 2015, 2014 and 2013 included the following weighted average assumptions for both the time-based and performance-based Appreciation Rights (annualized percentages):

	Year ended December 31,
	2015	2014	2013

Expected stock volatility	43.0%	39.0%	43.0%
Expected dividend yield	—	—	—
Risk-free interest rate	0.6%	0.5%	0.6%
Expected life (years)	2	2	3
The expected stock volatility is initially based on the asset volatility for guideline peers, and then adjusted for Limited Partnership-specific factors. In particular, the determined asset volatility from our peers was adjusted, on a relevered basis, to reflect the Limited partnership’s higher projected average debt weight over the expected holding period, resulting in the expected stock volatility. The expected dividend yield is zero. The risk-free interest rate for the period was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life is based on the estimated holding period until a major liquidity event.

A summary of our Appreciation Rights activity, and related information, for the year ended December 31, 2015, is set forth in the table below ($ in thousands):

	Time-based	Performance-based	Total	Weighted Average Base Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Appreciation Rights outstanding – December 31, 2014	1,124	1,124	2,248	$7.32	8.56
Granted	644	644	1,288	$7.73
Exercised	—	—	—	$—
Forfeited/Expired	(247)	(247)	(494)	$7.45
Appreciation Rights outstanding – December 31, 2015	1,521	1,521	3,042	$7.48	8.40	$—
Appreciation rights exercisable - December 31, 2015	91	—	91	$5.00	N/A	$—
As of December 31, 2015, there was $1.4 million and $1.9 million of total unrecognized compensation costs, net of estimated forfeitures, related to each of the non-vested time-based and performance-based Appreciation Rights granted, respectively, under our plan subsequent to the 2011 LBO.  The unrecognized compensation cost for the time-based awards is expected to be recognized over a weighted average period of 3.0 years. The unrecognized compensation cost of the performance-based awards is expected to be recognized as it becomes probable the performance condition will be satisfied.

NOTE 11.     Other Comprehensive Income (loss)

The components of accumulated other comprehensive income are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Unrealized Investment Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2013	$(517)	$—	$(517)
Foreign currency translation adjustment, net of taxes of $233	(3,867)	—	(3,867)
Unrealized investment gain, net of tax expense of $1,403	—	2,241	2,241
Balances at December 31, 2013	(4,384)	2,241	(2,143)
Foreign currency translation adjustment, net of tax expense of $753	(5,690)	—	(5,690)
Reclassification of realized investment gain included in net loss, net of tax expense of $1,403	—	(2,241)	(2,241)
Balances at December 31, 2014	(10,074)	—	(10,074)
Foreign currency translation adjustment, net of tax expense of $473	(9,660)	—	(9,660)
Balances at December 31, 2015	$(19,734)	$—	$(19,734)

During 2013 and 2015, there were no reclassification adjustments out of accumulated other comprehensive income (loss) to net earnings (loss).

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

In September 2013, LifeNet Health, LifeNet, filed suit against LifeCell in the U.S. District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleged that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200, or the ‘200 Patent. On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the appeal stages of this litigation and intends to defend any further claims by LifeNet. LifeCell has filed an appeal in the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds. The hearing before the Federal Circuit Court of Appeals has been scheduled in March 2016. In September 2015, LifeCell filed suit against LifeNet in the U.S. District Court for the District of New Jersey seeking declaratory judgment that LifeCell’s products do not infringe U.S. Patent No. 9,125,971, or the ‘971 Patent, which was issued to LifeNet the same day. In February 2016, a magistrate judge ordered the case transferred to Virginia, which LifeCell is appealing. LifeCell also filed a petition with United States Patent and Trademark Office to invalidate the ‘971 Patent. The ‘971 Patent is a continuation of the ‘200 Patent.

Products Liability Litigation

LifeCell Corporation is a defendant in approximately 355 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Discovery was completed in four bellwether cases. In August 2015, LifeCell was successful in obtaining a summary judgment resulting in the dismissal of two of the four bellwether cases, and the dismissal of the design defect claims in the remaining two bellwether cases. The plaintiffs have appealed these decisions. Trial of the first remaining bellwether case has been postponed and has not yet been rescheduled. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell Corporation has been named as a defendant in approximately 235 lawsuits in state and U.S. federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 231 LifeCell cases filed in two consolidated dockets in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district U.S. federal case in West Virginia that is proceeding very slowly. LifeCell has been named, but not served, in 12 cases with multiple plaintiffs and defendants in St. Louis, Missouri State court. The St. Louis cases are aimed at the entire pelvic mesh industry and it is unknown at this time if Repliform was actually implanted in any of the plaintiffs. The two remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General, or OIG, seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors, or DME MACs. KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds. In 2012, the District Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases went to appeal in the U.S. Court of Appeals for the Ninth Circuit which reversed the District Court’s dismissal of the suits and remanded the cases back to the District Court for further proceedings. We believe that our defenses to the claims in the Hartpence and Godecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

As of December 31, 2015, our commitments for the purchase of new product inventory were $55.2 million. We expect the total inventory commitments at December 31, 2015, to occur in 2016.

NOTE 13.     Related Party Transactions

Services Agreements and 2011 LBO Related Fees
On November 4, 2011, in connection with the 2011 LBO, entities affiliated with the Sponsors (the “Managers”) entered into services agreements and material event services agreements with KCI and LifeCell or, in certain cases, their affiliates (the “Services Agreements”), pursuant to which the Managers will provide strategic and consulting services, including financing and strategic business planning and analysis services, to KCI, LifeCell and/or their subsidiaries, parent entities and controlled affiliates. Pursuant to the Services Agreements, the Managers are entitled to receive an annual consulting fee, as well as certain fees for specified material events, including sales of KCI or LifeCell and refinancings. Upon a refinancing, the Managers would be entitled to a fee equal to one percent of the aggregate funds raised from any source in connection with such refinancing and upon an exit event, which would include an initial public offering, a liquidation of the Company or other change in control transactions, the Managers are also entitled to receive a transaction fee equal to three percent of Sponsors’ invested capital on a pro rata basis. The Managers will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with the provision of services pursuant to the Services Agreements. The Services Agreements will continue indefinitely unless terminated by the consent of all the parties thereto. However, the Services Agreements will terminate automatically upon an initial public offering of KCI, LifeCell or one of their subsidiaries, parent entities or controlled affiliates, unless KCI or LifeCell or, in certain cases, an affiliate of KCI or LifeCell, as applicable, elects by prior written notice to continue the Services Agreements. The Services Agreements may also terminate upon certain change of control events involving KCI or LifeCell. On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates. During the years ended December 31, 2015, 2014 and 2013, we paid management fees of $5.1 million, $5.1 million and $8.7 million, respectively, to the Managers. We expect to pay approximately $5.1 million in management fees to the Managers during each of the years ended December 2016 through the term of the agreements.

Management Investment

Subsequent to the 2011 LBO, Messrs. Ball, Bibb and Woody have each entered into subscription agreements with Guernsey Holdings and GP, pursuant to which each individual agreed to subscribe for and acquire from Guernsey Holdings Class A-2 Units of Guernsey Holdings (each, a “Subscription”). In connection with the Subscription, each individual became a party to the limited partnership agreement of Guernsey Holdings as a limited partner of Guernsey Holdings.

Indemnification Agreement

On November 4, 2011, the Managers also entered into an indemnification agreement with the Company and its parent entities (the “Indemnification Agreement”). The Indemnification Agreement contains customary exculpation and indemnification provisions in favor of the Managers and certain of their affiliates.

NOTE 14.     Segment and Geographic Information

The Company is engaged in the rental and sale of advanced wound therapeutics and regenerative medicine products in approximately 80 countries worldwide through direct sales and indirect operations. We have two reportable operating segments which correspond to our two businesses: AWT and Regenerative Medicine. Our AWT business is conducted by KCI and its subsidiaries, including Systagenix, while our Regenerative Medicine business is conducted by LifeCell and its subsidiaries. In most countries where we operate, certain aspects of our two businesses are supported by the same administrative staff, systems and infrastructure and, as such, we have allocated these costs between the businesses based on allocation methods including headcount, revenue and other methods as deemed appropriate. We measure segment profit (loss) as operating earnings (loss), which is defined as income (loss) before interest and other income, interest expense, foreign currency gains and losses, derivative instruments gains and losses and income taxes. All intercompany transactions are eliminated in computing revenue and operating earnings (loss).

On November 8, 2012, Getinge purchased certain assets and assumed certain liabilities comprising KCI’s TSS business. The historical results of operations of the TSS business, excluding the allocation of general corporate overhead, are reported as discontinued operations in the consolidated statements of operations. Discontinued operations amounts related to TSS also exclude incremental expenses related to our transition services agreement with Getinge and the service fee payable by Getinge under the transition services agreement which terminated in June 2014.

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013

Revenue:
AWT	$1,421,555	$1,420,278	$1,287,387
Regenerative Medicine	433,866	428,089	442,174
Other operations (1)	11,752	17,972	3,340
Total revenue	$1,867,173	$1,866,339	$1,732,901

Operating earnings (loss):
AWT	$479,201	$455,666	$443,850
Regenerative Medicine	149,424	132,904	125,112
Other operations (1)	2,096	2,443	637
Non-allocated costs:
General headquarter expense (2)	(13,655)	(9,516)	(55,044)
Equity-based compensation	(3,325)	(4,033)	(2,925)
Business optimization and transaction-related expenses (3)	(64,001)	(150,125)	(144,253)
Acquired intangible asset amortization (4)	(177,379)	(194,433)	(188,571)
Wake Forest settlement	—	(198,578)	—
Intangible asset impairments, net of reduction in contingent consideration(5)	(9,064)	—	(443,400)
Total non-allocated costs	(267,424)	(556,685)	(834,193)
Total operating earnings (loss)	$363,297	$34,328	$(264,594)

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England for the period subsequent to our acquisition of Systagenix on October 28, 2013.

(2)
Represents general headquarter expenses not allocated to the individual segments, including depreciation associated with our purchase accounting fixed asset step up to fair value, fixed asset impairments and the write-off of in-process research and development.

(3)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(4)
Represents amortization of acquired intangible assets related to our 2011 LBO, our acquisition of Systagenix in October 2013 and other technology acquisitions. Acquired intangible asset amortization for the years ended December 31, 2015, 2014 and 2013 related to our AWT segment was $132.5 million, $147.9 million and $143.5 million, respectively and related to our Regenerative Medicine segment was $44.8 million, $46.5 million and $45.0 million, respectively.

(5)
During 2015, we recorded a $7.8 million and $1.3 million impairment related to of indefinite-lived intangible assets of our Strattice brand and certain assets acquired from TauTona Injector, LLC, respectively. During 2013, we recorded a $272.2 million impairment of goodwill and a $171.2 million impairment of indefinite-lived intangible assets related to our Regenerative Medicine reporting unit. These amounts have been excluded from Regenerative Medicine operating earnings as management excludes these charges from operating earnings when making operating decisions about the business.

AWT and Regenerative Medicine depreciation and other amortization include depreciation associated with the purchase accounting step up in value of fixed assets and amortization of acquired intangible assets related to our 2011 LBO, our acquisition of Systagenix in October 2013 and other technology acquisitions. Corporate and other depreciation and amortization includes amortization related to our contract manufacturing operations and depreciation related to our divestiture. The following table contains information on depreciation and other amortization (in thousands):

	Year ended December 31,
	2015	2014	2013

Depreciation and other amortization:
AWT	$194,010	$231,296	$261,348
Regenerative Medicine	67,483	70,882	68,514
Corporate and other	48	1,727	6,097
	$261,541	$303,905	$335,959

Significant non-cash expense other than depreciation and amortization expense includes the 2011 LBO and acquisition-related periodic recognition of cost of sales associated with the application of purchase accounting adjustments to step up the value of inventory. For the years ended December 31, 2014 and 2013, we recognized $6.7 million and $3.2 million, respectively, in related cost of sales for AWT related to our acquisition of Systagenix. During 2015, we recorded no purchase accounting adjustments associated with the step up in value of inventory.

AWT and Regenerative Medicine assets are primarily accounts receivable, inventories, intangible assets and net property, plant and equipment generally identifiable by product. Other assets include assets related to our divestiture, assets not specifically identifiable to a product, such as cash, deferred income taxes, prepaid expenses, net debt issuance costs and other non-current assets. Information on segment assets are as follows (in thousands):

	December 31,
	2015	2014	2013

Total assets:
AWT	$5,043,680	$5,070,845	$5,274,625
Regenerative Medicine	1,446,668	1,539,057	1,574,315
Corporate and other	291,058	390,811	423,705
	$6,781,406	$7,000,713	$7,272,645
AWT and Regenerative Medicine gross capital expenditures primarily relate to manufactured rental assets, manufacturing equipment, leasehold improvements and computer hardware and software identifiable by product. Corporate and other capital expenditures include those related to our TSS business which was sold in November 2012 and those not specifically identifiable to a product, such as the purchase of land and the construction of our global headquarters building, leasehold improvements, and computer hardware and software. The following table contains information on gross capital expenditures (in thousands):

	Year ended December 31,
	2015	2014	2013

Gross capital expenditures:
AWT	$22,039	$21,517	$36,910
Regenerative Medicine	5,150	7,057	17,862
Corporate and other	41,024	38,010	26,139
	$68,213	$66,584	$80,911

Revenues are attributed to countries based on the location of our entity providing the products or services. Information on the geographical location of select financial information is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013

Geographic location of revenue:
Domestic	$—	$—	$—
United States	1,388,958	1,329,306	1,321,517
Other foreign	478,215	537,033	411,384
Total revenue	$1,867,173	$1,866,339	$1,732,901

	December 31,
	2015	2014	2013

Geographic location of long-lived assets (1):
Domestic	$—	$—	$—
United States	192,341	198,754	224,789
Other foreign	80,735	89,294	108,936
Total long-lived assets	$273,076	$288,048	$333,725
_____________________________
(1)Long-lived assets exclude intangible assets.

NOTE 15.     Quarterly Financial Data (unaudited)

The unaudited consolidated results of operations by quarter are summarized below (in thousands):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$444,050	$461,645	$477,680	$483,798
Gross profit	$292,458	$308,267	$324,126	$324,793
Operating earnings	$84,140	$90,170	$106,054	$82,933
Loss from continuing operations	$(4,531)	$(17,631)	$(9,952)	$(15,542)
Earnings from discontinued operations	$—	$—	$—	$—
Net loss	$(4,531)	$(17,631)	$(9,952)	$(15,542)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$442,635	$459,178	$481,793	$482,733
Gross profit	$276,596	$293,207	$314,413	$325,998
Operating earnings (loss)	$32,805	$(142,123)	$88,347	$55,299
Loss from continuing operations	$(47,060)	$(153,823)	$(3,235)	$(30,928)
Earnings (loss) from discontinued operations	$677	$1,106	$1,398	$1,392
Net loss	$(46,383)	$(152,717)	$(1,837)	$(29,536)

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

In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the 10.5% Second Lien Notes and 12.5% Unsecured Notes indentures will not guarantee the 10.5% Second Lien Notes or 12.5% Unsecured Notes. As of December 31, 2015, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2015
(in thousands)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$12,859	$4,919	$70,233	$—	$88,409
Accounts receivable, net	—	202,377	58,080	153,074	—	413,531
Inventories, net	—	89,929	87,519	104,904	(101,043)	181,309
Deferred income taxes	—	66,235	8,286	—	—	74,521
Prepaid expenses and other	—	15,199	7,519	244,833	(232,566)	34,985
Intercompany receivables	166	2,098,061	2,828,639	16,279	(4,943,145)	—
Total current assets	564	2,484,660	2,994,962	589,323	(5,276,754)	792,755
Net property, plant and equipment	—	294,855	59,833	127,858	(209,470)	273,076
Debt issuance costs, net	—	54,651	—	—	—	54,651
Deferred income taxes	—	—	—	29,909	—	29,909
Goodwill	—	2,510,765	732,138	162,920	—	3,405,823
Identifiable intangible assets, net	—	250,635	1,704,521	263,932	—	2,219,088
Other non-current assets	—	1,029	282	4,793	—	6,104
Intercompany loan receivables	—	740,000	436,432	—	(1,176,432)	—
Intercompany investments	613,540	353,768	—	—	(967,308)	—
	$614,104	$6,690,363	$5,928,168	$1,178,735	$(7,629,964)	$6,781,406

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$18,013	$14,129	$25,768	$—	$57,910
Accrued expenses and other	—	234,036	260,404	68,207	(189,207)	373,440
Intercompany payables	10,115	1,730,435	2,689,502	513,093	(4,943,145)	—
Current installments of long-term debt	—	22,130	—	—	—	22,130
Income taxes payable	—	—	—	3,561	—	3,561
Deferred income taxes	—	—	113,595	—	—	113,595
Total current liabilities	10,115	2,004,614	3,077,630	610,629	(5,132,352)	570,636
Long-term debt, net of current installments and discount	—	4,775,014	—	—	—	4,775,014
Non-current tax liabilities	—	15,046	14,965	4,822	—	34,833
Deferred income taxes	—	110,076	609,281	41,380	—	760,737
Other non-current liabilities	824	29,079	4,472	2,646	—	37,021
Intercompany loan payables	—	432,545	740,000	3,887	(1,176,432)	—
Intercompany advance	—	—	70,045	—	(70,045)	—
Total liabilities	10,939	7,366,374	4,516,393	663,364	(6,378,829)	6,178,241

Total equity	603,165	(676,011)	1,411,775	515,371	(1,251,135)	603,165
	$614,104	$6,690,363	$5,928,168	$1,178,735	$(7,629,964)	$6,781,406

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

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$636,720	$—	$88,892	$—	$725,612
Sales	—	357,213	902,977	820,031	(938,660)	1,141,561
Total revenue	—	993,933	902,977	908,923	(938,660)	1,867,173
Rental expenses	77	308,285	11,588	159,638	(171,547)	308,041
Cost of sales	86	369,097	571,337	348,468	(979,500)	309,488
Gross profit (loss)	(163)	316,551	320,052	400,817	212,387	1,249,644
Selling, general and administrative expenses	3,162	311,141	157,715	168,766	(835)	639,949
Research and development expenses	—	23,173	21,987	14,494	301	59,955
Acquired intangible asset amortization	—	52,355	76,894	56,288	(8,158)	177,379
Intangible asset impairments, net of reduction in contingent consideration	—	—	9,064	82,742	(82,742)	9,064
Operating earnings (loss)	(3,325)	(70,118)	54,392	78,527	303,821	363,297
Non-operating intercompany transactions	—	64,657	360,123	(425,017)	237	—
Interest income and other	—	67,277	15,651	296	(82,758)	466
Interest expense	—	(440,479)	(67,384)	(296)	82,758	(425,401)
Foreign currency gain (loss)	—	31,218	(2,688)	(22,344)	—	6,186
Derivative instruments loss	—	(4,959)	—	—	—	(4,959)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(3,325)	(352,404)	360,094	(368,834)	304,058	(60,411)
Income tax expense (benefit)	—	(5,802)	(11,308)	4,355	—	(12,755)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(3,325)	(346,602)	371,402	(373,189)	304,058	(47,656)
Equity in earnings (loss) of subsidiaries	(44,331)	(6,524)	(373,189)	—	424,044	—
Earnings (loss) from continuing operations	(47,656)	(353,126)	(1,787)	(373,189)	728,102	(47,656)
Earnings (loss) from discontinued operations, net of tax	—	—	—	—	—	—
Net earnings (loss)	$(47,656)	$(353,126)	$(1,787)	$(373,189)	$728,102	$(47,656)
Total comprehensive income (loss)	$(57,316)	$(362,786)	$(11,447)	$(382,849)	$757,082	$(57,316)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2014
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$606,031	$—	$113,833	$—	$719,864
Sales	—	292,573	919,988	862,689	(928,775)	1,146,475
Total revenue	—	898,604	919,988	976,522	(928,775)	1,866,339
Rental expenses	106	292,336	11,156	202,613	(173,449)	332,762
Cost of sales	105	314,129	571,768	370,643	(933,282)	323,363
Gross profit (loss)	(211)	292,139	337,064	403,266	177,956	1,210,214
Selling, general and administrative expenses	3,822	295,324	211,865	203,110	(567)	713,554
Research and development expenses	—	24,044	26,803	18,474	—	69,321
Acquired intangible asset amortization	—	61,995	79,136	53,302	—	194,433
Wake Forest settlement	—	198,578	—	—	—	198,578
Operating earnings (loss)	(4,033)	(287,802)	19,260	128,380	178,523	34,328
Non-operating intercompany transactions	—	18,775	146,218	(249,577)	84,584	—
Interest income and other	—	73,919	19,148	319	(89,719)	3,667
Interest expense	—	(431,670)	(68,861)	(1,921)	89,719	(412,733)
Foreign currency loss	—	44,515	(924)	(25,747)	—	17,844
Derivative instruments loss	—	(5,183)	—	—	—	(5,183)
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(4,033)	(587,446)	114,841	(148,546)	263,107	(362,077)
Income tax expense (benefit)	—	(165,662)	36,119	2,512	—	(127,031)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(4,033)	(421,784)	78,722	(151,058)	263,107	(235,046)
Equity in earnings (loss) of subsidiaries	(226,440)	(72,592)	(151,058)	—	450,090	—
Earnings (loss) from continuing operations	(230,473)	(494,376)	(72,336)	(151,058)	713,197	(235,046)
Earnings from discontinued operations, net of tax	—	—	4,573	—	—	4,573
Net earnings (loss)	$(230,473)	$(494,376)	$(67,763)	$(151,058)	$713,197	$(230,473)
Total comprehensive income (loss)	$(238,404)	$(502,307)	$(75,694)	$(158,989)	$736,990	$(238,404)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)

	For the year ended December 31, 2013
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$608,256	$—	$135,562	$—	$743,818
Sales	—	295,530	855,607	679,340	(841,394)	989,083
Total revenue	—	903,786	855,607	814,902	(841,394)	1,732,901
Rental expenses	52	253,082	10,986	221,473	(132,089)	353,504
Cost of sales	113	296,788	523,367	261,199	(829,625)	251,842
Gross profit (loss)	(165)	353,916	321,254	332,230	120,320	1,127,555
Selling, general and administrative expenses	2,759	346,731	173,772	161,678	(339)	684,601
Research and development expenses	—	29,555	31,679	14,343	—	75,577
Acquired intangible asset amortization	—	80,042	73,794	34,735	—	188,571
Intangible asset impairments, net of reduction in contingent consideration	—	—	443,400	—	—	443,400
Operating earnings (loss)	(2,924)	(102,412)	(401,391)	121,474	120,659	(264,594)
Non-operating intercompany transactions	—	58,867	123,951	(153,998)	(28,820)	—
Interest income and other	—	72,601	12,251	179	(83,429)	1,602
Interest expense	—	(431,882)	(70,623)	(801)	83,429	(419,877)
Loss on debt extinguishment	—	(2,364)	—	—	—	(2,364)
Foreign currency gain (loss)	—	(16,723)	(179)	(5,316)	(8)	(22,226)
Derivative instruments gain	—	1,576	—	—	—	1,576
Earnings (loss) from continuing operations before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(2,924)	(420,337)	(335,991)	(38,462)	91,831	(705,883)
Income tax expense (benefit)	—	(166,067)	8,120	7,155	—	(150,792)
Earnings (loss) from continuing operations before equity in earnings (loss) of subsidiaries	(2,924)	(254,270)	(344,111)	(45,617)	91,831	(555,091)
Equity in earnings (loss) of subsidiaries	(555,734)	56,284	(46,074)	—	545,524	—
Earnings (loss) from continuing operations	(558,658)	(197,986)	(390,185)	(45,617)	637,355	(555,091)
Earnings from discontinued operations, net of tax	—	(3,091)	(309)	(457)	290	(3,567)
Net earnings (loss)	$(558,658)	$(201,077)	$(390,494)	$(46,074)	$637,645	$(558,658)
Total comprehensive income (loss)	$(560,284)	$(202,703)	$(392,120)	$(47,700)	$642,523	$(560,284)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2015

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(47,656)	$(353,126)	$(1,787)	$(373,189)	$728,102	$(47,656)
Adjustments to reconcile net earnings (loss) to net cash provided	6,754	425,281	(231,839)	101,594	(173,236)	128,554
Net cash provided (used) by operating activities	(40,902)	72,155	(233,626)	(271,595)	554,866	80,898
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(148,611)	(5,419)	(37,809)	121,544	(70,295)
Business acquired in purchase transaction, net of cash acquired	—	(42,541)	—	(2,948)	—	(45,489)
Increase in identifiable intangible assets and other non-current assets	—	11,317	(19,661)	89,763	(90,900)	(9,481)
Net cash provided (used) by investing activities	—	(179,835)	(25,080)	49,006	30,644	(125,265)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of profits interest units	(3,373)	—	—	—	—	(3,373)
Proceeds from revolving credit facility	—	40,000	—	—	—	40,000
Repayments of long-term debt and capital lease obligations	—	(65,753)	(5,000)	12	—	(70,741)
Debt issuance costs	—	(6,952)	—	—	—	(6,952)
Proceeds (payments) on intercompany loans	—	32,251	(26,576)	(5,675)	—	—
Proceeds (payments) on intercompany investments	44,330	79,966	293,702	167,512	(585,510)	—
Net cash provided (used) by financing activities	40,902	79,512	262,126	161,849	(585,510)	(41,121)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9,644)	—	(9,644)
Net increase (decrease) in cash and cash equivalents	—	(28,168)	3,420	(70,384)	—	(95,132)
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$12,859	$4,919	$70,233	$—	$88,409

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2014

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(230,473)	$(494,376)	$(67,763)	$(151,058)	$713,197	$(230,473)
Adjustments to reconcile net earnings (loss) to net cash provided	6,364	306,092	104,787	131,736	(226,711)	322,268
Net cash provided (used) by operating activities	(224,109)	(188,284)	37,024	(19,322)	486,486	91,795
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(156,810)	188	(49,922)	145,261	(61,283)
Proceeds from sale of investment	—	4,211	—	—	—	4,211
Business acquired in purchase transaction, net of cash acquired	—	—	(9,500)	(113)	—	(9,613)
Increase in identifiable intangible assets and other non-current assets	—	(376)	(7,418)	(3,793)	—	(11,587)
Net cash provided (used) by investing activities	—	(152,975)	(16,730)	(53,828)	145,261	(78,272)
Cash flows from financing activities:
Settlement of profits interest units	(2,332)	—	—	—	—	(2,332)
Repayments of long-term debt and capital lease obligations	—	(26,345)	—	(58)	—	(26,403)
Proceeds (payments) on intercompany loans	—	251,576	(45,168)	(206,408)	—	—
Proceeds (payments) on intercompany investments	226,441	69,284	26,255	309,767	(631,747)	—
Net cash provided (used) by financing activities	224,109	294,515	(18,913)	103,301	(631,747)	(28,735)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,196)	—	(8,196)
Net increase (decrease) in cash and cash equivalents	—	(46,744)	1,381	21,955	—	(23,408)
Cash and cash equivalents, beginning of period	398	87,771	118	118,662	—	206,949
Cash and cash equivalents, end of period	$398	$41,027	$1,499	$140,617	$—	$183,541

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)

	For the year ended December 31, 2013

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(558,658)	$(201,077)	$(390,494)	$(46,074)	$637,645	$(558,658)
Adjustments to reconcile net earnings (loss) to net cash provided	4,673	244,257	263,245	292,384	(109,122)	695,437
Net cash provided (used) by operating activities	(553,985)	43,180	(127,249)	246,310	528,523	136,779
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(196,988)	(17,274)	(111,118)	247,053	(78,327)
Business acquired in purchase transaction, net of cash acquired	—	—	(64,938)	(413,810)	—	(478,748)
Increase in identifiable intangible assets and other non-current assets	—	(453)	(6,419)	125	—	(6,747)
Net cash provided (used) by investing activities	—	(197,441)	(88,631)	(524,803)	247,053	(563,822)
Cash flows from financing activities:
Distribution to limited partners	(1,572)	—	—	—	—	(1,572)
Settlement of profits interest units	(176)	—	—	—	—	(176)
Repayments of long-term debt and capital lease obligations	—	(67,133)	(2,257)	(6)	—	(69,396)
Debt issuance costs	—	(20,477)	—	—	—	(20,477)
Proceeds (payments) on intercompany loans	—	(157,416)	(58,554)	215,970	—	—
Acquisition financing:
Proceeds from senior credit facility	—	349,563	—	—	—	349,563
Payment of debt issuance costs	—	(7,340)	—	—	—	(7,340)
Proceeds (payments) on intercompany investments	555,733	(131,953)	276,809	74,987	(775,576)	—
Net cash provided (used) by financing activities	553,985	(34,756)	215,998	290,951	(775,576)	250,602
Effect of exchange rate changes on cash and cash equivalents	—	—	—	240	—	240
Net increase in cash and cash equivalents	—	(189,017)	118	12,698	—	(176,201)
Cash and cash equivalents, beginning of period	398	276,788	—	105,964	—	383,150
Cash and cash equivalents, end of period	$398	$87,771	$118	$118,662	$—	$206,949

Schedule II

ACELITY L.P. INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three Years ended December 31, 2015
(in thousands)

Description	Balances at January 1, 2013	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2013

Accounts receivable realization reserves	$76,538	$3,968	$70,472	(1)	$74,864	$76,114

Inventory reserve	$9,900	$11,662	$—		$11,274	$10,288

Deferred tax asset valuation allowance	$19,272	$29,064	$7,608		$—	$55,944

Description	Balances at January 1, 2014	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2014

Accounts receivable realization reserves	$76,114	$10,801	$67,122	(1)	$79,490	$74,547

Inventory reserve	$10,288	$25,484	$—		$19,802	$15,970

Deferred tax asset valuation allowance	$55,944	$26,355	$—		$—	$82,299

Description	Balances at January 1, 2015	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts		Deductions	Balances at December 31, 2015

Accounts receivable realization reserves	$74,547	$3,486	$76,162	(1)	$75,955	$78,240

Inventory reserve	$15,970	$15,126	$—		$11,498	$19,598

Deferred tax asset valuation allowance	$82,299	$5,072	$—		$—	$87,371
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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (f) of Rule 13a-15) under the Exchange Act, during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).
Based on the results of this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Date: March 4, 2016

By: /s/ Joseph F. Woody
Name: Joseph F. Woody
Title: President and Chief Executive Officer

By: /s/ Thomas W. Casey
Name: Thomas W. Casey
Title: Executive Vice President and Chief Financial Officer

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Below is a list of our executive officers and directors, their respective ages as of December 31, 2015, and a brief account of the business experience of each of them. Our governing board of directors are the directors of Chiron Holdings GP, Inc., or GP, the general partner of Chiron Guernsey Holdings L.P. Inc., which is the parent of Acelity L.P. Inc. The composition of the board of GP was determined by funds advised by the Sponsors.

Name	Age	Position
Joseph F. Woody	50	Director, President and Chief Executive Officer
Thomas W. Casey	53	Executive Vice President, Chief Financial Officer
John T. Bibb	43	Executive Vice President, General Counsel and Secretary
Gaurav Agarwal	42	Group President, Businesses and Innovation
Laura Piccinini	46	President of Developed Markets
David E. Ball	57	Senior Vice President, Operations
William “Butch” F. Hulse IV	42	Chief Compliance Officer; Senior Vice President, Enterprise Risk Management, Quality and Regulatory
Gregory Kayata	54	Senior Vice President, Human Resources
Dennis Crowley	47	Senior Vice President, Strategy, Business Development and Licensing
William J. Gumina	45	Director; Chairman of the Board
Kevin J. Buehler	58	Director
James G. Carlson	63	Director
Alexandre Décary	37	Director
Steven Dyson	42	Director
Timothy E. Guertin	66	Director
Erik Levy	41	Director
John F. Megrue Jr.	57	Director

Executive Officers
Joseph F. Woody has served as President and Chief Executive Officer for the Company since January 2012 and as a Director since April 2012. Mr. Woody joined the Company as Global President of Active Healing Solutions in November 2011. Mr. Woody has more than 20 years of experience in the healthcare sector. Prior to joining the Company, Mr. Woody served as global president of Vascular Therapies for Covidien plc from May 2009 to November 2011. At Covidien plc, he was responsible for the $2.6 billion acquisition and integration of ev3. Previously, Mr. Woody served as global president, Smith & Nephew Advanced Wound Management, and held other leadership positions at Alliance Imaging, Inc., Acuson and GE Medical Systems. Mr. Woody is currently a member of the board of directors of the Advanced Wound Medical Technology Association (AdvaMed) and is chair of the Wound Healing and Tissue Regeneration Sector. We believe Mr. Woody’s qualifications to serve on our Board of Directors include his extensive experience in the negative pressure wound therapy and advanced wound management market, along with his significant acquisition and integration experience in the healthcare industry. As the President and Chief Executive Officer of the Company, Mr. Woody delivers significant experience to our Board of Directors in terms of leadership, industry, operations, risk management, financial and strategic planning, as well as in-depth knowledge of our AWT and Regenerative Medicine businesses. Mr. Woody also possesses company board experience.
Thomas W. Casey joined the Company in November 2014 and serves as the Company’s Executive Vice President, Chief Financial Officer. Mr. Casey has over 30 years of financial accounting, reporting, planning and analysis experience, which include nearly two decades of roles in senior leadership. Prior to joining the Company in 2014, Mr. Casey served as Executive Vice President and Chief Financial Officer at Clear Channel from 2009 to 2013. From 2002 to 2008, Mr. Casey served as Executive Vice President and the Chief Financial Officer of Washington Mutual Bank, or WAMU, and Washington Mutual Inc., the holding company of WAMU. In September 2008, Federal Deposit Insurance Corporation was appointed as the receiver for WAMU and transferred substantially all of WAMU’s assets and liabilities to JPMorgan Chase. Washington Mutual Inc. subsequently filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. Previously, Mr. Casey held various leadership positions with WAMU and GE Capital. He began his career at Coopers & Lybrand.

John T. Bibb joined the Company in 2003 and has served as Executive Vice President, General Counsel, and Secretary since 2011. Mr. Bibb previously served as Associate General Counsel, Corporate, Securities, Mergers and Acquisitions. Prior to joining the Company, Mr. Bibb practiced law at the law firms of Baker Botts, L.L.P. and Cox Smith Matthews Incorporated.

Gaurav Agarwal joined the Company in December 2014 and serves as the Company’s Group President, Businesses and Innovation. Mr. Agarwal has nearly 20 years of global business management experience in the healthcare industry. Prior to joining the Company, he served as President, Orthopaedic Reconstruction for the Advanced Surgical Devices Division at Smith & Nephew from 2012 to 2014 and prior to that served in the roles of Chief Operating Officer and Senior Vice President of Advanced Surgical Devices Division at Smith & Nephew since 2010. Previously, Mr. Agarwal held various leadership positions with GE Healthcare.
Laura Piccinini, our President of Developed Markets, has more than 20 years of experience in the medical device industry. Prior to joining the Company in February 2014 as Vice President, Core Markets, she served as Vice President, GM Medical Care Solutions Europe at Covidien plc since 2012. Prior to that, she served as President, Stryker, EMEA at Stryker from 2009 to 2012. Previously, Ms. Piccinini held various regional management roles with Tyco Healthcare International.
David E. Ball, our Senior Vice President, Operations, joined the Company in May 2011. Prior to joining the Company, Mr. Ball spent 30 years holding various leadership positions at GE, Hill-Rom and Harris Corporation. Most recently Mr. Ball served as Vice President and Global General Manager, Premium Business Segment, Surgical Imaging at GE Healthcare. During his tenure at GE, he led global R&D, quality, sustaining engineering and marketing teams focused on best-in-class surgical products as well as full FDA compliance.
William “Butch” F. Hulse IV, our Chief Compliance Officer and Senior Vice President, Enterprise Risk Management, Quality and Regulatory, joined the Company in 2008 as Associate General Counsel with global responsibility for Acelity’s litigation and dispute resolution and over time, has taken on roles with increasing responsibility. Prior to joining the Company, Mr. Hulse was a shareholder with the law firm Cox Smith Matthews Incorporated where his practice focused on complex commercial litigation.
Gregory Kayata, our Senior Vice President, Human Resources, has worked in human resources for 30 years. Prior to joining the Company in November 2014, Mr. Kayata spent eight years at Covidien plc (formerly, Tyco Healthcare), most recently as Vice President, Total Rewards. Previously, he spent 17 years at Invensys, now Schneider Electronics, in various human resources roles with increasing leadership responsibility.
Dennis Crowley joined the Company in November 2015 as the Company’s Senior Vice President, Strategy, Business Development and Licensing. Prior to joining the Company, Mr. Crowley held various roles at Medtronic plc (and Covidien plc (formerly, Tyco Healthcare) which was acquired by Medtronic plc in 2015), where he served as Director, Strategic Development from 2005 to 2007, as Vice President, Business Development & Licensing from 2007 to 2009 and Vice President, Corporate Development from 2009 to 2015.
Directors
William “Buddy” J. Gumina has served as a Director since November 4, 2011 and currently serves as the Chairman of our Board of Directors. He joined Apax Partners in 1998 and serves as a Partner and Global Co-Head of Apax Partners’ Healthcare team. Prior to joining Apax Partners, Mr. Gumina worked in investment banking from 1992 to 1994, while employed by Kidder, Peabody, and in private equity from 1996 to 1998, while employed by Donaldson, Lufkin & Jenrette Merchant Banking Partners. Throughout his tenure as a finance professional, he has worked on deals involving large healthcare organizations such as TriZetto, Qualitest Pharmaceuticals, Spectrum Laboratories, Encompass Home Health, Voyager HospiceCare, One Call Care Management GENEX Services and MagnaCare Holdings. Currently, Mr. Gumina serves as a director and chairman of the compensation committee of One Call Care Management and GENEX Services, and as a director of rue21, inc. He holds a Bachelor of Arts degree in Political Science from Yale University and a Master of Business Administration degree from Harvard Graduate School of Business Administration. We believe Mr. Gumina’s qualifications to serve on our Board of Directors include his extensive business and financial experience related to the healthcare industry.
Kevin J. Buehler has served as a Director since May 2015. Mr. Buehler has over 30 years of experience in the healthcare and consumer industries. He served as the Division Head of Alcon Laboratories, Inc., a division of Novartis, from April 2011 to May 2014. Prior to that he served as the Chief Executive Officer and President of Alcon Inc. from April 2009 to April 2011. From 2006 to 2007, he served as the Senior Vice President of the U.S. market and the Chief Marketing Officer and from 2007 to 2009, he assumed the Senior Vice President, Global Markets and Chief Marketing Officer responsibility. He began his career with Alcon, Inc. in August 1984. Mr. Buehler holds a Bachelor of Arts degree from Carroll College in Waukesha, Wisconsin, with concentrations in Business Administration and Political Science. He graduated from the Harvard Program for Management Development in 1993.

Mr. Buehler also possesses public company board experience with prior service on the Alcon Laboratories Board of Directors from April 2009 through April 2011. Mr. Buehler currently serves on the Executive Committee and Board of Directors for United Way of Tarrant County, Texas. We believe Mr. Buehler’s qualifications to serve on our Board of Directors include his extensive leadership and business experience related to the healthcare industry, including his extensive knowledge of U.S. and international operations.
James G. Carlson has served as a Director since June 2013. Mr. Carlson served as a Senior Advisor to Stone Point Capital from March 2013 to December 2015. Mr. Carlson served as Chief Executive Officer of Amerigroup from 2007 through 2012, becoming Chairman of the company’s board of directors in 2008. Previously, he served as Amerigroup’s President and Chief Operating Officer, a position he held since 2003. Earlier in his career, Mr. Carlson was an Executive Vice President of UnitedHealth Group. Mr. Carlson is also the founder of HealthSpring, a physician group practice management company, and cofounder of Workscape, a software company that later was acquired by ADP. He began his career with the Prudential Insurance Company of America. Mr. Carlson is a former board member of Omnicare, Inc. We believe Mr. Carlson’s qualifications to serve on our Board of Directors include his extensive leadership, business and financial experience related to the healthcare industry. Mr. Carlson also possesses public company board experience.
Alexandre Décary has served as a Director since May 2015. Mr. Décary serves as Senior Director, Private Equity, at PSP Investments, where he is responsible for leading direct investments in various sectors. Mr. Décary joined PSP Investments in 2015. Between 2012 and 2015, Mr. Décary was Vice President, Mergers and Acquisitions, at Aimia Inc., a data-driven marketing and loyalty analytics company where he was responsible for the company’s growth through strategic investments and acquisitions in the G20. From 2004 to 2012, Mr. Décary worked at RBC Capital Markets in the investment banking group where he had coverage responsibility for Canadian companies across various sectors. Mr. Décary worked at Ernst & Young LLP between 1999 and 2003 in the audit and corporate finance departments. He completed a Bachelor of Business Administration and a Graduate Diploma in Public Accountancy degree from HEC Montréal, as well as a Masters in Finance degree from the London Business School. He is a member of the Quebec CPA Order and is a CFA Charterholder. We believe Mr. Décary’s qualifications to serve on our Board of Directors include his extensive business, financial and accounting experience.
Steven Dyson has served as a Director since November 2011. Mr. Dyson began his employment at Apax Partners in 2000. Currently, he is a Partner and Co-Head of the Healthcare team in London. Mr. Dyson has worked on many significant deals with companies such as Unilabs, Capio, General Healthcare Group, Zeneus Pharma, and most recently OneCall Care Management. Prior to joining Apax Partners, Mr. Dyson worked at McKinsey & Co. He currently serves as a director and a member of the compensation committee of Unilabs, a director and a member of the audit and compliance committees of OneCall Care Management, a director at GENEX Services, as a member of the nomination and governance committee of Capio AB and as a director of several subsidiary holding companies of General Healthcare Group. Mr. Dyson earned a Master’s degree in Biochemistry from Oxford University and a Doctor of Philosophy degree in Biology from Cambridge University. We believe Mr. Dyson’s qualifications to serve on our Board of Directors include his extensive business and financial experience related to the healthcare industry.
Timothy E. Guertin has served as a Director since October 2012. Mr. Guertin has over 35 years of experience in the healthcare industry. Prior to joining the Board of Directors, Mr. Guertin served multiple leadership roles at Varian Medical Systems, Inc. until February 2013. He served as President from 2005 to September 2012 and Chief Executive Officer from 2006 to September 2012. Mr. Guertin additionally worked at Varian Medical Systems, Inc. in the capacity of Chief Operating Officer from 2005 to 2006, Corporate Executive Vice President from 2002 to 2005, President of the Oncology Systems business unit of the company from 1990 to 2005, and Corporate Vice President from 1992 to 2002. Mr. Guertin is currently a member of the board of directors for Varian Medical Systems, Inc., and Teradyne, Inc. He is the chair of Teradyne’s compensation committee. Mr. Guertin is also a board member for the Radiation Oncology Institute. Mr. Guertin is a named inventor on nine U.S. patents. Mr. Guertin holds a Bachelor of Science degree in Electrical Engineering and Computer Science from University of California, Berkeley. We believe Mr. Guertin’s qualifications to serve on our Board of Directors include his extensive leadership, business, and financial experience related to the healthcare industry. Mr. Guertin also possesses public company board experience.
Erik Levy has served as a Director since November 2011. Mr. Levy is a Senior Principal with CPPIB and a founding member of CPPIB’s Direct Private Equity program. Mr. Levy joined CPPIB in November 2005. Over the years he has led or participated in several investments including Informatica Corporation, Suddenlink Communications, IMS Health, Skype Technologies, and Bank of America Merchant Services. Mr. Levy serves as a Director of Informatica Corporation and Suddenlink Communications and previously served as a Director of Skype from 2009 to 2011. Mr. Levy serves on CPPIB’s Investment Partnerships Investment Committee and is a director of the Canadian Venture Capital and Private Equity Association. Prior to joining CPPIB, Mr. Levy worked at Bain & Company and Mercer. Mr. Levy holds a Master of Business Administration degree from the Rotman School of Management at the University of Toronto and a Bachelor of Science degree in Actuarial Mathematics from Concordia University. We believe Mr. Levy’s qualifications to serve on our Board of Directors include his extensive business and financial experience, along with his investing experience in the healthcare industry.
John F. Megrue Jr. has served as a Director since November 2011. Mr. Megrue joined Apax Partners in 2005 and currently serves as Chairman of Apax Partners U.S. Mr. Megrue is a member of the Global Executive Committee, a member of the Investment and Approval Committees, and the Global Co-Head of Retail & Consumer Group. He originally joined Apax Partners in 1988 and rejoined in 2005 from Saunders, Karp & Megrue. Mr. Megrue graduated with a Bachelor of Science degree in Mechanical Engineering from Cornell University and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania. Mr. Megrue is an active board member of the following Apax Partners portfolio companies: rue21, inc. and Cole Haan. Mr. Megrue is Chairman of Born Free and Chairman of the Business Leadership Council for a Generation Born HIV Free, which is the private sector leader in working to eliminate HIV in newborn children around the world. Mr. Megrue also serves as a director on the board of Grameen America. We believe Mr. Megrue brings to our Board of Directors extensive leadership, operations, financial, business, and strategic planning experience. Mr. Megrue also possesses public company board experience.
There are no family relationships among our directors and executive officers.
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
The current members of the Audit Committee are Steven Dyson, Erik Levy and Alexandre Décary. We do not have an “audit committee financial expert,” as that term is defined by SEC rules; however we feel each committee member’s background and financial sophistication is sufficient to fulfill the duties of the Audit Committee. In addition, the Audit Committee has the ability, on its own, to retain independent accountants or other consultants whenever it deems appropriate.
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

ITEM 11: EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material features of the compensation policies and decisions for the executive officers identified in the “2015 Summary Compensation Table,” or the named executive officers. This discussion is intended to help you understand the detailed information provided in the tables below.

Named Executive Officers

We will report compensation for the following executive officers for fiscal year 2015:

•	Joseph F. Woody, President and Chief Executive Officer

•	Thomas W. Casey, Executive Vice President and Chief Financial Officer

•	Gaurav Agarwal, Group President, Businesses and Innovation

•	Laura Piccinini, President, Developed Markets

•	Gregory Kayata, Senior Vice President, Human Resources

Compensation Philosophy and Objectives

Our executive compensation program is designed to be competitive and efficient and to attract, retain and motivate highly qualified executive talent, while appropriately aligning executive incentives with Company and shareholder objectives. To accomplish this, compensation paid to named executive officers is designed to align compensation rewards with our financial performance, the individual performance of the named executive officer, and the competitive industry compensation norms. Our executive compensation programs are designed to encourage appropriate and acceptable levels of risk-taking by management in furtherance of the Company’s short-term and long-term strategic plans to increase shareholder value.
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

Compensation Oversight and Process

Our executive compensation program and related issues are administered by the compensation committee of the Board of Directors of Chiron Holdings GP, Inc., the general partner of Chiron Guernsey Holdings L.P. Inc., the parent of Acelity.
The compensation committee currently operates under a written charter adopted by the Board of Directors and has responsibility for discharging the responsibilities of the Board of Directors relating to the review of the compensation of our executive officers and making recommendations to the non-executive directors for approval. The compensation committee oversees our executive compensation practices and is responsible for review and oversight of our compensation plans and policies, the annual review of all executive officer compensation, administration of our equity plans, and the approval of equity grants to executive officers. The compensation committee meets at least quarterly in person and periodically approves and adopts, or makes recommendations to the Board of Directors for, matters relating to compensation, including the approval of equity grants to employees. The compensation committee engages the services of independent outside advisors.
The Chief Executive Officer, the Senior Vice President, Human Resources, and the General Counsel attend regular compensation committee meetings but do not participate in discussions relating to the determination of their own compensation. The Chief Executive Officer makes salary, bonus and equity grant recommendations with respect to the named executive officers to the compensation committee. The Human Resources, Finance and Legal departments provide support to the compensation committee. However, each meeting concludes with an executive session during which only the compensation committee members are present.

The day-to-day design and administration of compensation plans and policies applicable to our employees in general are handled by the Human Resources, Finance, and Legal departments of the Company. The compensation committee remains responsible for overall administration and maintenance of our compensation plans and policies.
In February 2015, Towers Watson, an independent consultant on executive compensation (the “Towers compensation consultant”), provided the compensation committee with assistance in analyzing the Company’s compensation strategy, including generating data discussed under the sections entitled “Peer Group” and “Competitive Market Surveys” below. The Towers compensation consultant was directed by the compensation committee to identify trends in executive compensation, assist the compensation committee with the determination of pay programs, assess competitive pay levels and mix (e.g., proportion of annual base salary to incentive pay, proportion of annual incentives to long-term incentives, and benefits), and advise the compensation committee on establishing appropriate compensation levels for our named executive officers. In June 2015, the compensation committee engaged Frederic W. Cook & Co., Inc. as its independent consultant on executive compensation for the remainder of 2015 and for fiscal year 2016. Both Towers Watson and Frederic W. Cook & Co., Inc. were retained and directed by the compensation committee, and neither provided additional services to the Company or management during 2015.

Compensation Committee Interlocks and Insider Participation

The following directors of Chiron Holdings GP, Inc. served as members of our compensation committee during fiscal year 2015: William J. Gumina (Chairman), Timothy E. Guertin, Erik Levy and Jim Pittman. Following Mr. Pittman’s resignation from the Board of Directors in December 2015, Alexandre Décary was appointed to the compensation committee. During fiscal year 2015, no members of the compensation committee were officers or employees of the Company or any of its subsidiaries. During fiscal year 2015, none of our executive officers served on the Board of Directors or compensation committee of another entity, one or more of whose executive officers served as a member of our Board of Directors or compensation committee.

Peer Group
The compensation committee compares our compensation elements against a peer group of medical device and other companies with size and growth characteristics similar to the Company based upon data and recommendations from the Towers compensation consultant. The compensation committee annually evaluates the peer group and will make changes to the peer group from time to time, as it deems appropriate. Until July 2015, there were no changes to the 2014 peer group. The companies comprising our 2015 peer group were:

CareFusion Corporation	Hologic Inc.
C.R. Bard, Inc.	Hospira, Inc.
Dentsply International Inc.	IDEXX Laboratories, Inc.
Edwards Lifesciences Corporation	ResMed Inc.
Haemonetics Corp.	Teleflex Incorporated
Hanger, Inc.	Varian Medical Systems, Inc.
Hill-Rom Holdings, Inc.	Zimmer Holdings, Inc.

In July 2015, the compensation committee approved changes to the peer group, data for which was used to benchmark compensation decisions for the remainder of 2015 and will be used for benchmarking 2016 compensation decisions. Three companies from the original 2015 peer group were replaced; these changes brought the peer group more in line with the size and scope of the Company. The companies comprising our 2015 peer group as of July 2015 and our 2016 peer group are:

Catalent, Inc.	IDEXX Laboratories, Inc.
C.R. Bard, Inc.	ResMed Inc.
Dentsply International Inc.	Sirona Dental Systems Inc.
Edwards Lifesciences Corporation	Steris plc
Haemonetics Corp.	Teleflex Incorporated
Hill-Rom Holdings, Inc.	Varian Medical Systems, Inc.
Hologic Inc.	Zimmer Holdings, Inc.

Competitive Market Surveys

Typically, the compensation committee obtains compensation market analyses on an annual basis from our compensation consultant in order to understand the competitive positioning of our executive pay practices and to assist with the compensation committee’s determinations on the appropriate level and mix of executive compensation. The market analyses for 2015 included a review of proxy disclosure information from our competitive peer group and four survey sources that reflect the life sciences, medical products, and general industry segments, increased by 3% per year to estimate compensation levels as of February 1, 2015. All compensation survey information is derived from the Towers compensation consultant. All 2015 survey data was sized to best approximate our revenue of $1.7 billion, giving us results that are appropriate for our revenue size among our peer and industry group.

Elements of Compensation

We seek to reward named executive officers for measurable results in meeting and exceeding objectives and to reinforce a sense of ownership, entrepreneurial spirit and long-term shareholder value. Consistent with this philosophy, we use multiple components of executive compensation, with an emphasis on variable compensation and long-term incentives. The Company’s performance-based compensation elements are guided by the compensation committee’s long-term objectives of maintaining market competitiveness and retention value, while recognizing current performance. The Company’s target pay philosophy generally positions total compensation for its named executive officers between the 50th and 75th percentiles of the market. Actual compensation may fall outside that range based on a variety of factors, including individual performance, additional responsibilities and length of tenure in a particular position. Our long-term incentive grants are typically larger than annual ongoing grants when compared to the market because the Company’s general practice is to grant long-term incentive awards upon a new hire or promotion and not on an annual basis. The Company believes that all named executive officers are appropriately compensated based on their roles in the organization and against benchmark market data. The main elements of our compensation for named executive officers are annual base salary, annual incentive bonus, long-term incentives, and benefits, as discussed in more detail in the following paragraphs.

Named Executive Officer Base Salaries

Named executive officer annual base salary levels are set to be competitive, with reference to the market analyses obtained by the compensation committee. Annual base salary for each named executive officer is generally targeted to approximate the 50th percentile of the market for comparable positions based on the benchmark data, taking into account the competitive environment and the experience and accomplishments of a particular named executive officer. There may be situations where specialized knowledge, skills or accomplishments are recognized, in which case this goal can be exceeded. The annual base salary levels of our named executive officers also reflect a combination of other factors including the named executive officer’s position and responsibilities, experience, specific competencies, comparable salaries of our other named executive officers, our overall annual budget for merit increases and the named executive officer’s individual contributions to our performance. Annual base salary is an element of compensation used to determine the annual incentive bonus (as a percentage of salary) for the named executive officers. The weight given to each of these factors varies by the individual named executive officer as the compensation committee deems appropriate. Formal performance reviews of the Chief Executive Officer are completed by the Board of Directors, and the Chief Executive Officer completes reviews for all other named executive officers. Performance reviews are conducted annually to assess these factors, along with the market data obtained by the compensation committee. Based on the performance reviews, the compensation committee approves and adopts, or makes recommendations to the Board of Directors for, adjustments to annual base salaries for the named executive officers, which are typically made effective on or about April 1 of each year, to coincide with the Company’s regular payroll cycle. Assessment of each named executive officer’s individual performance includes consideration of the named executive officer’s contributions to Company financial performance and accomplishment of personal objectives, as well as judgment, creativity, effectiveness in leading and developing subordinates, execution capability, contributions to improvements in the quality of our products, services and operations, and consistency of behavior with our guiding principles.
Joseph F. Woody was hired as President of KCI’s former Active Healing Solutions business unit in November 2011 and was promoted to the position of President and Chief Executive Officer of KCI in January 2012. He assumed the role of interim Chief Executive Officer for LifeCell in April 2013 and was promoted to the role of President and Chief Executive Officer for the Acelity organization in September 2013. Mr. Woody’s annual base salary in 2012 was $625,000. Effective January 2013, the compensation committee authorized an increase in Mr. Woody’s annual base salary from $625,000 to $825,000, which placed him between the 25th and 50th percentile of the market, based on market analyses provided by the Towers compensation consultant. Effective April 2014, the compensation committee authorized an increase in annual base salary from $825,000 to $862,000 for Mr. Woody, which placed him at approximately the 50th percentile of the market based on the market data provided by the Towers compensation consultant. Effective April 2015, our compensation committee authorized an increase in annual base salary from $862,000 to $887,860 for Mr. Woody, which placed him at approximately the 50th percentile of the market based on the market data provided by the Towers compensation consultant.
In 2015, the annual base salaries for Messrs. Casey and Kayata and Ms. Piccinini each approximated the 50th percentile of the market data provided by the Towers compensation consultant, and the annual base salary for Mr. Agarwal approximated the 75th percentile of such market data to reflect the additional responsibilities and specialized knowledge required of his unique position. Effective April 2015, the compensation committee authorized an increase in annual base salary of 3.5% for Ms. Piccinini based on strong individual performance in 2014. Messrs. Casey, Agarwal and Kayata did not receive an increase in annual base salary in 2015 due to their 2014 start dates with the Company. All of these compensation levels were within an expected range of the targeted percentile of the market, and were established in light of individual roles, responsibility levels and relative experience in each role.
Cash Bonus Opportunities
Annual Incentive Bonus for Named Executive Officers

Our annual incentive bonus program is designed to focus the attention of each named executive officer on goals and activities that are critical to our success. The compensation committee sets the corporate financial performance targets and personal objectives for the Chief Executive Officer and for other named executive officers based on recommendations from the Chief Executive Officer and the Senior Vice President, Human Resources. These performance targets and objectives are designed to encourage strong annual financial results and to increase long-term shareholder value. The Annual Incentive Bonus Guidelines, or the AIB, are pre-established by the compensation committee each year and communicated to the Company’s named executive officers. However, pursuant to the terms of the AIB, the compensation committee retains the discretion to award some, all, or none of the bonuses described in the guidelines, depending on certain factors as further described below with respect to each of the named executive officers.

Target bonuses (as a percentage of base pay) for each named executive officer, when established, were generally targeted to approximate the 50th percentile of the market for comparable positions based on the benchmark data provided by our compensation consultant. This targeting is designed to create a “pay-at-risk” annual compensation profile. Based on this market analysis, the target total cash compensation, comprised of target bonus combined with the annual base salary, for Messrs. Woody, Casey, Agarwal, and Kayata and Ms. Piccinini for 2015 was approximately in the 50th, 50th, 75th, 50th, and 50th percentile, respectively. The amount of the bonus actually paid was not determined with reference to the market data but rather with regard to the realization of the Company objectives and personal objectives described below.
The 2015 AIB for our named executive officers was designed to reward participants for their contributions to the Company’s achievement of established strategic and financial goals through assignment to a set of specific financial metrics defined as the One Acelity Performance Metric, which is based on Company revenue, EBITDA and adjusted free cash flow. Metric scores are based on actual achievement as measured against the established financial performance targets, or Financial Metric Attainment. The compensation committee retains discretion under the AIB to adjust actual results by removing the impact of foreign currency exchange rate fluctuations and unusual items in the calculation of the metric scores. The 2015 AIB does not provide for bonuses if we fail to attain established minimums of performance versus target for certain performance targets as established under the guidelines and approved by the compensation committee. Those thresholds are between 90% and 95% of target depending on the particular performance metric. In addition, the financial metric pool funding above 200% is at the discretion of the compensation committee. No named executive officer is entitled to the full portion of his or her 2015 AIB until such named executive officer’s award is approved by our compensation committee, which occurred in February 2016. Payments under the 2015 AIB are expected to be made in March 2016.
A summary of the performance measures constituting the One Acelity Metric target financial metrics for the full performance year under the 2015 AIB is as follows ($ in thousands):

	Once Acelity Performance Metric
Performance Measure	Target	Weighting
Acelity revenue	$1,916,600	45%
Acelity EBITDA	$710,700	40%
Acelity adjusted free cash flow	$503,000	15%

A further assessment of each named executive officer’s individual performance (taking into account performance against personal objectives and other factors) is made and used as a multiple ranging from 0% to 150%, or the Individual Performance Multiplier, and is applied to calculate the final bonus payout for each named executive officer. The personal objectives for each named executive officer are subject to review by the Senior Vice President, Human Resources and the President and Chief Executive Officer, with final approval by the compensation committee, with a view towards primarily objective, metrically driven goals. The personal objectives for the Senior Vice President, Human Resources and for the President and Chief Executive Officer are subject to review and final approval by the compensation committee. However, some personal objectives by nature have a subjective component. As such, in selected instances, the compensation committee may exercise its discretion with respect to whether such subjective goals have been achieved and may adjust bonus calculations which may yield higher or lower bonus amounts than would result from a purely formulaic approach. In certain instances, the compensation committee may also determine to award no bonus, such as in the case of termination of employment of a named executive officer. In establishing corporate and personal objectives under the AIB, the compensation committee sets goals at levels it believes are significant but achievable with rigorous personal commitment. A named executive officer’s actual bonus is the product of his or her target bonus, the applicable Financial Metric Attainment and the Individual Performance Multiplier.
The table below summarizes the decisions of the compensation committee with regard to the annual performance bonuses for each named executive officer eligible to receive an annual incentive bonus for fiscal year 2015 pursuant to the 2015 AIB.

Name	Base Salary Rate ($)(1)	Target Bonus (%)	Target Bonus ($)	Financial Metric Attainment (%)	Individual Performance Multiplier (%)	Actual Bonus (%)	Actual Bonus ($)
Joseph F. Woody	887,860	110%	976,646	106.5%	140%	164.0%	1,456,179
Thomas W. Casey	600,000	80%	480,000	106.5%	130%	110.8%	664,560
Gaurav Agarwal	600,000	80%	480,000	106.5%	120%	102.2%	613,440
Laura Piccinini(2)	333,167	70%	233,217	106.5%	130%	96.9%	322,888
Gregory Kayata	350,000	60%	210,000	106.5%	110%	70.3%	246,015

(1)	Represents annual base salary rates as of April 1, 2015.

(2)	Ms. Piccinini’s annual base salary is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11 U.S. dollars per Euro
In calculating the Individual Performance Multiplier for each named executive officer under the 2015 AIB, the compensation committee considered the overall contribution of each named executive officer to the financial metrics together with each named executive officer’s accomplishment of his or her key personal objectives established for the 2015 fiscal year.
Mr. Woody’s individual performance was determined by the compensation committee in accordance with its annual Chief Executive Officer evaluation procedure, which included his own self-evaluation and an evaluation by each non-employee director of his overall performance and his contribution to the Company’s performance under the One Acelity Performance Metric described above. The compensation committee based Mr. Woody’s Individual Performance Multiplier on his performance and accomplishments in 2015, including the achievement of certain financial targets for the Company and execution on strategic objectives. As a result of this evaluation, the compensation committee assigned Mr. Woody the Individual Performance Multiplier of 140% set forth in the above table.
Mr. Casey’s individual performance was determined based on his contribution to the Company’s One Acelity Performance Metric described above, together with his accomplishment of personal objectives for 2015, including:

•	managing financial operations to achieve the Company’s financial performance targets;

•	establishing data management and financial analytics process improvements to assist the commercial organization in monitoring and managing performance; and

•	developing key organizational functions to support strategic initiatives.
The compensation committee determined that Mr. Casey met or exceeded each of his objectives in assigning him the Individual Performance Multiplier of 130% set forth in the table above.

Mr. Agarwal’s individual performance was determined based on his contribution to the Company’s One Acelity Performance Metric described above, together with his accomplishment of personal objectives for 2015, including:

•	achieving specified financial performance targets for the Company;

•	establishing and developing an innovation platform to meet specified financial performance targets; and

•	identifying and pursuing strategic initiatives for the Company.
The compensation committee determined that Mr. Agarwal met or exceeded each of his objectives in assigning him the Individual Performance Multiplier of 120% set forth in the table above.
Ms. Piccinini’s individual performance was determined based on her contribution to the Company’s One Acelity Performance Metric as described above, together with her accomplishment of personal objectives for 2015, including:

•	achieving specified financial targets for the Company’s business in Developed Markets;

•	achieving specified targets for new products in Developed Markets; and

•	establishing and developing an organizational structure and functions to support strategic initiatives in Developed Markets.
The compensation committee determined that Ms. Piccinini met or exceeded each of her objectives in assigning her the Individual Performance Multiplier of 130% set forth in the table above.
Mr. Kayata’s individual performance was determined based on his contribution to the Company’s One Acelity Performance Metric described above, together with his accomplishment of personal objectives for 2015, including:

•	recruiting and filling key positions for the Company’s senior management team;

•	establishing and implementing a talent management framework for the Company; and

•	supporting cross functional integration efforts for the organization and acquired businesses.
The compensation committee determined that Mr. Kayata met or exceeded each of his objectives in assigning him the Individual Performance Multiplier of 110% set forth in the table above.
Signing Bonuses
From time to time, our compensation committee may award signing bonuses in connection with the commencement of a named executive officer’s employment with us. Signing bonuses are used only when necessary to attract highly skilled officers to the Company. Generally, they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. Messrs. Agarwal and Kayata received signing bonuses of $400,000 and $425,000, respectively, in 2015.
Discretionary Bonuses
From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the AIB in recognition of extraordinary performance. In April 2015, the Company paid a discretionary bonus of $42,134 to Ms. Piccinini for her individual performance for the first quarter of 2015. Ms. Piccinini’s discretionary bonus is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11 U.S. dollars per Euro.
In July 2015, the compensation committee approved a pool of up to $3 million for transaction bonuses to be granted in connection with the successful completion of certain covered transactions entered into (or consummated) prior to June 30, 2016. Participation in the transaction bonus pool and the amounts of the transaction bonuses are subject to the discretion of the compensation committee, and upon consummation of a covered transaction, our named executive officers will be eligible to receive such transaction bonuses, in amounts to be determined in the discretion of the compensation committee.

Executive Long-Term Incentives

Long-Term Incentives Summary Tables

Our long-term incentive, or LTI, equity grant practices result in a significant portion of each named executive officer’s compensation being contingent on positive Company performance. The following table illustrates the extent to which, over the last three fiscal years of the Company, named executive officer compensation has been comprised of such performance-based compensation.
In 2013, 2014 and 2015, our long-term incentive awards to named executive officers were structured as described in the table below. Please refer to the “2015 Summary Compensation Table” for detailed information regarding individual awards to the named executive officers in the applicable years.

LTI Award Element	Percentage of Shares Subject to Award(%)	Vesting Schedule
Time-based Profits Interest Units	50%
Generally, 25% vest on the first anniversary of grant; the remainder vest over the next 36 months on a quarterly basis. Notwithstanding the foregoing, time-based profits interest units become fully vested on an accelerated basis upon a change of control, as such term is defined in the Equity Incentive Plan.(1)

Performance-based Profits Interest Units	50%
Vesting, if any, determined based on the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing certain levels of multiple of invested capital, or MOIC, and (ii) the occurrence of a change of control, an initial public offering, or a qualified leverage recapitalization, as such terms are defined in the Equity Incentive Plan.

(1)	Please refer to the “Outstanding Equity Awards at 2015 Fiscal Year-End” table for additional information regarding the vesting schedule of time-based profits interest units

Long-Term Incentive Program Design

In November 2011, the Board of Directors approved the Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan; in May 2013, the Board of Directors approved the Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan; in July 2015, the Board of Directors approved the Second Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan; and in February 2016, the Board of Directors approved the Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan, or as so amended and restated, the Equity Incentive Plan. Named executive officers are eligible to participate in the Equity Incentive Plan, pursuant to which recipients of profits interest units are eligible to share in the value realized by the Company’s private owners. Generally, 50% of the profits interest unit awards (the “time-based profits interest units”) vest based on the passage of time (but with accelerated vesting upon a change of control, as such term is defined in the Equity Incentive Plan), and 50% of the profits interest unit awards (the “performance-based profits interest units”) vest upon the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing certain levels of MOIC, and (ii) the occurrence of a change of control, an initial public offering or a qualifying leveraged recapitalization, as such terms are defined in the Equity Incentive Plan. See “-Potential Payments Upon Termination or Change in Control-Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan” below for more information regarding the Equity Incentive Plan and awards thereunder.
The compensation committee exercises judgment in determining the levels of profits interest unit awards, considering the competitiveness of the awards, relative job responsibilities, a named executive officer’s target cash and total compensation levels and an assessment of each named executive officer’s performance and potential, as well as retention considerations.

Long-Term Incentive Awards Description

Since 2011, long-term incentive compensation grants have been comprised of profits interest units. Generally, the time-based profits interest units vest one-fourth on the first anniversary of the date of grant and equally on each quarterly anniversary thereafter (but with accelerated vesting upon a change of control, as such term is defined in the Equity Incentive Plan). The performance-based profits interest units vest one-third each upon the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing 1.5 MOIC, 2.0 MOIC, and 2.5 MOIC, as applicable (with proportionate vesting to the extent the actual MOIC falls between 1.5 and 2.5), and (ii) the occurrence of a change of control, an initial public offering or a qualifying leveraged recapitalization, as such terms are defined in the Equity Incentive Plan. Each profits interest unit will be entitled to share in distributions to the extent that the aggregate distributions received in respect of an equity unit exceeds the value of such equity unit as of the date of the applicable profits interest unit grant. Chiron Holdings GP, Inc. has the sole discretion to determine the timing of distributions and the aggregate amount available for distributions. Distributions to be made in respect of any unvested profits interest unit awards shall be deferred until the date, if any, on which such awards become vested, at which point the distributions will be made. Please refer to “Potential Payments Upon Termination or Change in Control” below for more information regarding the Equity Incentive Plan and awards thereunder.
Messrs. Casey and Kayata each received long-term incentive grants of 2,000,000 and 666,667 profits interest units, respectively, in February 2015. Ms. Piccinini received 250,000 profits interest units in February 2015 in connection with her promotion to the President of Developed Markets role. Mr. Agarwal received 1,430,000 and 570,000 profits interest units in February 2015 and May 2015, respectively. In July 2015, Mr. Woody received 1,389,722 profits interest units, Mr. Casey received 775,161 profits interest units, Mr. Agarwal received 214,133 profits interest units, Ms. Piccinini received 798,715 profits interest units, and Mr. Kayata received 85,653 profits interest units, each in connection with the compensation committee’s evaluation of the long-term incentive program and additional retention considerations for key executives.

Other Benefits and Perquisites

We provide the named executive officers with health and welfare benefits that are available to all of our employees. International plans may vary, but employees and named executive officers generally participate in health and welfare programs designed to attract and retain employees in a competitive marketplace while providing protection against any hardships otherwise arising from an illness, disability or death. We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of our named executive officers, and strive to ensure that any other perquisites are limited in nature and value.
Along these lines, we also make available to our named executive officers a limited amount of benefits and perquisites that the compensation committee believes are reasonable and consistent with the overall executive compensation program. These executive benefits and perquisites are intended to serve as part of a competitive total compensation program and to enhance the named executive officer’s ability to efficiently perform his or her responsibilities and minimize distractions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. The named executive officers are provided with reimbursement for financial planning and tax services. This amount is only available as a reimbursement, not as a guaranteed amount, and was limited in 2015 to an expenditure of $10,000 for our Chief Executive Officer and up to $5,000 for the other named executive officers. At our discretion, we may also provide certain executives with other benefits, such as relocation benefits and housing allowances. We also provide named executive officers with an annual executive physical exam, which was limited in 2015 to an expenditure of up to $3,000 for each of our named executive officers, and life insurance benefits. The attributed costs of these personal benefits are included in the “All Other Compensation” column of the “2015 Summary Compensation Table” below.

Retirement Plans
We sponsor the Acelity 401(k) Plan, or the 401(k) Plan, a contributory retirement plan that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Code. Substantially all of the salaried employees in the United States, including our named executive officers (other than Ms. Piccinini), are eligible to participate in the 401(k) Plan. The 401(k) Plan is a qualified automatic contributions arrangement, which automatically enrolls employees, once eligible, unless they opt out. Participants may contribute up to 25% of their eligible compensation, subject to annual limits imposed by the Code. At our discretion, we may make matching contributions equal to 100% of each participant’s contributions up to 6% of such participant’s eligible compensation (up to a maximum of $8,000 for individuals who meet certain statutory limits imposed by the Code), which are fully vested immediately. In addition, we may make non-elective contributions under the 401(k) Plan, subject to statutory limits imposed by the Code.
We provide Ms. Piccinini with statutory retirement plans as stipulated by Italian National Social Security requirements and the Italian National Collective Bargaining Agreement, applied to executives of commercial companies. The Company makes monthly social security contributions equal to 23.8% of Ms. Piccinini’s gross monthly salary as well as an annual contribution to the “Mario Negri” executive fund, the amount of which is determined by the fund. For 2015, the Mario Negri contribution amount was $9,138. The Mario Negri contribution amount is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11 U.S. dollars per Euro.

Termination Payments

We entered into severance arrangements with our named executive officers (by entering into employment and/or retention agreements) based on market practice as identified by our compensation consultant, which recognizes that senior executives are often unwilling to join and/or remain at a company without the assurance that they will be provided with a customary severance package if their employment is terminated by the Company other than for cause. The severance arrangements are designed with a view toward ensuring our named executive officers’ employment and preventing the distraction and loss of key employees which might otherwise occur in connection with rumored or actual fundamental corporate changes, and to promote retention despite the uncertainties of a contemplated or pending transaction. The compensation committee determined which particular events would trigger payment based on current market practice. These agreements have been structured with the terms and payout levels described below based on benchmark data provided by our compensation consultant.

Please refer to “Potential Payments Upon Termination or Change in Control” below for more information regarding potential payments upon termination.

Effect of Change in Control on Executive Compensation

Pursuant to the award agreements for profits interest unit awards issued under the Equity Incentive Plan and subject to continued employment through the date of the change of control, as such term is defined in the Equity Incentive Plan (or, solely with respect to time vesting profits interest units, if a change of control, as such term is defined in the Equity Incentive Plan, occurs within 105 days of a termination without cause or a resignation for good reason (each as defined in the Equity Incentive Plan)), all time-based profits interest units not previously forfeited or vested will vest upon the consummation of a change of control, as such term is defined in the Equity Incentive Plan, and all performance-based profits interest units will vest as and when the applicable performance-based conditions are satisfied. In the event of specified change of control transactions in which a portion of the consideration receivable by our Sponsors is subject to an escrow or certain restrictions, the performance-based profits interest units of participants who (i) do not receive a comparable offer of employment from the successor in such change of control transaction or (ii) receive such comparable offer and continue employment for a specified period of time (or whose employment is earlier terminated other than for cause or due to resignation due to the failure of such successor to honor the comparable offer terms) remain outstanding and eligible to vest until the later of (x) the date of the final payment of the portion of the consideration receivable by the Sponsors that is subject to an escrow and (y) the expiration of the restrictions to which the applicable portion of the consideration receivable by the Sponsors is subject, as applicable, and any unvested portion of such participants’ performance-based profits interest units which thereafter remain unvested is forfeited.
None of the Company’s named executive officers are entitled to any tax gross-ups for any excise tax under Sections 280G and 4999 of the Code.
See “-Potential Payments Upon Termination or Change in Control” below for more information regarding the effects of a change in control on executive compensation.

Management Stock Ownership Guidelines

We do not have a formal policy requiring stock ownership by management.

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

This report is respectfully submitted by the compensation committee of the Board

William J. Gumina, Chairman
Timothy E. Guertin
Erik Levy
Alexandre Décary

2015 Summary Compensation Table

The following table sets forth the total compensation earned for services rendered during fiscal year 2015 for our named executive officers, including: (1) the individuals serving as our chief executive officer and chief financial officers during fiscal year 2015 and (2) the three other most highly compensated executive officers during fiscal year 2015. In accordance with SEC rules, 2014 compensation is not presented for Messrs. Agarwal and Kayata because they were not named executive officers in that year, and 2013 compensation is not presented for Ms. Piccinini for that same reason. The “2015 Summary Compensation Table,” “Grants of Plan-Based Awards in 2015,” and “Outstanding Equity Awards at 2015 Fiscal Year-End” tables should be viewed together for a more complete representation of both the annual and long-term incentive compensation elements of our program.

Name and Principal Position(1)	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(4) ($)	Non-Equity Incentive Plan Compensation(5) ($)	All Other Compensation(6) ($)	Total ($)
Joseph F. Woody President and Chief Executive Officer	2015	882,121	—	938,062	—	1,456,179	148,575	3,424,937
	2014	857,059	—	922,551	—	217,138	289,847	2,286,595
	2013	831,346	—	604,626	—	772,497	82,052	2,290,521
Thomas W. Casey, Executive Vice President, Chief Financial Officer	2015	600,000	—	1,913,234	—	664,560	11,642	3,189,436
	2014	87,692	100,000	—	—	—	6,569	194,261
Gaurav Agarwal, Group President, Businesses and Innovation	2015	600,000	400,000	1,534,540	—	613,440	113,643	3,261,623
Laura Piccinini, President Developed Markets(7)	2015	330,388	142,134	712,883	—	322,888	140,155	1,648,448
	2014	349,227	133,000	202,500	—	80,799	154,212	919,738
Gregory Kayata, Senior Vice President, Human Resources	2015	350,000	425,000	521,149	—	246,015	131,600	1,673,764

(1)
The material terms of each named executive officer’s employment agreement or arrangement is described below, under the heading “Named Executive Officer Employment Agreements and Transition Arrangements.” We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of the named executive officers and thus the applicable column was intentionally omitted from the table above.

(2)
The column “Salary” indicates the amount of annual base salary earned by the named executive officer during the fiscal year, inclusive of amounts deferred under the Company’s tax-qualified retirement plan. Since increases in annual base salaries have historically occurred on or about April 1 of each year, the annual base salaries presented in this column reflect approximately three months at one annual base salary rate and approximately nine months at an increased annual base salary rate, except in the cases of promotions or job changes where the annual base salaries are prorated. See the last paragraph of the section entitled “-Executive Annual Base Salaries” for a description of these annual base salary increases.

(3)
In 2014, Mr. Casey received a signing bonus of $100,000 and Ms. Piccinini received a signing bonus of $66,500 and a special bonus of $66,500. In March 2015, pursuant to a stay bonus agreement executed in March 2014, Ms. Piccinini received a retention bonus of $75,000 and an additional corporate success bonus of $25,000. In April 2015, the Company also paid a discretionary bonus of $42,134 to Ms. Piccinini for her individual performance for the first quarter of 2015. Messrs. Agarwal and Kayata received signing bonuses of $400,000 and $425,000, respectively, in 2015.

(4)
The column “Stock Awards” indicates the aggregate grant date fair value of profits interest unit awards in the year they were granted, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or FASB ASC Topic 718. For a discussion of valuation assumptions, please see Note 10 of the notes to the consolidated financial statements for the year ended December 31, 2015. Achievement of the performance conditions for the performance-based profits interest units was not deemed probable on the date of grant, and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the performance-based profits interest units granted in 2015 assuming achievement of the performance conditions was as follows: Mr. Woody $875,525; Mr. Casey $1,718,351; Mr. Agarwal $1,364,904; Ms. Piccinini $656,940; and Mr. Kayata $463,962. The fair value at the grant date of the performance-based profits interest units granted in 2014 assuming achievement of the performance conditions was as follows: Mr. Woody $808,656 and Ms. Piccinini $177,500. The fair value at the grant date of the performance-based profits interest units granted in 2013 assuming achievement of the performance conditions was as follows: Mr. Woody $520,504. Please also refer to the “Grants of Plan-Based Awards in 2015” table below for additional information regarding equity awards granted in 2015.

(5)
In the column “Non-Equity Incentive Plan Compensation,” we disclose the dollar value of all earnings for services performed during the fiscal year pursuant to awards under non-equity incentive plans, including our AIB, as further described in the section entitled “Annual Incentive Bonus for Named Executive Officers.” Whether an award is included with respect to any particular fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, our AIB awards are annual awards and the payments under those awards are made based upon the achievement of financial results and personal objectives measured as of December 31 of each fiscal year; accordingly, the amount we report for AIB corresponds to the fiscal year for which the award was earned even though such payment was made after the end of such fiscal year. The AIB for the 2015 fiscal year are expected to be paid in the first quarter of 2016. The 2015 AIB payment calculations were based on the annual base salaries in effect as of April 1, 2015.

(6)	In the column “All Other Compensation,” we disclose for 2015:

•	our contributions to the Company’s retirement plans, including $8,000 each for Messrs. Woody, Agarwal, and Kayata, $5,538 for Mr. Casey and retirement contributions of $9,138 for Ms. Piccinini;

•	$80,411 in relocation benefits, including costs of travel, shipping goods and temporary housing, paid by the Company to or on behalf of Mr. Woody;

•	$92,983 in relocation benefits, including costs of travel, shipping goods and temporary housing, paid by the Company to or on behalf of Mr. Agarwal;

•	$99,900 in housing allowances, $16,195 in automobile lease fees and $9,451 in additional compensation for extended duties paid by the Company to or on behalf of Ms. Piccinini;

•	$92,544 in relocation benefits, including costs of travel, shipping goods and temporary housing, paid by the Company to or on behalf of Mr. Kayata;

•	$58,110 as a tax gross up for relocation benefits paid by the Company to or on behalf of Mr. Woody;

•	$11,556 as a tax gross up for relocation benefits paid by the Company to or on behalf of Mr. Agarwal; and

•	$29,952 as a tax gross up for relocation benefits paid by the Company to or on behalf of Mr. Kayata.

(7)
Ms. Piccinini’s non-U.S. dollar denominated compensation for 2015 is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11 U.S. dollar per Euro. Ms. Piccinini’s non-U.S. dollar denominated compensation for 2014 is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2014 of 1.33 U.S. dollar per Euro.

In accordance with SEC regulations, we report use of corporate resources by our named executive officers as a perquisite or other personal benefit unless it is “integrally and directly related” to the performance of the named executive officer’s duties. SEC rules require us to report this and other perquisites at our aggregate incremental cost. The amounts shown include the value of perquisites and other personal benefits to a named executive officer only if the aggregate value exceeded $10,000. Where we do report perquisites and other personal benefits for a named executive officer, we quantify each perquisite or personal benefit only if it exceeds the greater of $25,000 or 10% of the total amount of perquisites and personal benefits.

Grants of Plan-Based Awards in 2015

The following table provides information concerning awards in 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Stock Unit Awards(2)			All Other Stock Awards Number of Shares of Stock or Units(4) (#)	Grant Date Fair Value of Stock and Option Awards(5) ($)
Name	Grant Date	Threshold(3) ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Joseph F. Woody(6)	7/22/2015	—	976,646	2,929,938	231,620	694,861	694,861	694,861	938,062
Thomas W. Casey(7)	2/24/2015	—	480,000	1,440,000	333,333	1,000,000	1,000,000	1,000,000	1,390,000
	7/22/2015	—	—	—	129,194	387,581	387,581	387,581	523,234
Gaurav Agarwal(8)	2/24/2015	—	480,000	1,440,000	238,333	715,000	715,000	715,000	993,850
	5/4/2015	—	—	—	95,000	285,000	285,000	285,000	396,150
	7/22/2015	—	—	—	35,689	107,067	107,067	107,067	144,540
Laura Piccinini(9)	2/24/2015	—	233,217	699,650	41,667	125,000	125,000	125,000	173,750
	7/22/2015	—	—	—	133,119	399,358	399,358	399,358	539,133
Gregory Kayata(10)	2/24/2015	—	210,000	630,000	111,111	333,334	333,334	333,334	463,334
	7/22/2015	—	—	—	14,276	42,827	42,827	42,827	57,816

(1)
These columns report the range of potential amounts pursuant to awards under non-equity incentive plans, including our AIB. 2015 AIB amounts are reported in the “2015 Summary Compensation Table” under “Non-Equity Incentive Plan Compensation.” The AIB for the 2015 fiscal year are expected to be paid in the first quarter of 2016.

(2)
As described in more detail under the heading “Executive Long-Term Incentives” above, the profits interest unit awards granted pursuant to the Equity Incentive Plan are divided into two tranches for vesting purposes: 50% of the profits interest unit awards are time-based and 50% of the profits interest unit awards are performance-based. The performance-based profits interest units are reported as an equity incentive plan award in this column. The time-based profits interest units are reported under the “All Other Stock Awards” column. The threshold amount assumes that only one-third of the performance-based profits interest units vest.

(3)	The 2015 AIB does not provide for a threshold payout; therefore, this column is left blank intentionally.

(4)
Reflects time-based profits interest unit awards granted in 2015 pursuant to the Equity Incentive Plan. Please refer to the “Outstanding Equity Awards at 2015 Fiscal Year-End” table below for additional information regarding the vesting schedule of time-based profits interest units.

(5)
Represents the grant date fair value of the profits interest units, calculated in accordance with FASB ASC Topic 718 and utilizing the assumptions in Note 10 of the notes to the consolidated financial statements for the year ended December 31, 2015. The value at the grant date for the performance-based profits interest units is based upon the probable outcome of the performance conditions. See footnote 4 to the “2015 Summary Compensation Table.”

(6)	Mr. Woody was eligible to receive a 2015 AIB based on a target bonus of 110% of his 2015 annual base salary.

(7)	Mr. Casey was eligible to receive a 2015 AIB based on a target bonus of 80% of his 2015 annual base salary.

(8)	Mr. Agarwal was eligible to receive a 2015 AIB based on a target bonus of 80% of his 2015 annual base salary.

(9)
Ms. Piccinini was eligible to receive a 2015 AIB based on a target bonus of 70% of her 2015 annual base salary. Ms. Piccinini’s non-U.S. dollar denominated compensation is reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11U.S. dollars per Euro.

(10)	Mr. Kayata was eligible to receive a 2015 AIB based on a target bonus of 60% of his 2015 annual base salary.

Named Executive Officer Employment Agreements and Transition Arrangements
Upon hiring each of the named executive officers, the Company and the named executive officer executed an offer letter or employment agreement, as applicable, outlining the terms of employment for such named executive officer. Each of these letters or agreements sets forth standard terms summarizing annual base salary, bonus and benefits. These offer letters and employment agreements are described below.
Joseph F. Woody. In November 2011, Mr. Woody executed an employment agreement with KCI providing for his at-will employment as the President of Active Healing Solutions business unit of KCI, with a four-year term (which term is automatically extended for one-year periods thereafter unless either party provides notice of non-extension). Pursuant to his employment agreement, Mr. Woody’s annual base salary in 2012 was $625,000, subject to annual review and increase. For 2011, Mr. Woody received a one-time signing bonus of $804,000 and $58,219 as a prorated portion of his annual performance-based bonus, which is a target of 100% of his annual base salary. He was also eligible for an allowance for housing in San Antonio, Texas and for travel to and from Boston, not to exceed $13,000 per month, or the Housing/Travel Allowance. Mr. Woody was also eligible for certain relocation benefits, or the Relocation Benefits, including real estate closing costs and moving services costs, and a $32,000 one-time relocation allowance, all of which are to be grossed up for tax purposes. His annual base salary changed from $625,000 to $825,000 effective January 2013 based on competitive position and strong individual performance. Under a Profits Interest Unit Award Agreement entered into in November 2011, Mr. Woody was also granted 2,288,495.714 profits interest units pursuant to the Equity Incentive Plan. In July 2012, he was granted an additional 28,170.953 profits interest units relating to his November 2011 grant. In May 2013, he was granted 525,762 profits interest units in connection with his assumption of the additional responsibilities of the interim Chief Executive Officer role for LifeCell in April 2013. In February 2014, he was granted 1,138,952 profits interest units in connection with his promotion to President and Chief Executive Officer of the Acelity organization in September 2013.
In October 2014, Mr. Woody executed an amended and restated employment agreement, or the Woody A&R Employment Agreement. Pursuant to the terms of the Woody A&R Employment Agreement, his employment term is extended to November 2018 (which term is automatically extended for one-year periods thereafter unless either party provides notice of non-extension), his annual base salary is $862,000, subject to annual review and increase, and his target bonus percentage is 110% of annual base salary. Effective April 2015, Mr. Woody’s annual base salary was $887,860. Mr. Woody’s target bonus for 2015 was 110% of his annual base salary. The Woody A&R Employment Agreement also provides for the Relocation Benefits. In 2014, when Mr. Woody moved his permanent residence to Texas, the Housing/Travel Allowance ceased and he received Relocation Benefits in an amount equal to $278,467, which included real estate closing costs and moving services costs, all of which were grossed up in an amount equal to $116,817. For 2015, Mr. Woody is eligible to receive relocation benefits in an amount equal to $138,521, which include moving expenses and an aggregate tax gross up of $58,110. Mr. Woody is also eligible for severance benefits, subject to his execution of a release of claims and compliance with certain restrictive covenants, pursuant to the terms of the Woody A&R Employment Agreement, in the event his employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control” below. In July 2015, he was granted 1,389,722 profits interest units.
Thomas W. Casey. In November 2014, Mr. Casey received a written offer letter from KCI USA, Inc. providing for his at-will employment as Executive Vice President, Chief Financial Officer of the Company, with no fixed term of employment. Pursuant to his offer letter, Mr. Casey’s annual base salary in 2014 was $600,000. Due to his start date with the Company, he was not eligible to receive an annual performance-based bonus pursuant to the AIB for 2014. Mr. Casey’s target bonus for 2015 was 80% of his annual base salary. For 2014, Mr. Casey also received a one-time signing bonus of $100,000, which was paid 30 days from his employment date. For 2015, Mr. Casey was eligible for perquisites consisting of up to $5,000 per year for financial planning and tax services and up to $3,000 per year for a physical exam. Mr. Casey is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with KCI, as discussed in “Potential Payments Upon Termination or Change in Control” below. Mr. Casey’s offer letter also provided for the grant of 2,000,000 profits interest units pursuant to the Equity Incentive Plan upon approval by the compensation committee, which grant was made in February 2015. The offer letter also contemplates the execution of a retention agreement with Mr. Casey as further described in “Potential Payments Upon Termination or Change in Control” below. In July 2015, he was granted an additional 775,161 profits interest units.
Gaurav Agarwal. In November 2014, Mr. Agarwal received a written offer letter from KCI USA, Inc. providing for his at-will employment as Group President, Businesses and Innovation of the Company, with no fixed term of employment. Pursuant to his offer letter, Mr. Agarwal’s annual base salary in 2015 was $600,000. Due to his start date with the Company, he was not eligible to receive an annual performance-based bonus pursuant to the AIB for 2014. Mr. Agarwal’s target bonus for 2015 was 80% of his annual base salary. For 2015, Mr. Agarwal also received a one-time signing bonus of $400,000, which was paid 30 days from his employment date, and was eligible for perquisites consisting of up to $5,000 per year for financial planning and tax services and up to $3,000 per year for a physical exam. In 2015, Mr. Agarwal received relocation benefits in an amount equal to $104,539, which included real estate closing costs, moving services costs and a tax gross up of $11,556. Mr. Agarwal is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with KCI, as discussed in “Potential Payments Upon Termination or Change in Control” below. Mr. Agarwal’s offer letter also provided for a grant of 2,000,000 profits interest units pursuant to the Equity Incentive Plan upon approval by the compensation committee, which grant was made in an amount of 1,430,000 profits interest units in February 2015 and 570,000 profits interest units in May 2015. The offer letter also contemplates the execution of a retention agreement with Mr. Agarwal as further described in “Potential Payments Upon Termination or Change in Control” below. In July 2015, he was granted 214,133 profits interest units.

Laura Piccinini. In 2013, Ms. Piccinini executed a written employment agreement with KCI Medical S.r.l. providing for her employment as Vice President, Core Markets commencing in February 2014, with no fixed term of employment. Pursuant to her employment agreement, Ms. Piccinini’s annual base salary in February 2014 was $372,400, and she was also eligible to receive an annual performance-based bonus pursuant to the AIB with a target bonus for 2014 of 35% of her annual base salary, prorated based on her February 2014 commencement date. Ms. Piccinini also received a grant of 250,000 profits interest units pursuant to the Equity Incentive Plan in February 2014, a signing bonus of $66,500, which was paid within 30 days from her employment date, a special bonus of $66,500 and perquisites consisting of a monthly housing allowance and use of a company car totaling $9,975 in the aggregate. In March 2014, Ms. Piccinini was promoted to Vice President, Europe, Australia and New Zealand. In connection with her March 2014 promotion, Ms. Piccinini’s annual base salary was increased to $385,700 and her target bonus was increased to 50% of her annual base salary. In October 2014, Ms. Piccinini executed an amendment letter to her employment agreement in connection with her promotion to President of Developed Markets. Pursuant to her October 2014 amendment letter, effective as of September 2014, Ms. Piccinini’s target bonus was increased to 70% of her annual base salary. Effective April 2015, Ms. Piccinini’s annual base salary was $333,167. Ms. Piccinini’s target bonus for 2015 was 70% of her annual base salary. Pursuant to a stay bonus agreement executed in March 2014, in March 2015, Ms. Piccinini received a retention bonus of $75,000 and an additional corporate success bonus of $25,000. Ms. Piccinini’s retention and corporate success bonuses were both denominated in U.S. dollars. In April 2015, the Company paid a discretionary bonus of $42,134 to Ms. Piccinini for her individual performance for the first quarter of 2015. Ms. Piccinini is entitled to receive notice, or payment in lieu thereof, and a severance payment pursuant to applicable Italian labor law, in the event her employment is terminated upon the occurrence of certain events as discussed in “Potential Payments Upon Termination or Change in Control” below. In February 2015, she was granted 250,000 profits interest units, and in July 2015, she was granted 798,715 profits interest units. Ms. Piccinini’s compensation is reflected in U.S. dollars using an average conversion rate of 1.11 U.S. dollar per Euro for the fiscal year ended December 31, 2015, and 1.33 U.S. dollar per Euro for the fiscal year ended December 31, 2014.
Gregory Kayata. In October 2014, Mr. Kayata received a written offer letter from KCI USA, Inc. providing for his at-will employment as Senior Vice President, Human Resources of the Company, with no fixed term of employment. Pursuant to his offer letter, Mr. Kayata’s annual base salary in 2014 was $350,000. Due to his start date with the Company, he was not eligible to receive an annual performance-based bonus pursuant to the AIB for 2014. Mr. Kayata’s target bonus for 2015 was 60% of his annual base salary. For 2014, Mr. Kayata also received a one-time signing bonus of $850,000, $425,000 of which was paid 30 days from his employment date and the remaining $425,000 of which was paid in February 2015. For 2015, Mr. Kayata was eligible for perquisites consisting of up to $5,000 per year for financial planning and tax services and up to $3,000 per year for a physical exam. In 2015, Mr. Kayata received relocation benefits in an amount equal to $122,496, which included a temporary housing allowance, moving expenses, a lump sum relocation allowance, and a tax gross up of $29,952. Mr. Kayata is also eligible for severance benefits and may be subject to certain restrictive covenants in the event his employment is terminated upon the occurrence of certain events, pursuant to a separate retention agreement he has entered into with KCI, as discussed in “Potential Payments Upon Termination or Change in Control” below. Mr. Kayata’s offer letter also provided for the grant of 666,667 profits interest units pursuant to the Equity Incentive Plan upon approval by the compensation committee, which grant was made in February 2015. The offer letter also contemplates the execution of a retention agreement with Mr. Kayata as further described in “Potential Payments Upon Termination or Change in Control” below. In July 2015, he was granted 85,653 profits interest units.

Material Terms of Plans that Govern Share-Based Awards

In July 2015 and subsequently in February 2016, the Board of Directors approved amendments to the Equity Incentive Plan, as further described in the section captioned “Executive Long-Term Incentives-Long-Term Incentive Program Design.” At the time of the Equity Incentive Plan’s initial adoption in November 2011, the maximum aggregate number of profits interest units available for awards under the Equity Incentive Plan was 23,352,535, subject to adjustment as provided for in the Equity Incentive Plan. In July 2012 and July 2015, the Amended and Restated Limited Partnership Agreement of Chiron Guernsey Holdings L.P. Inc., dated as of November 4, 2011 was amended to allow for a maximum of 23,641,333 profits interest units and 33,641,333 profits interest units, respectively, to be available for awards under the Equity Incentive Plan. The vesting terms and expiration of each award are fixed by the compensation committee. The distribution threshold for awards granted under the Equity Incentive Plan is established by the compensation committee, which is not less than an amount equal to the fair market value of a limited partnership unit as of the date of grant of such awards. “Fair Market Value” means the fair market value per limited partnership unit as determined by the compensation committee in good faith based upon the amount such limited partnership unit would have received as a distribution in the event of a liquidation of Chiron Guernsey Holdings L.P. Inc. as of the date of determination, provided that, for the avoidance of doubt, no valuation discount (including for lack of marketability or minority interest) shall be taken into account when such determination is made.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table provides information concerning outstanding equity awards for each named executive officer outstanding as of December 31, 2015. The equity awards held by the named executive officers are profits interest units.

		Equity Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Joseph F. Woody	11/28/2011	—	—	1,144,248	1,191,391
	7/26/2012	—	—	14,085	14,666
	5/1/2013	98,580	24,645	262,881	24,974
	2/25/2014	320,330	—	569,476	—
	7/22/2015	694,861	—	694,861	—
Thomas W. Casey	2/24/2015	750,000	—	1,000,000	—
	7/22/2015	387,581	—	387,581	—
Gaurav Agarwal	2/24/2015	536,250	—	715,000	—
	5/04/2015	213,750	—	285,000	—
	7/22/2015	107,067	—	107,067	—
Laura Piccinini	2/25/2014	70,313	—	125,000	—
	2/24/2015	125,000	—	125,000	—
	7/22/2015	399,358	—	399,358	—
Gregory Kayata	2/24/2015	250,000	—	333,334	—
	7/22/2015	42,827	—	42,827	—
(1) Represents time-based profits interest units that have not vested. Generally, time-based profits interest units vest 25% one year after the date of grant with the remaining 75% vesting quarterly in equal amounts over the next 36 months so that vesting is 100% complete in four years. In November 2011, Mr. Woody received an award of profits interest units, a portion of which was fully vested and non-forfeitable on the date of grant. On July 26, 2012, Mr. Woody received an award of profits interest units with a vesting commencement date of November 2011. Vesting of the time-based profits interest units will be accelerated upon a change of control, as such term is defined in the Equity Incentive Plan. See “-Potential Payments Upon Termination or Change in Control-Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan.”
(2) Based on the appreciation in the value of our business from and after the date of grant through May 31, 2015, the date of the Company’s most current valuation prior to December 31, 2015. As of May 31, 2015, the value of our business had not appreciated to a level that would have created value in the profits interest units granted on or after February 25, 2014. Therefore, we believe the market value of those profits interest units reflected in this table as of December 31, 2015, is zero.
(3) Represents performance-based profits interest units, which vest one-third each upon the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing 1.5 MOIC, 2.0 MOIC, and 2.5 MOIC, as applicable (with proportionate vesting to the extent the actual MOIC falls between 1.5 and 2.5), and (ii) the occurrence of a change of control, an initial public offering or a qualifying leveraged recapitalization, as such terms are defined in the Equity Incentive Plan. See “-Executive Long-Term Incentives.”
(4) At December 31, 2015, the value of our business had appreciated to a level that would have created value in 38% of the performance-based profits interest units subject to achievement of 1.57 MOIC that were granted prior to February 25, 2014. Therefore, the amounts shown in this column represent the appreciation in the value of such outstanding performance-based profits interest units as of December 31, 2015, based on the valuation as of May 31, 2015, the date of the Company’s most current valuation prior to December 31, 2015. As of May 31, 2015, the value of our business had not appreciated to a level that would have created value in the profits interest units granted on or after February 25, 2014. Therefore, we believe the market value of those profits interest units reflected in this table as of December 31, 2015, is zero.

Option Exercises and Stock Vested in 2015

The following table provides information concerning the number of time-based profits interest units held by our named executive officers that vested during 2015 on an aggregate basis.

	Equity Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Joseph F. Woody	552,438	$667,378
Thomas W. Casey	250,000	$—
Gaurav Agarwal	250,000	$—
Laura Piccinini	54,688	$—
Gregory Kayata	83,333	$—
(1) Based on the appreciation in the value of our business from and after the date of grant through the date of the Company’s most current valuation prior to each applicable vesting date.

Pension Benefits and Nonqualified Deferred Compensation

We do not currently maintain pension arrangements, supplemental executive retirement plans or other non-qualified deferred compensation arrangements for the benefit of our named executive officers.

Potential Payments Upon Termination or Change in Control

The information below describes and estimates certain compensation that would become payable under existing plans and arrangements if the named executive officer’s employment had terminated on December 31, 2015, given the named executive officer’s compensation and service levels as of such date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s bonus plans, disability benefits and accrued salary and vacation benefits.
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
Woody A&R Employment Agreement. Under the terms of the Woody A&R Employment Agreement, Mr. Woody will be entitled to the following severance pay and benefits if his employment is terminated by KCI without “Cause,” if he terminates his employment for “Good Reason,” or if KCI elects not to extend the term of his employment agreement, subject to compliance with certain restrictive covenant obligations and to execution of a release of claims in favor of KCI and its affiliates, (i) a lump sum cash payment equal to the sum of his then-current annual base salary and annual target bonus multiplied by 1.5 (or multiplied by 2 if such termination occurs within 24 months following a change of control) and (ii) reimbursements for 18 months of full COBRA coverage. In the event Mr. Woody’s employment is terminated as a result of his death or disability, he will be entitled to a pro rata bonus for the year of termination (determined based on actual results).
The Woody A&R Employment Agreement contains (i) perpetual confidentiality restrictions that protect proprietary information, developments and other intellectual property and confidential information and materials of KCI and its affiliates, (ii) a non-competition covenant that prohibits Mr. Woody from competing against KCI or its affiliates during the term of employment and for two years after termination of employment, and (iii) a non-solicitation covenant that prohibits Mr. Woody from actively soliciting customers, suppliers, employees, agents or consultants of KCI or its affiliates during the term of employment and for two years after termination of employment.

Under the Woody A&R Employment Agreement, “Cause” generally means his (i) substantial and continuing failure to render services to KCI or any affiliate in accordance with his obligations and position with KCI or any affiliate, subject to his receipt of adequate notice of such failure and, if such failure is capable of cure, his inability to cure such failure within 30 days after such notice; (ii) gross negligence or breach of fiduciary duty; (iii) conviction of, or no contest plea to, an act of theft, fraud or embezzlement, or a felony; or (iv) material breach of the terms of any agreement between him and either KCI or any affiliate or a material breach of any KCI policy, subject to his receipt of adequate notice of such breach and, if such breach is capable of cure, his inability to cure such breach within 30 days after such notice.
Under the Woody A&R Employment Agreement, “Good Reason” generally means (i) the material reduction of his title, duties, authority, responsibilities and/or reporting relationship, all from that which existed as of the date of the Woody A&R Employment Agreement, which is not cured within 30 days after his written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, Mr. Woody’s compensation, duties, authority and responsibilities remain the same as those prior to the change in control but Mr. Woody’s title is changed (so long as the title is the functional equivalent and of similar prestige to his title immediately preceding such change in control); (ii) the reduction of his annual base salary (which is not cured within 30 days after his written notice to KCI) or target bonus percentage to below 110%; (iii) his relocation to a business location in excess of 50 miles from KCI’s headquarters in San Antonio, Texas (which is not cured within 30 days after his written notice to KCI); (iv) KCI’s failure to obtain a satisfactory agreement from any successor of KCI to assume and agree to perform KCI’s obligations under the Woody A&R Employment Agreement and deliver a copy thereof to Mr. Woody, unless such assumption occurs by operation of law; or (v) KCI’s material breach of any of its obligations under the Woody A&R Employment Agreement which breach KCI has failed to cure within 30 days of written notice from Mr. Woody. To be considered a resignation from employment on account of Good Reason, Mr. Woody must provide written notice to KCI (stating that he believes one or more of the Good Reason conditions described above exists) within 90 days following the initial existence of such condition, and must resign within 30 days following KCI’s failure to cure such condition.
Casey, Agarwal, and Kayata Retention Agreements. KCI entered into a key employee retention agreement with each of Messrs. Casey, Agarwal, and Kayata, or each, a Retention Agreement, which are in the same form, except as otherwise noted. The Retention Agreements each provide for at-will employment and that upon termination of employment by KCI without “Cause” or by the named executive officer for “Good Reason,” subject to the execution of a separation and release agreement in favor of KCI and its affiliates, each named executive officer will be entitled to receive: (i) a lump sum cash termination payment equal to the named executive officer’s annual base salary and annual target bonus and (ii) reimbursement of full COBRA premiums for up to 12 months following the date of termination of his employment.
Under the Retention Agreements described above, “Cause” generally means conduct involving one or more of the following: (i) the named executive officer’s substantial and continuing failure to render services to KCI or any affiliate in accordance with his obligations and position with KCI or any affiliate (other than due to the named executive officer’s disability); provided that KCI or any affiliate provides the named executive officer with adequate notice of such failure and, if such failure is capable of cure, the named executive officer fails to cure such failure within 30 days of the notice; (ii) dishonesty which causes financial or reputation harm to KCI or its affiliates, gross negligence or breach of fiduciary duty; (iii) indictment of, conviction of, or no contest plea to, any felony, or an act of theft, fraud, embezzlement; or (iv) a material breach of the terms of an agreement between the named executive officer and KCI or between the named executive officer and any affiliate of KCI or a material breach of any policy of KCI (or its affiliates, as applicable). If within 12 months after the termination of the named executive officer’s employment, facts and circumstances are discovered that would have justified a termination for Cause, the termination of the named executive officer’s employment shall be deemed to have been for Cause and he may be required to repay any severance benefits to which he would not have been entitled upon a termination for Cause.
Under the three Retention Agreements, “Good Reason” generally means the occurrence of any of the following without the named executive officer’s consent: (i) the material reduction of the named executive officer’s duties and/or responsibilities, which is not cured within 30 days after the named executive officer provides written notice to KCI; provided, however, it shall not be considered Good Reason if, upon or following a change in control, his duties and responsibilities remain the same as those prior to the change in control but his title and/or reporting relationship is changed; (ii) the material reduction of the named executive officer’s annual base salary or compensation, as applicable, which is not cured within 30 days after the named executive officer provides written notice, other than across-the-board decreases in annual base salary or compensation, as applicable, applicable to all “similarly situated key employees” of KCI (and any affiliate, as applicable); or (iii) the relocation of the named executive officer to a business location in excess of 50 miles from KCI’s headquarters in San Antonio, Texas, which is not cured within 30 days after the named executive officer provides written notice. Pursuant to the terms of the Retention Agreements, to be considered a resignation from employment on account of “Good Reason,” the named executive officer must: (i) provide written notice to KCI or its affiliate, as applicable (stating that he believes one or more of the Good Reason conditions described above exists), within 30 days from the date the named executive officer becomes aware of the initial existence of such condition, upon the notice of which KCI or its affiliate shall be provided a period of 30 days during which it may remedy the situation, and (ii) resign within 30 days of the failure of KCI or its affiliate to cure such condition.
Piccinini Employment Agreement and Applicable Law. Pursuant to Ms. Piccinini’s employment agreement with KCI Medical S.r.l. and to applicable Italian labor law, upon a termination of Ms. Piccinini’s employment, she is entitled to notice, or payment in lieu thereof, of between six months and twelve months, as follows: for up to four years of service, six months’ notice; for between four years and eight years of service, eight months’ notice; for between eight and twelve years of service, ten months’ notice; and for twelve or more years of service, twelve months’ notice. Ms. Piccinini would also be eligible to receive a severance payment equal to approximately one month of compensation per year of service with the Company upon termination of her employment for any reason, including upon a termination for cause or upon Ms. Piccinini’s resignation. Ms. Piccinini would also be eligible to receive a gross annual amount equal to 30% of her last annual base salary, paid in quarterly equal installments from the date of termination of her employment contract in consideration for her compliance with a six-month post-termination non-competition covenant. Ms. Piccinini’s employment agreement also provides for a 12-month post-termination non-solicitation covenant.
Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. As described under “-Executive Long-Term Incentives-Long-Term Incentive Program Design”, in July 2015, the Board of Directors approved the Second Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan and in February 2016, the Board of Directors approved the Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan. Named executive officers are eligible to participate in the Equity Incentive Plan, pursuant to which recipients of profits interest units are eligible to share in the value realized by the Company’s private owners. Fifty percent of the profits interest unit awards vest based on the passage of time and generally vest one-fourth on the first anniversary of the date of grant and equally on each quarterly anniversary thereafter (but with accelerated vesting upon a change of control, as such term is defined in the Equity Incentive Plan), and 50% of the profits interest unit awards are subject to performance-based vesting conditions and vest one-third each upon the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing 1.5 MOIC, 2.0 MOIC and 2.5 MOIC, as applicable (with proportionate vesting to the extent the actual MOIC falls between 1.5 and 2.5), and (ii) the occurrence of a change of control, an initial public offering or a qualifying leveraged recapitalization, as such terms are defined in the Equity Incentive Plan. See “-Executive Long-Term Incentives.” The compensation committee exercises judgment in determining the levels of profits interest unit awards, considering the competitiveness of the awards, relative job responsibilities, a named executive officer’s target cash and total compensation levels and an assessment of each named executive officer’s performance and potential, as well as retention considerations. All named executive officers have been granted awards under the Equity Incentive Plan, which generally have the terms described below.
In the event of termination of a named executive officer’s employment without cause or for good reason, as such term is defined in the Equity Incentive Plan, the portion of the time-based tranche that would have vested on the next scheduled vesting date will become vested on the date of such termination, and the remaining unvested portion of the time-based award may become fully vested if a change of control, as such term is defined in the Equity Incentive Plan, occurs within 105 days following the date of such termination, disregarding the prior termination of employment for such purposes. In addition, in the event of termination of a named executive officer’s employment without cause or for good reason, the performance-based tranche will remain eligible to become vested if a transaction or transactions occurs or occur within six months (or twelve months for Mr. Woody’s 2011 grant) following such termination which would have resulted in vesting of any portion of such performance-based profits interest units.
In the event of certain divestitures of individual business segments of the Company and certain corresponding terminations of employment, (i) the time-based tranche may become fully vested if the named executive officer remains employed through such divestiture, uses best efforts to effect such divestiture, and (a) is not made a comparable offer of employment from either the successor to the divested business or the then-current employer or (b) is made a comparable offer and continues with the successor to the divested business or the then-current employer, as applicable, for a reasonable transition period of up to one year (or if earlier, until a qualifying termination of employment), and (ii) the performance-based tranche may remain eligible to become vested upon a subsequent MOIC event and initial public offering, change of control or qualified leveraged recapitalization, as such terms are defined in the Equity Incentive Plan, if the named executive officer remains employed through such divestiture, uses best efforts to effect such divestiture, and (a) is not made a comparable offer of employment from either the successor to the divested business or the then-current employer or (b) is made a comparable offer and continues with the successor to the divested business or the then-current employer, as applicable, for a reasonable transition period of up to one year (or if earlier, until a qualifying termination of employment). In the event of a termination of a named executive officer’s employment without cause or for good reason, within 105 days prior to such divestiture, the named executive officer is afforded the special vesting of the time-based tranche and the performance-based tranche described above upon the closing of such divestiture.
In the event of specified change of control transactions in which a portion of the consideration receivable by our Sponsors is subject to an escrow or certain restrictions, the performance-based profits interest units of participants who (i) do not receive a comparable offer of employment from the successor in such change of control transaction or (ii) receive such comparable offer and continue employment for a specified period of time (or whose employment is earlier terminated other than for cause or due to resignation due to the failure of such successor to honor the comparable offer terms) remain outstanding and eligible to vest until the later of (x) the date of the final payment of the portion of the consideration receivable by the Sponsors that is subject to an escrow and (y) the expiration of the restrictions to which the applicable portion of the consideration receivable by the Sponsors is subject, as applicable, and any unvested portion of such participants’ performance-based profits interest units which thereafter remain unvested is forfeited.

The profits interest unit awards are subject to customary repurchase rights, restrictions on transfer and other security holder rights, and the named executive officers have the right to require the profits interest units to be repurchased at Fair Market Value by the Partnership upon a termination of employment due to death or disability.
Except as otherwise described herein, in the event of termination of a named executive officer’s employment, unvested profits interest units are forfeited for no consideration therefor.
Under the Equity Incentive Plan, cause means conduct involving one or more of the following: (i) the substantial and continuing failure of the participant to render services to Chiron Guernsey Holdings L.P. Inc. or any affiliate in accordance with the participant’s obligations and position with Chiron Guernsey Holdings L.P. Inc. or affiliate; provided that Chiron Guernsey Holdings L.P. Inc. or such affiliate provides the participant with adequate notice of such failure and, if such failure is capable of cure, the participant fails to cure such failure within 30 days of the notice; (ii) dishonesty, gross negligence or breach of fiduciary duty; (iii) the participant’s indictment of, conviction of, or no contest plea to, an act of theft, fraud or embezzlement; (iv) the commission of a felony; or (v) a material breach of the terms of any agreement between the participant, on the one hand, and Chiron Guernsey Holdings L.P. Inc. or any affiliate on the other hand or a material breach of any material policy of Chiron Guernsey Holdings L.P. Inc. or any affiliate.
Under the Equity Incentive Plan, good reason means one or more of the following: (i) the material reduction of the participant’s duties and/or responsibilities, which is not cured within 30 days after the participant provides written notice to the employer; provided however, it shall not be considered good reason if, upon or following a change of control, as such term is defined in the Equity Incentive Plan, the participant’s duties and responsibilities remain the same as those prior to a change of control, as such term is defined in the Equity Incentive Plan, but the participant’s title and/or reporting relationship is changed; (ii) the material reduction of the participant’s annual base salary (which is not cured within 30 days after the participant provides written notice), other than across-the-board decreases in annual base salary applicable to all executive officers of the employer; or (iii) the relocation of the participant to a business location in excess of 50 miles from the participant’s place of employment on the date of grant (which is not cured within 30 days after the participant provides written notice). To be considered a resignation from employment on an account of good reason, the participant must provide written notice to the employer (stating that the participant believes one or more of the good reason conditions described above exists) within 30 days following the initial existence of such condition, and must resign within 30 days following the employer’s failure to cure such condition.

Executive Benefits and Payments Upon Termination Table

The following table shows the potential payments to our named executive officers under existing agreements, plans or other arrangements for various scenarios involving a change in control or termination of employment, in each case assuming the termination date was December 31, 2015.

Name	Good Reason Termination (1)(2)($)	Involuntary Not for Cause Termination (1)(2)($)	Change in Control(3)(4)($)	Termination Following a Change in Control(4) ($)	Termination Due to Death or Disability($)
Joseph F. Woody
Severance	2,796,759	2,796,759	—	3,729,012	—
Value of Pro Rata Bonus Payment	—	—	—	—	1,040,128
Value of Profits Interest Unit Acceleration	4,108	4,108	1,255,675	1,255,675	—
COBRA Premium Reimbursements (5)	23,529	23,529	—	23,529	—
Total	2,824,396	2,824,396	1,255,675	5,008,216	1,040,128

Thomas W. Casey
Severance	1,080,000	1,080,000	—	1,080,000	—
Value of Pro Rata Bonus Payment	—	—	—	—	511,200
Value of Profits Interest Unit Acceleration	—	—	—	—	—
COBRA Premium Reimbursements (5)	23,894	23,894	—	23,894	—
Total	1,103,894	1,103,894	—	1,103,894	511,200

Gaurav Agarwal
Severance	1,080,000	1,080,000	—	1,080,000	—
Value of Pro Rata Bonus Payment	—	—	—	—	511,200
Value of Profits Interest Unit Acceleration	—	—	—	—	—
COBRA Premium Reimbursements (5)	23,894	23,894	—	23,894	—
Total	1,103,894	1,103,894	—	1,103,894	511,200

Laura Piccinini(6)
Severance	1,478,355	1,478,355	—	1,478,355	498,052
Value of Pro Rata Bonus Payment	—	—	—	—	248,376
Value of Profits Interest Unit Acceleration	—	—	—	—	—
Total	1,478,355	1,478,355	—	1,478,355	746,428

Gregory Kayata
Severance	560,000	560,000	—	560,000	—
Value of Pro Rata Bonus Payment	—	—	—	—	223,650
Value of Profits Interest Unit Acceleration	—	—	—	—	—
COBRA Premium Reimbursements (5)	23,894	23,894	—	23,894	—
Total	583,894	583,894	—	583,894	223,650

(1)	This column assumes that no change of control, initial public offering or qualified leveraged recapitalization, as such terms are defined in the Equity Incentive Plan, occurred on December 31, 2015.

(2)
Upon a termination without cause, or a resignation for good reason, as such terms are defined in the Equity Incentive Plan, the portion of the time-based profits interest units that would have vested on the next scheduled vesting date will become vested on the date of such termination. The amounts reported with respect to such time-based profits interest units are based on the appreciation in the value of our business from and after the applicable date of grant through May 31, 2015, the date of the Company’s most current valuation prior to December 31, 2015.

(3)
Upon a change of control, as such term is defined in the Equity Incentive Plan, our named executive officers’ unvested time-based profits interest units would all become immediately vested. The amounts reported with respect to the time-based profits interest units are based on the appreciation in the value of our business from and after the applicable date of grant through May 31, 2015, the date of the Company’s most current valuation prior to December 31, 2015. Performance-based profits interest units vest one-third each upon the later of (i) the receipt by the Sponsors of aggregate cash amounts (including marketable securities, as such term is defined in the Equity Incentive Plan) representing 1.5 MOIC, 2.0 MOIC, and 2.5 MOIC, as further described in the section entitled “-Executive Long-Term Incentives,” and (ii) the occurrence of a change of control, an initial public offering or a qualifying leveraged recapitalization, as such terms are defined in the Equity Incentive Plan. See “-Executive Long-Term Incentives.” At December 31, 2015, the value of our business had appreciated to a level that would have created value in 38% of the performance-based profits interest units subject to achievement of 1.57 MOIC that were granted prior to February 25, 2014. Therefore, the amounts reported with respect to performance-based profits interest units represent the market value of such outstanding performance-based profits interest units as of December 31, 2015, based on the valuation as of May 31, 2015, the date of the Company’s most current valuation prior to December 31, 2015.

(4)
On July 23, 2015, the Board of Directors approved an amendment to the profits interest unit award agreements then-outstanding under the Equity Incentive Plan to provide for proportionate vesting of performance-based profits interest units to the extent that the actual MOIC falls between 1.5 and 2.5.

(5)
This amount is based on the estimated annual cost of healthcare premiums to the Company, and represents the maximum potential reimbursement amount. Ms. Piccinini is not eligible to receive COBRA premium reimbursements.

(6)
Amounts shown assume that the Company elected to provide Ms. Piccinini with a payment in lieu of notice (the “notice payment”) as provided under Italian labor law. The amounts shown in the “Good Reason Termination,” “Involuntary Not for Cause Termination” and “Termination Following a Change in Control” columns for Ms. Piccinini represent an estimate of the maximum termination payment that would be due Ms. Piccinini in the case her employment is determined to be unlawfully or unfairly terminated under Italian labor law. The termination payments in these columns consists of the following payments pursuant to Italian labor law: a notice payment of $323,337 (equal to six months of pay, which includes salary, bonus and certain perquisites and other compensation), payment of $129,335 in taxes and social contributions by the Company (the “tax payment”), estimated assuming a 40% tax rate, a maximum penalty payment in the event of unlawful/unfair termination (the “penalty payment”) of $980,303 (equal to 18 months of pay, which includes salary, bonus and certain perquisites and other compensation) and the value of Ms. Piccinini’s accrued holiday and unused vacation pay of $45,380 (the “accrued vacation amount”). Under Italian law, the penalty payment described above is determined and evaluated by a court and payable only upon assessment by such court that termination was unlawful or unfair. If Ms. Piccinini is determined to have been terminated unlawfully or unfairly, the minimum payment due would be the notice payment amount ($323,337) and the maximum payment due would 18 months of pay ($980,303). The amounts shown in the table above assume an unlawful or unfair termination and includes the maximum amount payable to Ms. Piccinini in the event of such termination.

The amount shown in the termination due to death or disability column includes the following payments as provided under Italian labor law: notice payment of $323,337, the tax payment of $129,335 and the accrued vacation amount of $45,380.
Amounts for Ms. Piccinini are reflected in U.S. dollars using an average conversion rate for the fiscal year ended December 31, 2015, of 1.11 U.S. dollars per Euro.

Director Compensation

2015 Director Compensation Table
The following table provides summary information concerning the compensation of the current members of our Board of Directors for the year ended December 31, 2015. None of our employee directors or directors who are affiliated with our Sponsors received compensation from us for serving on our Board of Directors in 2015. The compensation paid to Mr. Woody, who is our President and Chief Executive Officer, is presented in the “2015 Summary Compensation Table” and the related explanatory tables under the section entitled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
William “Buddy” J. Gumina(3)	$—	$—	$—	$—	$—
Kevin J. Buehler(4)	$—	$—	$—	$—	$—
James G. Carlson	$120,000	$10,118	$—	$—	$130,118
Alexandre Décary(3)(4)	$—	$—	$—	$—	$—
Steven Dyson(3)	$—	$—	$—	$—	$—
Timothy E. Guertin	$240,000	$21,681	$—	$—	$261,681
Erik Levy(3)	$—	$—	$—	$—	$—
John F. Megrue Jr.(3)	$—	$—	$—	$—	$—

(1)
Amounts reported in this column reflect the annual cash retainer earned by non-employee directors for services rendered in their capacities as directors. Employees of our Sponsors and their affiliates were not entitled to receive any fees for their service on our Board of Directors. For Mr. Guertin, amount reported also includes additional cash compensation of $120,000 paid to Mr. Guertin as consideration for additional services rendered by Mr. Guertin in connection with his appointment as a representative of the executive committee of the Board of Directors to oversee the building of the 2015 Company budget and long-range plan from August 2014 to January 2015.

(2)
In August 2015, we granted 14,990 profits interest units to Mr. Carlson and 32,120 profits interest units to Mr. Guertin. The amounts reported in this column indicate the aggregate grant date fair value of such profits interest units, computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, please see Note 10 of the notes to the consolidated financial statements for the year ended December 31, 2015. Achievement of the performance conditions for the performance-based profits interest units was not deemed probable on the date of grant and, accordingly, pursuant to the SEC’s disclosure rules, no value is included in this table for those portions of the awards. The fair value at the grant date of the performance-based profits interest units granted in 2015 assuming achievement of the performance conditions was as follows: Mr. Carlson $9,444 and Mr. Guertin $20,236. At fiscal year end, the aggregate number of profits interest units outstanding for Messrs. Carlson and Guertin was 86,317 profits interest units and 101,372 profits interest units, respectively. For a description of our profits interest units, please refer to “-Executive Long-Term Incentives.”

(3)	Employees of our Sponsors and their affiliates do not receive any compensation from us for their service on our Board of Directors.

(4)	Messrs. Buehler and Décary were appointed to our Board of Directors on May 20, 2015.

Narrative Disclosure Regarding Director Compensation
Under our current compensation program for directors, the non-employee members of our Board of Directors as of December 31, 2015, Messrs. Carlson and Guertin, received, for service on our Board of Directors in 2015, an annual cash retainer equal to $120,000. Such annual cash retainer is generally payable quarterly in advance. Employees of our Sponsors and their affiliates do not receive any compensation from us for their service on our Board of Directors. All of our directors are entitled to reimbursement for documented and reasonable out-of-pocket expenses related to their service as a member of our Board of Directors or one of its committees.
In August 2015, the compensation committee of the Board of Directors, or the compensation committee, approved a grant of 14,990 profits interest units to Mr. Carlson and a grant of 32,120 profits interest units to Mr. Guertin. For a description of our profits interest units, please refer to “-Executive Long-Term Incentives.” The compensation committee also approved additional cash compensation of $120,000, payable in a lump sum on or before October 10, 2015, to Mr. Guertin as consideration for additional services rendered by Mr. Guertin in connection with his appointment as a representative of the executive committee of the Board of Directors to oversee the building of the 2015 Company budget and long-range plan from August 2014 to January 2015.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the ownership of limited partnership interests of Chiron Guernsey Holdings L.P. Inc., the parent of Acelity L.P. Inc., as of December 31, 2015, for: (1) each director; (2) each of our executive officers, including those named in the 2015 Summary Compensation Table; (3) all of our executive officers and directors as a group; and (4) all those known by us to be beneficial owners of more than five percent of our limited partnership interests.

	Limited Partnership Interests Beneficially Owned (1)
Name	# of Units	% of A-1 Class
Chiron A S.à r.l.. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	54,028,151	15.82%
Chiron B1 S.à r.l. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	92,960,329	27.23%
Eagle AIV, L.P. c/o Apax Partners, L.P. 601 Lexington Avenue, 53rd Floor New York, New York 10022	23,158,035	6.78%
CPP Investment Board Private Holdings Inc. Canada Pension Plan Investment Board One Queen Street East, Suite 2600 P.O. Box 101 Toronto, Ontario M5C 2W5	84,221,670	24.67%
Port-aux-Choix Private Investments II Inc. Public Sector Pension Investment Board 1250 Rene-Levesque Blvd. West Suite 900 Montreal, Quebec H3B 4W8	73,086,029	21.41%

	Limited Partnership Interests Beneficially Owned (1)
Directors and Executive Officers (2)	# of Units	% of A-2 Class
Joseph F.Woody	50,000	6.97%
John T. Bibb	148,957	20.77%
David E. Ball	8,547	1.19%
Total Officers and Directors	207,504	28.93%

(1)	Class A-1 interests represent 99.8% of the limited partnership interests. Class A-2 interests possess no voting rights and a lower distribution priority than Class A-1 interests.

(2)
Messrs. Gumina, Buehler, Carlson, Décary, Dyson, Guertin, Levy, Megrue, Casey, Agarwal, Hulse, Kayata and Crowley, and Ms. Piccinini own no limited partnership interests at December 31, 2015. Unless otherwise indicated the address of each individual listed in this table is c/o Acelity, 12930 IH 10 West, San Antonio, Texas 78249.

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
Arrangements with the Sponsors
In connection with the November 2011 LBO, our Sponsors entered into a certain stockholders agreement. This agreement, together with the limited partnership agreement governing Chiron Guernsey Holdings L.P. Inc., govern certain matters relating to the ownership of Chiron Guernsey Holdings L.P. Inc., including with respect to the election of directors, rights and restrictions relating to the issuance and transfer of the limited partnership interests, including tag-along rights, drag-along rights, registration rights and other special governance provisions.
Services Agreements

In connection with the 2011 LBO, we entered into the service agreements as described below. For the year ended December 31, 2013, 2014 and 2015, we paid Apax Funds or entities affiliated with Apax Funds an aggregate of $2.8 million, $2.7 million and $2.2 million, respectively under these service agreements. For the year ended December 31, 2013, 2014 and 2015, we paid CPPIB an aggregate of $1.3 million, $1.3 million and $1.1 million, respectively under these service agreements. For the year ended December 31, 2013, 2014 and 2015, we paid PSP Investments an aggregate of $1.1 million, $1.1 million and $0.9 million, respectively under these service agreements. In 2013, we also paid Apax Funds, CPPIB and PSP Investments or entities affiliated with each of the Sponsors $1.8 million, $0.9 million and $0.8 million, respectively, in connection with the financing for the acquisition of Systagenix.
KCI and LifeCell each entered into material event services agreements with each of the Sponsors, their affiliates or their designees, or each, a Material Event Services Agreement, pursuant to which KCI and LifeCell retain each of the Sponsors, their affiliates or their designees to provide consulting services to KCI or LifeCell (as applicable) relating to the structuring and documentation of the acquisition of such company, financial and business due diligence with respect to the acquisition of such company, financing required for the acquisition of such company, future financings and refinancing, exit events, and acquisitions and divestitures. The Material Event Services Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of KCI or LifeCell (as applicable). Each Material Event Services Agreement remains in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the Material Event Services Agreement will terminate at the next anniversary of the date of the Material Event Services Agreement. Each Material Event Services Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI or LifeCell (as applicable) elects to continue such agreement. Each Material Event Services Agreement provides for an upfront closing fee payable to each of the Sponsors, their affiliates or their designees at the closing of the 2011 LBO. In connection with such agreements, each of KCI and LifeCell provide customary exculpation and indemnification provisions in favor of each of the Sponsors, their affiliates or their designees in connection with the services they provide to each of KCI and LifeCell.
In connection with the 2011 LBO, KCI entered into a service agreement, or the US Holdco Service Agreement, with Chiron Topco, Inc., or US Holdco, pursuant to which KCI retained US Holdco to provide strategic services to KCI relating to financing and strategic business planning, add-on investments and analysis. The US Holdco Service Agreement provides that US Holdco will only serve as a consultant and not be involved in the management or operations of KCI. The US Holdco Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the US Holdco Service Agreement will terminate at the next anniversary of the date of the US Holdco Service Agreement. The US Holdco Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation KCI elects to continue such agreement. The US Holdco Service Agreement provides for an ongoing annual advisory service fee payable to US Holdco in four equal quarterly installments. Upon the termination of the US Holdco Service Agreement, a payment for foregone services fees may become payable to US Holdco. KCI agrees to indemnify US Holdco and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the US Holdco Service Agreement, losses relating to the 2011 LBO (as applicable), losses arising from advice or services provided by US Holdco to KCI and losses arising from indemnities and hold harmless obligations entered into by US Holdco in connection with the 2011 LBO. In connection with the 2011 LBO, US Holdco entered into service agreements with each of the Sponsors, their affiliates or their designees, or each, a Sponsor Service Agreement, pursuant to which US Holdco retained each of the Sponsors, their affiliates or their designees to provide consulting services to US Holdco relating to financing and strategic business planning and in order to assist US Holdco in fulfilling its obligations under the US Holdco Service Agreement with KCI. The Sponsor Service Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of US Holdco. Each Sponsor Service Agreements remains in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the Sponsor Service Agreement will terminate at the next anniversary of the date of the Sponsor Service Agreement. Each Sponsor Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation US Holdco elects to continue such agreement. Each Sponsor Service Agreement provides for an ongoing annual advisory service fee payable to each of the Sponsors, their affiliates or their designees in four equal quarterly installments. Upon the termination of a Sponsor Service Agreement, a payment for foregone services fees may become payable to the appropriate Sponsor. US Holdco agrees to indemnify each of the Sponsors and their partners, shareholders, members, controlling persons, affiliates, designees, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the Sponsor Service Agreement, losses relating to the 2011 LBO (as applicable), losses arising from advice or services provided by each of the Sponsors, their affiliates or their designees to US Holdco and losses arising from indemnities and hold harmless obligations entered into by each of the Sponsors, their affiliates or their designees in connection with the 2011 LBO.
In connection with the 2011 LBO, LifeCell entered into a service agreement, or the GP Service Agreement, with Chiron Holdings GP, Inc., or GP, pursuant to which LifeCell retained GP to provide strategic services to LifeCell relating to financing and strategic business planning, add-on investments and analysis. The GP Service Agreement provides that GP will only serve as a consultant and not be involved in the management or operations of LifeCell. The GP Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the GP Service Agreement will terminate at the next anniversary of the date of the GP Service Agreement. The GP Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation LifeCell elects to continue such agreement. The GP Service Agreement provides for an ongoing annual advisory service fee payable to GP in four equal quarterly installments. Upon the termination of the GP Service Agreement, a payment for foregone services fees may become payable to GP. LifeCell will agree to indemnify GP and its partners, shareholders, members, controlling persons, affiliates, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the GP Service Agreement, losses relating to the 2011 LBO (as applicable), losses arising from advice or services provided by GP to LifeCell and losses arising from indemnities and hold harmless obligations entered into by GP in connection with the 2011 LBO.
In connection with the 2011 LBO, GP entered into service agreements with each of the Sponsors, their affiliates or their designees, or each, a GP Sponsor Service Agreement, pursuant to which GP retained each of the Sponsors, their affiliates or their designees to provide consulting services to GP relating to financing and strategic business planning and in order to assist GP in fulfilling its obligations under the GP Service Agreement with LifeCell. The GP Sponsor Service Agreements provide that each of the Sponsors, their affiliates or their designees will only serve as a consultant and not be involved in the management or operations of GP. Each GP Sponsor Service Agreement will remain in effect until a change of control or similar transaction or until the parties mutually agree to terminate it, in which case the GP Sponsor Service Agreement will terminate at the next anniversary of the date of the GP Sponsor Service Agreement. Each GP Sponsor Service Agreement will also terminate upon the consummation of an initial public offering unless prior to such consummation GP elects to continue such agreement. The GP Sponsor Service Agreements provide for an ongoing annual advisory service fee payable to each of the Sponsors, their affiliates or their designees in four equal quarterly installments. Upon the termination of a GP Sponsor Service Agreement, a payment for foregone services fees may become payable to the appropriate Sponsor. GP will agree to indemnify each of the Sponsors and their partners, shareholders, members, controlling persons, affiliates, designees, directors, officers, fiduciaries, managers, employees and agents for certain losses arising under the GP Sponsor Service Agreement, losses relating to the 2011 LBO (as applicable), losses arising from advice or services provided by each of the Sponsors, their affiliates or their designees to GP and losses arising from indemnities and hold harmless obligations entered into by each of the Sponsors, their affiliates or their designees in connection with the 2011 LBO.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ernst & Young LLP, our independent auditors, for professional services rendered for the audit of our annual consolidated financial statements, the reviews of the consolidated financial reports included in our quarterly reports and statutory audits, in each case, for each of the years ended December 31, 2015, and 2014 amounted to approximately $2.3 million and $1.9 million, respectively.
Audit Related Fees
No audit related fees were billed for the year ended December 31, 2015, or 2014.
Tax Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2015, and December 31, 2014, amounted to approximately $0.5 million and $0.4 million, respectively. Such services consisted of tax planning, transaction support and compliance.
All Other Fees
No other fees were billed by Ernst & Young LLP for services other than those described above under “Audit Fees,” “Audit Related Fees” and “Tax Fees” for each of the years ended December 31, 2015, and 2014.

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

(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
The following consolidated financial statements are filed as a part of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015, and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule for the years ended December 31, 2015, 2014 and 2013
Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2015, 2014 and 2013

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

2.2
Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

2.3
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Acelity L.P. Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarterly period ended September 30, 2014).
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).
4.3
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.4	First Supplemental Indenture to the Second Lien Indenture, dated as of January 17, 2013 (filed as Exhibit 4.7 to Kinetic Concepts, Inc. S-4/A filed on January 23, 2013).
4.5	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-k filed on November 10, 2011).
4.6
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.7	First Supplemental Indenture to the Unsecured Indenture, dated as of January 17, 2013 (filed as Exhibit 4.6 to Kinetic Concepts, Inc. S-4/A filed on January 23, 2013).
4.8
Indenture, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., the guarantors party thereto and Wilmington Trust, N.A., as trustee and as collateral agent (filed as Exhibit 4.1 to our Form 8-K filed on February 10, 2016).

4.9	Form of 7.875% First Lien Senior Secured Notes due 2021 (Included as Exhibit A to Exhibit 4.1 to our Form 8-K filed on February 10, 2016).
*10.1
Form of Director Indemnification Agreement among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and each of the non-executive directors of Chiron Holdings GP, Inc (filed as Exhibit 10.1 to Amendment No. 3 to Kinetic Concepts, Inc. Registration Statement on Form S-4, filed on January 23, 2013).

*10.2	Second Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on August 18, 2015).
*10.3
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Standard Profits Interest Unit Award Agreement (awards granted prior to July 2015 and thereafter) (filed as Exhibit 10.5 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).
.

*†10.4	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan International Profits Interest Unit Award Agreement (awards granted prior to July 2015 and thereafter).
*†10.5	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Standard Profits Interest Unit Award Agreement (awards granted in July 2015 and thereafter).
*†10.6	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan International Profits Interest Unit Award Agreement (awards granted in July 2015 and thereafter).
*10.7	Omnibus Amendment to Chiron Guernsey Holdings L.P. Executive Equity Incentive Plan Profits Interest Unit Award Agreement (filed as Exhibit 10.1 to our Form 8-K filed on August 18, 2015).

*10.8
Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

*10.9
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.10
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.11
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to Kinetic Concepts, Inc. Registration Statement on Form S-4, filed on January 23, 2013).

*10.12
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

*10.13	Amended and Restated Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated October 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed on November 6, 2014).
*10.14	Offer Letter by and between KCI USA, Inc. and Thomas Casey, dated November 4, 2014 (filed as Exhibit 10.13 to our Form 10-K for the year ended December 31, 2014).
*10.15	Key Employee Retention Agreement by and between Thomas Casey and Kinetic Concepts, Inc., effective August 20, 2015 (filed as Exhibit 10.1 to our Form 8-K filed on August 24, 2015).
*10.16	Open Ended Employment Agreement by and between Laura Piccinini and KCI Medical S.r.l., dated August 2013 (filed as Exhibit 10.19 to our Form 10-K for the year ended December 31, 2014).
*10.17
Letter to Laura Piccinini regarding the amendment to the terms and conditions of employment with KCI Medical S.r.l., dated October 28, 2014 (filed as Exhibit 10.20 to our Form 10-K for the year ended December 31, 2014).

*10.18	Stay Bonus Agreement by and between Kinetic Concepts, Inc. and Laura Piccinini, dated March 18, 2014 (filed as Exhibit 10.21 to our Form 10-K for the year ended December 31, 2014).
*†10.19	Letter of Understanding to Laura Piccinini regarding her role as Vice President, Europe, Australia and New Zealand, dated March 18, 2014
*†10.20	Offer Letter by and between KCI USA, Inc. and Gaurav S. Agarwal, dated November 21, 2014.
*†10.21	Key Employee Retention Agreement by and between Gaurav Agarwal and Kinetic Concepts, Inc., effective March 6, 2015.
*†10.22	Offer Letter by and between KCI USA, Inc. and Greg Kayata, dated October 10, 2014.
*†10.23	Key Employee Retention Agreement by and between Greg Kayata and Kinetic Concepts, Inc., effective March 6, 2015.
10.24
Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2014).

10.25
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc., and Apax Partners, L.P., PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on November 5, 2012).

10.26
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.27
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on November 5, 2012).

10.28
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.29
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.30
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.27 to our Form 10-K for the year ended December 31, 2013).

10.31
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

10.32
Amendment No. 6 to the Credit Agreement, dated as of March 10, 2015, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.42 to our Form 10-K for the year ended December 31, 2014).

10.33
Amendment No. 7 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on February 10, 2016).

10.34
Amendment No. 8 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.2 to our Form 8-K filed on February 10, 2016).

†10.35	Material Event Services Agreement by and between Kinetic Concepts, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.36	Material Event Services Agreement by and between Kinetic Concepts, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.37	Material Event Services Agreement by and between Kinetic Concepts, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†10.38	Material Event Services Agreement by and between LifeCell Corporation and Apax Partners, L.P., dated November 4, 2011.
†10.39	Material Event Services Agreement by and between LifeCell Corporation and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.40	Material Event Services Agreement by and between LifeCell Corporation and Datura Private Investments Inc., dated November 4, 2011.
†10.41	Services Agreement by and between Kinetic Concepts, Inc. and Chiron Topco, Inc., dated November 4, 2011.
†10.42	Services Agreement by and between Chiron Topco, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.43	Services Agreement by and between Chiron Topco, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.44	Services Agreement by and between Chiron Topco, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†10.45	Services Agreement by and between LifeCell Corporation and Chiron Holdings GP, Inc., dated November 4, 2011.
†10.46	Services Agreement by and between Chiron Holdings GP, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.47	Services Agreement by and between Chiron Holdings GP, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.48	Services Agreement by and between Chiron Holdings GP, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†21.1	Subsidiaries of the Registrant
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, NY on March 4, 2016.

ACELITY L.P. INC.

By:	/s/ William J. Gumina
William J. Gumina
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William J. Gumina	Director and Chairman of the Board of Directors	March 4, 2016
WILLIAM J. GUMINA

/s/ Joseph F. Woody	Director, President and Chief Executive Officer	March 4, 2016
JOSEPH F. WOODY	(Principal Executive Officer)

/s/ Thomas W. Casey	Executive Vice President and Chief Financial Officer	March 4, 2016
THOMAS W. CASEY	(Principal Financial Officer)

/s/ Brian T. Busenlehner	Vice President, Corporate Controller	March 4, 2016
BRIAN T. BUSENLEHNER	(Principal Accounting Officer)

/s/ Kevin J. Buehler	Director	March 4, 2016
KEVIN J. BUEHLER

/s/ James G. Carlson	Director	March 4, 2016
JAMES G. CARLSON

/s/ Alexandre Décary	Director	March 4, 2016
ALEXANDRE DECARY

/s/ Steven Dyson	Director	March 4, 2016
STEVEN DYSON

/s/ Timothy Guertin	Director	March 4, 2016
TIMOTHY GUERTIN

/s/ Erik Levy	Director	March 4, 2016
ERIK LEVY

/s/ John F. Megrue, Jr.	Director	March 4, 2016
JOHN F. MEGRUE, JR.

EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of July 12, 2011, among Chiron Holdings, Inc., Chiron Merger Sub, Inc. and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to Kinetic Concepts, Inc. Form 8-K filed on July 14, 2011).

2.2
Asset Purchase Agreement by and between Kinetic Concepts, Inc. and Getinge AB, dated as of August 14, 2012 (filed as Exhibit 10.6 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

2.3
Share Purchase Agreement dated as of July 26, 2013, by and between Systagenix Wound Care Management Cooperatie B.A., Systagenix Holding Corp., and Kinetic Concepts, Inc. (filed as Exhibit 2.1 to our Form 8-K filed on July 30, 2013).

3.1	Declaration of Centaur Guernsey L.P. Inc. (filed as Exhibit 3.3 to our Registration Statement on Form S-4 filed on October 1, 2012).
3.2	Certificate of Registration of Acelity L.P. Inc. (filed as Exhibit 3.2 to our Form 10-Q for the quarterly period ended September 30, 2014).
3.3	Third Amended and Restated Limited Partnership Agreement of Acelity L.P. Inc. (filed as Exhibit 3.3 to our Form 10-Q for the quarterly period ended September 30, 2014).
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.3 to Amendment No. 1 to Kinetic Concepts, Inc. Registration Statement on Form S-1, filed on February 2, 2004, as thereafter amended).
4.2	Form of 10.5% Second Lien Senior Secured Notes due 2018, dated November 4, 2011 (included in Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).
4.3
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee and Collateral Agent (filed as Exhibit 10.2 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.4	First Supplemental Indenture to the Second Lien Indenture, dated as of January 17, 2013 (filed as Exhibit 4.7 to Kinetic Concepts, Inc. S-4/A filed on January 23, 2013).
4.5	Form of 12.5% Senior Notes due 2019, dated as of November 4, 2011 (included in Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-k filed on November 10, 2011).
4.6
Indenture, dated as of November 4, 2011, between Chiron Merger Sub, Inc., Kinetic Concepts, Inc., KCI USA, Inc., the Guarantors party thereto and Wilmington Trust, National Association, as Trustee (filed as Exhibit 10.3 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

4.7	First Supplemental Indenture to the Unsecured Indenture, dated as of January 17, 2013 (filed as Exhibit 4.6 to Kinetic Concepts, Inc. S-4/A filed on January 23, 2013).
4.8
Indenture, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., the guarantors party thereto and Wilmington Trust, N.A., as trustee and as collateral agent (filed as Exhibit 4.1 to our Form 8-K filed on February 10, 2016).

4.9	Form of 7.875% First Lien Senior Secured Notes due 2021 (Included as Exhibit A to Exhibit 4.1 to our Form 8-K filed on February 10, 2016).
*10.1
Form of Director Indemnification Agreement among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and each of the non-executive directors of Chiron Holdings GP, Inc (filed as Exhibit 10.1 to Amendment No. 3 to Kinetic Concepts, Inc. Registration Statement on Form S-4, filed on January 23, 2013).

*10.2	Second Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan (filed as Exhibit 10.2 to our Form 8-K filed on August 18, 2015).
*10.3
Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Standard Profits Interest Unit Award Agreement (awards granted prior to July 2015 and thereafter) (filed as Exhibit 10.5 to Amendment No. 3 to our Registration Statement on Form S-1, filed on January 23, 2013).
.

*†10.4	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan International Profits Interest Unit Award Agreement (awards granted prior to July 2015 and thereafter).
*†10.5	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Standard Profits Interest Unit Award Agreement (awards granted in July 2015 and thereafter).
*†10.6	Form of Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan International Profits Interest Unit Award Agreement (awards granted in July 2015 and thereafter).
*10.7	Omnibus Amendment to Chiron Guernsey Holdings L.P. Executive Equity Incentive Plan Profits Interest Unit Award Agreement (filed as Exhibit 10.1 to our Form 8-K filed on August 18, 2015).

*10.8
Form of Chiron Guernsey Holdings L.P. Inc. Profits Interest Unit Award and Amendment Agreement (filed as Exhibit 10.9 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

*10.9
Non-Employee Director Services Agreement dated April 8, 2013 by and among Chiron Guernsey Holdings LP Inc. and Tim Guertin (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended March 31, 2013).

*10.10
Non-Employee Director Services Agreement dated May 27, 2013 by and among Chiron Guernsey Holdings L.P. Inc. and James G. Carlson (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2013).

*10.11
Indemnification Agreement, dated as of January 16, 2013, among Centaur Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Kinetic Concepts, Inc., KCI USA, Inc., LifeCell Corporation, and Joseph F. Woody (filed as Exhibit 10.4 to Amendment No. 3 to Kinetic Concepts, Inc. Registration Statement on Form S-4, filed on January 23, 2013).

*10.12
Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan Profits Interest Unit Award Agreement between Chiron Guernsey Holdings L.P. Inc. and Joe Woody, dated November 28, 2011 (filed as Exhibit 10.10 to Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on October 1, 2012).

*10.13	Amended and Restated Employment Agreement by and between Kinetic Concepts, Inc. and Joe Woody, dated October 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed on November 6, 2014).
*10.14	Offer Letter by and between KCI USA, Inc. and Thomas Casey, dated November 4, 2014 (filed as Exhibit 10.13 to our Form 10-K for the year ended December 31, 2014).
*10.15	Key Employee Retention Agreement by and between Thomas Casey and Kinetic Concepts, Inc., effective August 20, 2015 (filed as Exhibit 10.1 to our Form 8-K filed on August 24, 2015).
*10.16	Open Ended Employment Agreement by and between Laura Piccinini and KCI Medical S.r.l., dated August 2013 (filed as Exhibit 10.19 to our Form 10-K for the year ended December 31, 2014).
*10.17
Letter to Laura Piccinini regarding the amendment to the terms and conditions of employment with KCI Medical S.r.l., dated October 28, 2014 (filed as Exhibit 10.20 to our Form 10-K for the year ended December 31, 2014).

*10.18	Stay Bonus Agreement by and between Kinetic Concepts, Inc. and Laura Piccinini, dated March 18, 2014 (filed as Exhibit 10.21 to our Form 10-K for the year ended December 31, 2014).
*†10.19	Letter of Understanding to Laura Piccinini regarding her role as Vice President, Europe, Australia and New Zealand, dated March 18, 2014
*†10.20	Offer Letter by and between KCI USA, Inc. and Gaurav S. Agarwal, dated November 21, 2014.
*†10.21	Key Employee Retention Agreement by and between Gaurav Agarwal and Kinetic Concepts, Inc., effective March 6, 2015.
*†10.22	Offer Letter by and between KCI USA, Inc. and Greg Kayata, dated October 10, 2014.
*†10.23	Key Employee Retention Agreement by and between Greg Kayata and Kinetic Concepts, Inc., effective March 6, 2015.
10.24
Settlement and Release Agreement between Kinetic Concepts, Inc. and affiliates and Wake Forest University Health Sciences dated June 30, 2014 (filed as Exhibit 10.1 to our Form 10-Q for the quarterly period ended June 30, 2014).

10.25
Indemnification Agreement, dated as of November 4, 2011, among Chiron Guernsey Holdings L.P. Inc., Chiron Holdings GP, Inc., Chiron Guernsey L.P. Inc., Chiron Guernsey GP Co. Limited, Chiron Topco, Inc., Chiron Holdings, Inc., Kinetic Concepts, Inc., and Apax Partners, L.P., PPIB Equity Investments Inc. and Datura Private Investments Inc. (filed as Exhibit 10.21 to Amendment No. 1 of Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on November 5, 2012).

10.26
Credit Agreement, dated as of November 4, 2011, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to Kinetic Concepts, Inc. Form 8-K filed on November 10, 2011).

10.27
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and others party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.22 to Amendment No. 1 of Kinetic Concepts, Inc. Registration Statement on Form S-4 filed on November 5, 2012).

10.28
Amendment No. 2 to the Credit Agreement, dated as of June 14, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 14, 2013).

10.29
Amendment No. 3 to the Credit Agreement, dated as of October 28, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed on October 28, 2013).

10.30
Amendment No. 4 to the Credit Agreement, dated as of November 15, 2013, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.27 to our Form 10-K for the year ended December 31, 2013).

10.31
Amendment No. 5 to the Credit Agreement, dated as of January 22, 2014, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.1 to our form 8-K filed January 22, 2014).

10.32
Amendment No. 6 to the Credit Agreement, dated as of March 10, 2015, by and among Kinetic Concepts, Inc. and KCI USA, Inc., the lenders and other party thereto, and Bank of America, N.A. as Administrative Agent for the lenders (filed as Exhibit 10.42 to our Form 10-K for the year ended December 31, 2014).

10.33
Amendment No. 7 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on February 10, 2016).

10.34
Amendment No. 8 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.2 to our Form 8-K filed on February 10, 2016).

†10.35	Material Event Services Agreement by and between Kinetic Concepts, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.36	Material Event Services Agreement by and between Kinetic Concepts, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.37	Material Event Services Agreement by and between Kinetic Concepts, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†10.38	Material Event Services Agreement by and between LifeCell Corporation and Apax Partners, L.P., dated November 4, 2011.
†10.39	Material Event Services Agreement by and between LifeCell Corporation and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.40	Material Event Services Agreement by and between LifeCell Corporation and Datura Private Investments Inc., dated November 4, 2011.
†10.41	Services Agreement by and between Kinetic Concepts, Inc. and Chiron Topco, Inc., dated November 4, 2011.
†10.42	Services Agreement by and between Chiron Topco, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.43	Services Agreement by and between Chiron Topco, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.44	Services Agreement by and between Chiron Topco, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†10.45	Services Agreement by and between LifeCell Corporation and Chiron Holdings GP, Inc., dated November 4, 2011.
†10.46	Services Agreement by and between Chiron Holdings GP, Inc. and Apax Partners, L.P., dated November 4, 2011.
†10.47	Services Agreement by and between Chiron Holdings GP, Inc. and CPPIB Equity Investments Inc., dated November 4, 2011.
†10.48	Services Agreement by and between Chiron Holdings GP, Inc. and Datura Private Investments Inc., dated November 4, 2011.
†21.1	Subsidiaries of the Registrant
†31.1	Certification of Principal Executive Officers Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†32.1	Certification of Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016
†32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 1, 2016

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).