Form 10-Q
period 2016-03-31
Acelity L.P. Inc.
filed 2016-05-04
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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
These forward-looking statements are only predictions, not historical facts, and involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors.” You should consider each of the risk factors and uncertainties under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this report. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this report, whether as a result of new information, future events or otherwise.
TRADEMARKS, SERVICE MARKS AND COPYRIGHTS
We own a number of registered and common law trademarks and pending applications for trademark registrations in the United States and other countries, primarily through our subsidiaries (including KCI Licensing, Inc., LifeCell and Systagenix Wound Management IP Co B.V.), including: ABThera Open Abdomen Negative Pressure Therapy, AlloDerm Regenerative Tissue Matrix, AlloDerm RTU Regenerative Tissue Matrix, Strattice Reconstructive Tissue Matrix, Revolve System, Prevena Incision Management System, PROMOGRAN Matrix Wound Dressing, TIELLE Hydropolymer Adhesive Dressing, ADAPTIC Non-Adhering Dressing, V.A.C. Therapy, V.A.C. GranuFoam Dressing, CelluTome Epidermal Harvesting System, SNaP Therapy System and iOn Healing Mobile App. Unless otherwise indicated, all trademarks appearing in this Quarterly Report on Form 10-Q are proprietary to us, our affiliates and/or licensors. This Quarterly Report on Form 10-Q also contains trademarks, trade names and service marks of other companies, which to our knowledge are the property of their respective owners. For example, 3M Tegaderm is a licensed trademark of 3M Company; GRAFTJACKET is a licensed trademark of Wright Medical Technology Inc.; and Prontosan Wound Irrigation Solution is a licensed trademark of B. Braun Medical, Inc. Solely for convenience, the trademarks, tradenames and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ and SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$223,616	$88,409
Accounts receivable, net	419,883	413,531
Inventories, net	188,800	181,309
Deferred income taxes	43,781	74,521
Prepaid expenses and other	29,864	34,985
Total current assets	905,944	792,755

Net property, plant and equipment	266,008	273,076
Deferred income taxes	24,262	29,909
Goodwill	3,406,475	3,405,823
Identifiable intangible assets, net	2,178,864	2,219,088
Other non-current assets	4,647	6,104
	$6,786,200	$6,726,755

Liabilities and Equity:
Current liabilities:
Accounts payable	$52,666	$57,910
Accrued expenses and other	420,204	373,440
Current installments of long-term debt	22,258	22,130
Income taxes payable	8,837	3,561
Deferred income taxes	113,595	113,595
Total current liabilities	617,560	570,636

Long-term debt, net of current installments, discount and debt issuance costs	4,820,113	4,720,363
Non-current tax liabilities	33,694	34,833
Deferred income taxes	698,471	760,737
Other non-current liabilities	34,609	37,021
Total liabilities	6,204,447	6,123,590
Equity:
General partner’s capital	—	—
Limited partners’ capital	597,389	622,899
Accumulated other comprehensive loss, net	(15,636)	(19,734)
Total equity	581,753	603,165
	$6,786,200	$6,726,755

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenue:
Rental	$170,099	$172,839
Sales	281,267	271,211
Total revenue	451,366	444,050

Rental expenses	74,895	78,178
Cost of sales	78,579	73,414
Gross profit	297,892	292,458

Selling, general and administrative expenses	164,444	147,763
Research and development expenses	13,978	14,678
Acquired intangible asset amortization	42,202	45,877
Operating earnings	77,268	84,140

Interest income and other	107	147
Interest expense	(108,552)	(104,726)
Loss on extinguishment of debt	(3,609)	—
Foreign currency gain (loss)	(4,330)	19,400
Derivative instruments loss	(682)	(3,348)
Loss before income tax expense (benefit)	(39,798)	(4,387)
Income tax expense (benefit)	(13,823)	144
Net loss	$(25,975)	$(4,531)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended March 31,
	2016	2015

Net loss	$(25,975)	$(4,531)
Foreign currency translation adjustment, net of tax benefit (expense) of $755 in 2016 and ($635) in 2015	4,098	(7,071)
Total comprehensive loss	$(21,877)	$(11,602)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(25,975)	$(4,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt issuance costs and discount	10,107	9,968
Depreciation and other amortization	64,734	66,331
Loss on disposition of assets	576	678
Amortization of fair value step-up in inventory	164	—
Provision for bad debt	2,183	1,827
Loss on extinguishment of debt	3,609	—
Equity-based compensation expense	768	535
Deferred income tax benefit	(24,076)	(11,971)
Unrealized gain on derivative instruments	(2,812)	(315)
Unrealized loss (gain) on foreign currency	5,327	(32,429)
Change in assets and liabilities:
Decrease (increase) in accounts receivable, net	(7,694)	5,362
Increase in inventories, net	(416)	(3,666)
Decrease (increase) in prepaid expenses and other	5,121	(774)
Increase (decrease) in accounts payable	(5,183)	4,363
Increase in accrued expenses and other	49,438	56,048
Increase (decrease) in tax liabilities, net	2,314	11,525
Net cash provided by operating activities	78,185	102,951

Cash flows from investing activities:
Additions to property, plant and equipment	(17,467)	(10,491)
Increase in inventory to be converted into equipment for short-term rental	(983)	(3,356)
Dispositions of property, plant and equipment	2	—
Increase in identifiable intangible assets and other non-current assets	(1,129)	(1,821)
Net cash used by investing activities	(19,577)	(15,668)

Cash flows from financing activities:
Distribution to limited partners	—	(55)
Settlement of profits interest units	(217)	(517)
Proceeds from first lien senior secured notes	400,000	—
Repayments of long-term debt and capital lease obligations	(317,731)	(6,415)
Debt issuance costs	(8,407)	(6,256)
Net cash provided (used) by financing activities	73,645	(13,243)
Effect of exchange rate changes on cash and cash equivalents	2,954	(7,072)
Net increase in cash and cash equivalents	135,207	66,968
Cash and cash equivalents, beginning of period	88,409	183,541
Cash and cash equivalents, end of period	$223,616	$250,509

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

NOTE 1.     Summary of Significant Accounting Policies

(a)   Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP” or “the Codification”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information necessary for a fair presentation of results of operations, financial position and cash flows in conformity with GAAP. Operating results from interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of our results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the 2016 presentation.

The Company has two reportable operating segments: Advanced Wound Therapeutics and Regenerative Medicine. We also have other revenue which consists of contract manufacturing operations performed at our manufacturing facility in Gargrave, England.

The condensed consolidated financial statements appearing in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(b)   Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. We do not use financial instruments for speculative or trading purposes. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. As of March 31, 2016, our interest rate derivatives have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of March 31, 2016, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements in notional amounts totaling $459.3 million each. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

We maintain cash and cash equivalents with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits bear minimal credit risk as they are maintained at financial institutions of reputable credit and generally may be redeemed upon demand.

(d)   Recently Adopted Accounting Standards

In January 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement -Extraordinary and Unusual Items (Subtopic 225-20)." The objective of this ASU is to simplify the income statement presentation requirements in Subtopic 225-20 by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The Company adopted this ASU effective January 1, 2016. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

On February 18, 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." This update provides a revised consolidation model for all reporting entities to use in evaluating whether they should consolidate certain legal entities. All legal entities will be subject to reevaluation under this revised consolidation model. The revised consolidation model, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The Company adopted this ASU effective January 1, 2016. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)." The objective of this ASU was to simplify the presentation of debt issuance costs in the balance sheet by requiring the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of a deferred charge. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. The Company adopted this ASU effective January 1, 2016, resulting in a $54.7 million retrospective reduction of both our non-current assets and long-term debt, net of current installments, discount and debt issuance costs, as of December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU also require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this ASU effective January 1, 2016. The adoption of this update did not have a material impact on our results of operations, financial position or disclosures.

(e)   Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts”. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, “Property, Plant, and Equipment”, and intangible assets within the scope of Topic 350, “Intangibles-Goodwill and Other”) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The standard may be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has not selected a transition method and we are evaluating ASU No. 2014-09 to determine if it will have a material effect on our results of operations, financial position or disclosures.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU amends existing guidance related to the recognition, measurement, presentation, and disclosure of financial instruments. The ASU eliminates the existing requirement to disclose the methods and significant assumptions used to estimate the fair value required to be disclosed for financial instruments measured at amortized cost on the balance sheet, instead requiring entities to disclose the fair value of these financial instruments using the exit price. This ASU also requires an entity that elects to measure a liability at fair value to present separately in other comprehensive income the portion of the total change in the liability’s fair value that is due to a change in credit risk specifically related to the financial instrument. Additionally, this ASU requires that financial assets and financial liabilities be presented separately by measurement category and form of financial asset on the balance sheet or in the notes to the financial statements. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is only permitted for separate presentation in other comprehensive income as of the beginning of the fiscal year of adoption. The standard should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The objective of this ASU is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and increasing disclosure requirements to include key information about leasing arrangements. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. When measuring assets and liabilities arising from a lease, a lessee should include payments to be made in optional periods, and optional payments to purchase, only if the lessee is reasonably certain to exercise the option. This new guidance continues to differentiate between finance leases and operating leases; there have been no significant changes in the recognition, measurement, and presentation of expenses and cash flows. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The standard must be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating this update.

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments,” which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. This amendment requires an entity to assess the embedded call (put) options solely in accordance with the four-step decision sequence. Additionally, this ASU clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is one of the criteria for bifurcating an embedded derivative. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted, including in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The standard should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” When another party is involved in providing goods or services to a customer, this ASU provides additional guidance for entities in determining whether the nature of its promise is to provide that good or service to the customer (i.e. the entity is the principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is the agent). This amendment clarifies that an entity determine whether it is a principal or an agent for each specified good or service promised to a customer and determine the nature of each specified good or service. The effective date and transition for this ASU is the same as ASU 2014-09. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted, however an entity must adopt all of the amendments in the same period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. Transition guidance is dependent on the individual amendment within the update. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” This standard clarifies the guidance in ASU 2014-09 for entities in identifying performance obligations, and the licensing implementation guidance. The ASU clarifies that an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial to the contract. This update also allows entities to make a policy election to account for shipping and handling occurring after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than an additional promise. Additionally, the update includes clarification on whether an entity’s promise to grant a customer a license to intellectual property that has a significant standalone functionality or symbolic intellectual property, that does not have significant standalone functionality, include support during the license period. The effective date and transition for this ASU is the same as ASU 2014-09. The Company is evaluating this update, however we do not anticipate that the adoption of this guidance will have a material impact on our results of operations, financial position or disclosures.

(f)   Other Significant Accounting Policies

For further information on our significant accounting policies, see Note 1 of the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

NOTE 2.     Acquisitions and Divestitures

Acquisitions

Spiracur Inc.

On December 1, 2015, we closed the acquisition of the SNaP business from Spiracur Inc., expanding our offering in disposable, portable, mechanical negative pressure wound therapy ("NPWT") technology, and allowing our sales and service channels to accelerate the expansion of the SNaP Therapy System to patients and their care teams around the world who need access to NPWT devices. The aggregate purchase price of this acquisition was $42.5 million, all of which was paid in cash. The allocation of the purchase price to the tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date using the income approach. The excess of the purchase price over the identifiable intangible and net tangible assets was allocated to goodwill, which is not deductible for tax purposes. Goodwill recognized was primarily attributable to potential operational synergies related to overhead cost reductions. The purchase price allocation is preliminary, pending the final determination of the fair value of certain assumed assets and liabilities. As these issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change to goodwill. Adjustments to these estimates will be included in the final allocation of the purchase price.

The consolidated financial statements include the results of operations from this business combination from the date of the acquisition. Had the transaction occurred at the beginning of fiscal 2015, consolidated results of operations would not have differed materially from reported results.

The following table represents the preliminary allocation of the purchase price ($ in thousands):

	December 31, 2015	Adjustments	March 31, 2016
Goodwill	$27,525	$652	$28,177
Identifiable intangible assets:
Customer relationships	5,800		5,800
Developed technology	6,400		6,400
Tradenames	2,400		2,400
Tangible assets acquired and liabilities assumed:
Inventories	1,741		1,741
Other current assets	125		125
Property, plant and equipment	250		250
Current liabilities	(713)	(1,639)	(2,352)
Other non-current liabilities	(987)	987	—
Total purchase price	$42,541	$—	$42,541

Purchase accounting rules require that as certain pre-acquisition issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of assumed liabilities.

Divestitures

There were no divestitures during the three months ended March 31, 2016.

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Gross trade accounts receivable:
Billed trade accounts receivable	$440,710	$429,556
Unbilled receivables	42,032	48,795
Less: Allowance for revenue adjustments	(62,767)	(66,868)
Gross trade accounts receivable	419,975	411,483
Less: Allowance for bad debt	(12,425)	(11,372)
Net trade accounts receivable	407,550	400,111
Other receivables	12,333	13,420
	$419,883	$413,531

(b)       Inventories, net

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods and tissue available for distribution	$139,589	$133,293
Goods and tissue in-process	13,677	9,778
Raw materials, supplies, parts and unprocessed tissue	65,767	67,433
	219,033	210,504
Less: Amounts expected to be converted into equipment for short-term rental	(10,580)	(9,597)
Reserve for excess and obsolete inventory	(19,653)	(19,598)
	$188,800	$181,309

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015

Senior Dollar Term E-1 Credit Facility – due 2018	$1,902,907	$1,907,774
Senior Euro Term E-1 Credit Facility – due 2018	272,784	260,946
Senior Term E-2 Credit Facility – due 2016 (1)	—	312,166
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
7.875% First Lien Senior Secured Notes due 2021	400,000	—
Notional amount of debt	4,937,691	4,842,886

Senior Dollar Term E-1 Credit Facility Discount, net of accretion	(18,670)	(20,792)
Senior Euro Term E-1 Credit Facility Discount, net of accretion	(4,919)	(5,224)
Senior Term E-2 Credit Facility Discount, net of accretion	—	(1,770)
Second Lien Senior Secured Notes Discount, net of accretion	(14,533)	(15,729)
Senior Unsecured Notes Discount, net of accretion	(2,113)	(2,227)
Net discount on debt	(40,235)	(45,742)

Net debt issuance costs	(55,085)	(54,651)

Total debt, net of discount and debt issuance costs	4,842,371	4,742,493
Less: Current installments	(22,258)	(22,130)
	$4,820,113	$4,720,363

(1)	All amounts outstanding under the Senior Term E-2 Credit Facility were paid in full on February 9, 2016 with proceeds from the offering of the 7.875% First Lien Senior Secured Notes due 2021.

Senior Secured Credit Facilities

Our senior secured credit facilities (the “Senior Secured Credit Facilities”) includes a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At March 31, 2016 and December 31, 2015, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facilities of $37.9 million and $38.2 million, respectively. In addition, we had $7.7 million and $8.5 million of letters of credit issued by a bank not party to the Senior Secured Credit Facilities as of March 31, 2016 and December 31, 2015, respectively. The capacity of the Revolving Credit Facility is reduced for the $37.9 million and $38.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facilities as of March 31, 2016 and December 31, 2015, respectively. The resulting availability under the Revolving Credit Facility was $162.1 million and $161.8 million at March 31, 2016 and December 31, 2015, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

On February 9, 2016, we entered into Amendment No. 7 to the Senior Secured Credit Facilities. Pursuant to Amendment No. 7, among other things, the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility was extended to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8 to the Senior Secured Credit Facilities. In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

7.875% First Lien Senior Secured Notes

On February 9, 2016, Kinetic Concepts, Inc. and KCI USA, Inc., each a wholly-owned subsidiary of Acelity L.P. Inc. (together, the "First Lien Notes Issuers") issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured notes due 2021 (the "First Lien Notes").

Interest. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semiannually in arrears on each February 15 and August 15, beginning on August 15, 2016. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

Collateral. The First Lien Notes are secured on a first priority basis by a perfected security interest in substantially all of the First Lien Notes Issuers' and the guarantors' tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Acelity L.P. Inc.'s direct and indirect wholly-owned material restricted subsidiaries, including the First Lien Notes Issuers (limited, in the case of foreign subsidiaries and domestic foreign holding companies, to 65% of the voting capital stock of material foreign subsidiaries and domestic foreign holding companies). The liens securing the first lien notes are subject to permitted liens.

Guarantors. Our obligations under the First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the 10.5% Second Lien Senior Secured Notes due 2018 (the "Second Lien Notes") and the 12.5% Senior Unsecured Notes due 2019 (together with the Second Lien Notes, the "Existing Notes").

Maturity. The First Lien Notes will mature on February 15, 2021.

Covenants. The indenture governing the First Lien Notes contains covenants customary for similar transactions, including limitations or restrictions on our ability to:

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

Optional Redemption. At any time prior to February 15, 2018, the First Lien Notes Issuers, at their option, may redeem up to 40% of the aggregate principal amount of the First Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.875% of the aggregate principal amount of the First Lien Notes being redeemed plus accrued and unpaid interest, if any.

At any time prior to February 15, 2018, the First Lien Notes Issuers, at their option, may redeem all or part of the First Lien Notes at a redemption price equal to 100% of the aggregate principal amount of the First Lien Notes to be redeemed, plus a make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

At any time on or after February 15, 2018, the First Lien Notes Issuers may redeem the First Lien Notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on February 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Price
2018	103.938%
2019	101.969%
2020 and thereafter	100.000%

Change of Control. If First Lien Notes Issuers experience certain kinds of changes of control specified in the indenture governing the First Lien Notes, the First Lien Notes Issuers will be required to offer to repurchase the First Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

Events of Default. The indenture governing the First Lien Notes contains events of default (subject in certain cases to customary grace and cure periods) including, but not limited to, failure to pay principal or interest, breach of covenants, payment defaults or acceleration of other indebtedness, a bankruptcy or similar proceeding being instituted by or against us, rendering of certain monetary judgments against us, and impairments of loan documentation or security.

Registration. The First Lien Notes and related guarantees have not been and will not be registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.

Covenants

As of March 31, 2016, we were in compliance with the covenants under the credit agreement governing our Senior Secured Credit Facilities and indentures governing the First Lien Notes and the Existing Notes.

For further information on our long-term debt, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Interest Rate Protection

At March 31, 2016 and December 31, 2015, we were party to three interest rate swap agreements which are used to convert a portion of our outstanding variable rate debt to a fixed rate basis. These agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $1.7 million to $1.8 million until maturity.

The following table summarizes our interest rate swap agreements (dollars in thousands):

Effective Dates	Outstanding Notional Amount	Fixed Interest Rate
12/31/13-12/31/16	$459,333	2.256%
12/31/13-12/31/16	$459,333	2.249%
12/31/13-12/31/16	$459,333	2.250%

In April 2016, we entered into three additional interest rate swap agreements to convert $1.165 billion of our variable-rate debt to a fixed-rate basis, which become effective in December 2016. These agreements have been designated as cash flow hedge instruments. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $4.4 million to $84.5 million until maturity.

Foreign Currency Exchange Rate Mitigation

At March 31, 2016 and December 31, 2015, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt, approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt was $2.164 billion and $2.700 billion, respectively, at March 31, 2016. The fair value of our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt was $2.400 billion and $2.257 billion, respectively, at December 31, 2015. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		March 31, 2016	December 31, 2015		March 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$9,431	$12,243
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	—	—
Total derivatives		$—	$—		$9,431	$12,243

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended March 31,
	2016	2015
Interest rate swap agreements	$(682)	$(3,348)
Foreign currency exchange contracts	—	—
	$(682)	$(3,348)

Certain of our derivative instruments contain provisions that require compliance with the restrictive covenants of our Senior Secured Credit Facilities. For further information regarding the restrictive covenants of credit facilities, see Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on March 31, 2016, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at March 31, 2016 or December 31, 2015.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2015	$(19,734)	$(19,734)
Foreign currency translation adjustment, net of tax benefit of $755	4,098	4,098
Balances at March 31, 2016	$(15,636)	$(15,636)

During the three months ended March 31, 2016, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

In September 2013, LifeNet Health ("LifeNet") filed suit against LifeCell Corporation ("LifeCell") in the U.S. District Court for the Eastern District of Virginia, Norfolk Division. LifeNet alleged that two LifeCell products, Strattice and AlloDerm Ready to Use, infringe LifeNet’s U.S. Patent No. 6,569,200, or the ‘200 Patent. On November 18, 2014, a jury found that the ‘200 Patent was not invalid and was infringed and further awarded LifeNet a lump sum damages amount of $34.7 million. As a result of this decision, we recorded a liability of $34.7 million in the fourth quarter of 2014. We disagree with the result at this stage in the litigation and believe that LifeCell’s defenses to the claims are meritorious. LifeCell will continue to vigorously assert its defenses during the appeal stages of this litigation and intends to defend any further claims by LifeNet. LifeCell has filed an appeal in the U.S. Federal Circuit Court of Appeals in Washington D.C. on multiple grounds. The hearing before the Federal Circuit Court of Appeals was held in March 2016. In September 2015, LifeCell filed suit against LifeNet in the U.S. District Court for the District of New Jersey seeking declaratory judgment that LifeCell’s products do not infringe U.S. Patent No. 9,125,971, or the ‘971 Patent, which was issued to LifeNet the same day. In February 2016, a magistrate judge ordered the case transferred to Virginia, which LifeCell is appealing. LifeCell also filed a petition with United States Patent and Trademark Office to invalidate the ‘971 Patent. The ‘971 Patent is a continuation of the ‘200 Patent.

Products Liability Litigation

LifeCell is a defendant in approximately 355 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Discovery was completed in four bellwether cases. In August 2015, LifeCell was successful in obtaining a summary judgment resulting in the dismissal of two of the four bellwether cases, and the dismissal of the design defect claims in the remaining two bellwether cases. The plaintiffs have appealed these decisions. Trial of the first remaining bellwether case has been postponed and has not yet been rescheduled. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will defend against these suits vigorously. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell has been named as a defendant in approximately 258 lawsuits in state and U.S. federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 254 LifeCell cases filed in two consolidated dockets in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district U.S. federal case in West Virginia that is proceeding very slowly. LifeCell has been named, but not served, in 12 cases with multiple plaintiffs and defendants in St. Louis, Missouri State court. The St. Louis cases are aimed at the entire pelvic mesh industry and it is unknown at this time if Repliform was actually implanted in any of the plaintiffs. The two remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General, or OIG, seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors, or DME MACs. KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints contend that KCI violated the federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs and seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds. In 2012, the District Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases were appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the District Court’s dismissal of the suits and remanded the cases back to the District Court for further proceedings. We believe that our defenses to the claims in the Hartpence and Godecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

We also are subject to routine pre-payment and post-payment audits of durable medical equipment (“DME”) claims submitted to Medicare. These audits typically involve a complex medical review, by Medicare or its designated contractors and representatives, of documentation supporting the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to obtain the written medical record in advance of therapy as long as the underlying medical records reported to us support the coverage criteria and medical necessity information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims, we could be subject to denial or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that an audit results in major discrepancies of claims records which lacked proof of medical necessity, Medicare may be entitled to take additional corrective measures, including: extrapolation of the results of the audit across a wider population of claims, submitting recoupment demands for claims other than those examined in the audit, or placing the organization on a full prepayment review. Over the twelve month period ended March 31, 2016, these audits have averaged approximately 12% of our claims. While eventually receiving payment on a high percent of the claims subject to these audits, payment timeliness may range from a few months up to a year resulting in increasing Medicare accounts receivable balances.

On June 30, 2014, KCI entered into a settlement agreement with Wake Forest  University Health Sciences to fully and finally resolve the historical patent and royalty disputes between them relating to negative pressure wound therapy. As of March 31, 2016, the accompanying consolidated balance sheet included $83.8 million under the caption “accrued expenses and other” and $28.0 million under the caption “other non-current liabilities” representing the net present value of remaining payments under the settlement agreement discounted using our incremental borrowing rate as the discount rate.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
Advanced Wound Therapeutics	$339,042	$337,259
Regenerative Medicine	109,874	104,169
Other operations (1)	2,450	2,622
Total revenue	$451,366	$444,050

Operating earnings:
Advanced Wound Therapeutics	$99,664	$112,885
Regenerative Medicine	39,275	34,019
Other operations (1)	551	447
Non-allocated costs:
General headquarter expense (2)	(1,568)	(1,423)
Equity-based compensation	(768)	(535)
Business optimization and transaction-related expenses (3)	(17,685)	(15,376)
Acquired intangible asset amortization (4)	(42,201)	(45,877)
Total non-allocated costs	(62,222)	(63,211)
Total operating earnings	$77,268	$84,140

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England.

(2)	Represents general headquarter expenses not allocated to the individual segments, including depreciation associated with our purchase accounting fixed asset step up to fair value.

(3)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(4)	Represents amortization of acquired intangible assets related to our 2011 LBO, our acquisition of Systagenix in October 2013 and other technology acquisitions.

NOTE 9.     Guarantor Condensed Consolidating Financial Statements

Our First Lien Notes and Existing Notes are fully and unconditionally guaranteed, jointly and severally, by us and each of our material 100% owned subsidiaries, other than the subsidiaries that are co-issuers of the notes, foreign subsidiaries and subsidiaries whose only assets are investments in foreign subsidiaries. The non-guarantor subsidiaries do not have any payment obligations under the First Lien Notes or Existing Notes. Subject to the terms of the First Lien Notes and Existing Notes indentures, the guarantee of a subsidiary guarantor will terminate upon:

(1)
a sale or other disposition (including by way of consolidation or merger) of the capital stock of such guarantor or the sale or disposition of all or substantially all the assets of such subsidiary guarantor (other than to the Company or a restricted subsidiary) otherwise permitted by the First Lien Notes or Existing Notes indentures,

(2)
the designation in accordance with the First Lien Notes or Existing Notes indenture of the guarantor as an unrestricted subsidiary or the occurrence of any event after which the guarantor is no longer a restricted subsidiary,

(3)	defeasance or discharge of the First Lien Notes or Existing Notes, or

(4)	the achievement of investment grade status by the First Lien Notes or Existing Notes; provided that such guarantee shall be reinstated upon the reversion date.
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the First Lien Notes and Existing Notes indentures will not guarantee the First Lien Notes or Existing Notes. As of March 31, 2016, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
March 31, 2016
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$66,900	$7,458	$148,860	$—	$223,616
Accounts receivable, net	—	199,611	61,760	158,512	—	419,883
Inventories, net	—	88,390	115,886	112,654	(128,130)	188,800
Deferred income taxes	—	49,794	8,286	—	(14,299)	43,781
Prepaid expenses and other	—	12,504	3,771	244,835	(231,246)	29,864
Intercompany receivables	166	2,128,300	2,871,122	71,087	(5,070,675)	—
Total current assets	564	2,545,499	3,068,283	735,948	(5,444,350)	905,944
Net property, plant and equipment	—	297,632	59,575	119,019	(210,218)	266,008
Deferred income taxes	—	—	—	24,262	—	24,262
Goodwill	—	2,511,417	732,138	162,920	—	3,406,475
Identifiable intangible assets, net	—	239,052	1,686,938	252,874	—	2,178,864
Other non-current assets	—	1,115	282	3,250	—	4,647
Intercompany loan receivables	—	735,000	439,937	—	(1,174,937)	—
Intercompany investments	592,430	428,232	—	—	(1,020,662)	—
	$592,994	$6,757,947	$5,987,153	$1,298,273	$(7,850,167)	$6,786,200

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$15,452	$13,680	$23,534	$—	$52,666
Accrued expenses and other	—	287,448	253,676	66,391	(187,311)	420,204
Intercompany payables	10,332	1,801,863	2,745,691	512,789	(5,070,675)	—
Current installments of long-term debt	—	22,258	—	—	—	22,258
Income taxes payable	—	—	5,159	4,284	(606)	8,837
Deferred income taxes	—	—	113,595	14,299	(14,299)	113,595
Total current liabilities	10,332	2,127,021	3,131,801	621,297	(5,272,891)	617,560
Long-term debt, net of current installments, discount and debt issuance costs	—	4,820,113	—	—	—	4,820,113
Non-current tax liabilities	—	15,259	15,287	3,148	—	33,694
Deferred income taxes	—	55,359	603,250	39,862	—	698,471
Other non-current liabilities	909	28,451	2,459	2,790	—	34,609
Intercompany loan payables	—	435,607	735,000	4,330	(1,174,937)	—
Intercompany advance	—	—	1,241	—	(1,241)	—
Total liabilities	11,241	7,481,810	4,489,038	671,427	(6,449,069)	6,204,447

Total equity	581,753	(723,863)	1,498,115	626,846	(1,401,098)	581,753
	$592,994	$6,757,947	$5,987,153	$1,298,273	$(7,850,167)	$6,786,200

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2015
(in thousands)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$12,859	$4,919	$70,233	$—	$88,409
Accounts receivable, net	—	202,377	58,080	153,074	—	413,531
Inventories, net	—	89,929	87,519	104,904	(101,043)	181,309
Deferred income taxes	—	66,235	8,286	—	—	74,521
Prepaid expenses and other	—	15,199	7,519	244,833	(232,566)	34,985
Intercompany receivables	166	2,098,061	2,828,639	16,279	(4,943,145)	—
Total current assets	564	2,484,660	2,994,962	589,323	(5,276,754)	792,755
Net property, plant and equipment	—	294,855	59,833	127,858	(209,470)	273,076
Deferred income taxes	—	—	—	29,909	—	29,909
Goodwill	—	2,510,765	732,138	162,920	—	3,405,823
Identifiable intangible assets, net	—	250,635	1,704,521	263,932	—	2,219,088
Other non-current assets	—	1,029	282	4,793	—	6,104
Intercompany loan receivables	—	740,000	436,432	—	(1,176,432)	—
Intercompany investments	613,540	353,768	—	—	(967,308)	—
	$614,104	$6,635,712	$5,928,168	$1,178,735	$(7,629,964)	$6,726,755

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$18,013	$14,129	$25,768	$—	$57,910
Accrued expenses and other	—	234,036	260,404	68,207	(189,207)	373,440
Intercompany payables	10,115	1,730,435	2,689,502	513,093	(4,943,145)	—
Current installments of long-term debt	—	22,130	—	—	—	22,130
Income taxes payable	—	—	—	3,561	—	3,561
Deferred income taxes	—	—	113,595	—	—	113,595
Total current liabilities	10,115	2,004,614	3,077,630	610,629	(5,132,352)	570,636
Long-term debt, net of current installments, discount and debt issuance costs	—	4,720,363	—	—	—	4,720,363
Non-current tax liabilities	—	15,046	14,965	4,822	—	34,833
Deferred income taxes	—	110,076	609,281	41,380	—	760,737
Other non-current liabilities	824	29,079	4,472	2,646	—	37,021
Intercompany loan payables	—	432,545	740,000	3,887	(1,176,432)	—
Intercompany advance	—	—	70,045	—	(70,045)	—
Total liabilities	10,939	7,311,723	4,516,393	663,364	(6,378,829)	6,123,590

Total equity	603,165	(676,011)	1,411,775	515,371	(1,251,135)	603,165
	$614,104	$6,635,712	$5,928,168	$1,178,735	$(7,629,964)	$6,726,755

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2016
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$150,420	$—	$19,679	$—	$170,099
Sales	—	90,781	245,943	251,262	(306,719)	281,267
Total revenue	—	241,201	245,943	270,941	(306,719)	451,366
Rental expenses	20	81,488	176	35,951	(42,740)	74,895
Cost of sales	—	99,612	160,795	92,681	(274,509)	78,579
Gross profit (loss)	(20)	60,101	84,972	142,309	10,530	297,892
Selling, general and administrative expenses	748	80,974	42,374	40,733	(385)	164,444
Research and development expenses	—	5,764	5,019	3,195	—	13,978
Acquired intangible asset amortization	—	11,584	19,364	11,254	—	42,202
Operating earnings (loss)	(768)	(38,221)	18,215	87,127	10,915	77,268
Non-operating intercompany transactions	—	(1,402)	6,713	(5,352)	41	—
Interest income and other	—	16,508	7,617	71	(24,089)	107
Interest expense	—	(116,088)	(16,537)	(16)	24,089	(108,552)
Loss on extinguishment of debt	—	(3,609)	—	—	—	(3,609)
Foreign currency gain (loss)	—	(13,044)	737	7,977	—	(4,330)
Derivative instruments loss	—	(682)	—	—	—	(682)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(768)	(156,538)	16,745	89,807	10,956	(39,798)
Income tax expense (benefit)	—	(33,980)	(846)	21,003	—	(13,823)
Earnings (loss) before equity in earnings (loss) of subsidiaries	(768)	(122,558)	17,591	68,804	10,956	(25,975)
Equity in earnings (loss) of subsidiaries	(25,207)	74,464	68,804	—	(118,061)	—
Net earnings (loss)	$(25,975)	$(48,094)	$86,395	$68,804	$(107,105)	$(25,975)
Total comprehensive income (loss)	$(21,877)	$(43,996)	$90,493	$72,902	$(119,399)	$(21,877)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended March 31, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$149,698	$—	$23,141	$—	$172,839
Sales	—	83,737	239,691	229,663	(281,880)	271,211
Total revenue	—	233,435	239,691	252,804	(281,880)	444,050
Rental expenses	21	75,873	3,467	41,365	(42,548)	78,178
Cost of sales	43	89,496	159,253	87,974	(263,352)	73,414
Gross profit (loss)	(64)	68,066	76,971	123,465	24,020	292,458
Selling, general and administrative expenses	471	68,519	36,716	42,308	(251)	147,763
Research and development expenses	—	5,617	4,896	4,165	—	14,678
Acquired intangible asset amortization	—	13,880	19,456	12,541	—	45,877
Operating earnings (loss)	(535)	(19,950)	15,903	64,451	24,271	84,140
Non-operating intercompany transactions	—	(1,682)	30,849	(29,190)	23	—
Interest income and other	—	16,762	3,063	103	(19,781)	147
Interest expense	—	(107,782)	(16,718)	(7)	19,781	(104,726)
Foreign currency gain (loss)	—	35,006	(1,593)	(14,013)	—	19,400
Derivative instruments loss	—	(3,348)	—	—	—	(3,348)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(535)	(80,994)	31,504	21,344	24,294	(4,387)
Income tax expense (benefit)	—	415	141	(412)	—	144
Earnings (loss) before equity in earnings (loss) of subsidiaries	(535)	(81,409)	31,363	21,756	24,294	(4,531)
Equity in earnings (loss) of subsidiaries	(3,996)	48,953	21,756	—	(66,713)	—
Net earnings (loss)	$(4,531)	$(32,456)	$53,119	$21,756	$(42,419)	$(4,531)
Total comprehensive income (loss)	$(11,602)	$(39,527)	$46,048	$14,685	$(21,206)	$(11,602)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2016
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(25,975)	$(48,094)	$86,395	$68,804	$(107,105)	$(25,975)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	985	144,348	(389)	(23,268)	(17,516)	104,160
Net cash provided (used) by operating activities	(24,990)	96,254	86,006	45,536	(124,621)	78,185
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(49,827)	(3,842)	(10,099)	45,320	(18,448)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(88)	(2,260)	1,219	—	(1,129)
Net cash provided (used) by investing activities	—	(49,915)	(6,102)	(8,880)	45,320	(19,577)
Cash flows from financing activities:
Settlement of profits interest units	(217)	—	—	—	—	(217)
Proceeds from first lien senior secured notes	—	400,000	—	—	—	400,000
Repayments of long-term debt and capital lease obligations	—	(317,731)	—	—	—	(317,731)
Debt issuance costs	—	(8,407)	—	—	—	(8,407)
Proceeds (payments) on intercompany loans	—	8,062	(8,505)	443	—	—
Proceeds (payments) on intercompany investments	25,207	(74,222)	(68,860)	38,574	79,301	—
Net cash provided (used) by financing activities	24,990	7,702	(77,365)	39,017	79,301	73,645
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,954	—	2,954
Net increase (decrease) in cash and cash equivalents	—	54,041	2,539	78,627	—	135,207
Cash and cash equivalents, beginning of period	398	12,859	4,919	70,233	—	88,409
Cash and cash equivalents, end of period	$398	$66,900	$7,458	$148,860	$—	$223,616

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the three months ended March 31, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(4,531)	$(32,456)	$53,119	$21,756	$(42,419)	$(4,531)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	1,107	48,156	52,609	15,657	(10,047)	107,482
Net cash provided (used) by operating activities	(3,424)	15,700	105,728	37,413	(52,466)	102,951
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(26,027)	(2,356)	(1,082)	15,618	(13,847)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(130)	(1,820)	129	—	(1,821)
Net cash provided (used) by investing activities	—	(26,157)	(4,176)	(953)	15,618	(15,668)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of profits interest units	(517)	—	—	—	—	(517)
Repayments of long-term debt and capital lease obligations	—	(6,446)	—	31	—	(6,415)
Payment of debt issuance costs	—	(6,256)	—	—	—	(6,256)
Proceeds (payments) on intercompany loans	—	8,063	(6,770)	(1,293)	—	—
Proceeds (payments) on intercompany investments	3,996	24,124	(96,281)	31,313	36,848	—
Net cash provided (used) by financing activities	3,424	19,485	(103,051)	30,051	36,848	(13,243)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,072)	—	(7,072)
Net increase (decrease) in cash and cash equivalents	—	9,028	(1,499)	59,439	—	66,968
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$50,055	$—	$200,056	$—	$250,509

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in our “Risk Factors” (Part II, Item 1A.), including those previously disseminated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
OVERVIEW

We are a leading global medical technology company committed to the development and commercialization of advanced wound care and regenerative medicine solutions. We were formed by uniting the strengths of three organizations, KCI, Systagenix and LifeCell, into our two business segments: Advanced Wound Therapeutics ("AWT") and Regenerative Medicine. Our mission is to change the clinical practice of medicine with solutions that speed healing, reduce complications, create economic value and improve patients’ lives. We offer a broad range of products that can be used across clinical applications, care settings and clinician groups to accelerate soft tissue healing, improve clinical outcomes and reduce overall costs of care. Our product offerings are backed by an extensive body of scientific, clinical and economic outcomes, data that demonstrate the clinical efficacy and value proposition of our products. By offering a range of complementary solutions that are often used together or in sequence across multiple care settings, we are able to address patients’ needs throughout the healing process and offer healthcare providers a single source for addressing such needs.
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
We are a global company with approximately 24% of our revenues generated outside the United States for the three months ended March 31, 2016, and our products are available in approximately 80 countries. We have invested in direct sales and marketing channels and distributors in order to expand our presence in these markets to meet the needs of our customers and payers across clinical applications, care settings and clinician groups. A critical component of marketing our portfolio of solutions and services is our sales organization of approximately 1,800 professionals working across multiple care settings and specialties. This sales infrastructure enables us to market our products directly with trained medical professionals in specific care settings in the United States, Canada, Western Europe and key emerging markets. We also have established strong relationships globally with key constituencies, including hospitals, post-acute facilities, group purchasing organizations, or GPOs, payers and other key clinical and economic decision makers by offering comprehensive customer service and clinical education.
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
We expect that Medicare’s competitive bidding program and related price reductions in 2016 will further adversely impact our revenues in 2016 and 2017. Our total 2015 U.S. Medicare revenue was approximately 6.7%, or $124.6 million, of our global revenue. Of this amount, regions representing approximately $73.5 million in 2015 revenue are subject to an estimated overall price reduction of approximately 45% based on fee schedules announced by CMS in 2015, with approximately half of the reduction effective in January 2016, and the remainder effective in July 2016. In addition, our 2015 revenue from regions subject to Round Two of the competitive bidding program was approximately $43.7 million. In March 2016, CMS announced new single payment amounts, which represent average pricing reductions of approximately 13% in these regions, effective July 2016. In April 2016, we were informed that KCI was not awarded any contracts in the Round Two regions based on a technical disqualification. We plan to engage in discussions with CMS to seek reconsideration of this decision and are also evaluating various alternatives to provide continued patient access to our products in affected regions. Finally, 2015 revenue from regions subject to Round One of the competitive bidding program of $7.4 million will be subject to pricing changes resulting from the next round of the competitive bidding program, which will become effective January 2017.

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
Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this quarterly report on Form 10-Q , we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three months ended March 31,
($ in thousands)	2016	2015
Revenue:
Rental	$170,099	$172,839
Sales	281,267	271,211
Total revenue	451,366	444,050

Rental expenses	74,895	78,178
Cost of sales	78,579	73,414
Gross profit	297,892	292,458

Selling, general and administrative expenses	164,444	147,763
Research and development expenses	13,978	14,678
Acquired intangible asset amortization	42,202	45,877
Operating earnings	77,268	84,140

Interest income and other	107	147
Interest expense	(108,552)	(104,726)
Loss on extinguishment of debt	(3,609)	—
Foreign currency gain (loss)	(4,330)	19,400
Derivative instruments loss	(682)	(3,348)
Loss before income tax expense (benefit)	(39,798)	(4,387)
Income tax expense (benefit)	(13,823)	144
Net loss	$(25,975)	$(4,531)

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue:

	Three months ended March 31,
		2016		As	Constant
	2016	(constant	2015	Reported	Currency %
($ in thousands)	(GAAP)	currency)	(GAAP)	% Change	Change(1)

Advanced Wound Therapeutics revenue:
Rental	$170,099	$170,877	$172,839	(1.6)%	(1.1)%
Sales	168,943	173,610	164,420	2.8	5.6
Total – Advanced Wound Therapeutics	339,042	344,487	337,259	0.5	2.1

Regenerative Medicine revenue:
Sales	109,874	110,172	104,169	5.5	5.8

Other revenue:
Sales	2,450	2,594	2,622	(6.6)	(1.1)

Total consolidated revenue:
Rental	170,099	170,877	172,839	(1.6)	(1.1)
Sales	281,267	286,376	271,211	3.7	5.6
Total consolidated revenue	$451,366	$457,253	$444,050	1.6%	3.0%

(1) Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year.

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended March 31,
	2016	2015	Change

Advanced Wound Therapeutics revenue	75.2%	76.0%	(80)	bps
Regenerative Medicine revenue	24.3%	23.5%	80	bps
Other revenue	0.5	0.5	—	bps
Total consolidated revenue	100.0%	100.0%

Rental revenue	37.7%	38.9%	(120)	bps
Sales revenue	62.3	61.1	120	bps
Total consolidated revenue	100.0%	100.0%

AWT revenue for the first quarter of 2016 increased $1.8 million, or 0.5%, as reported on a GAAP basis, and $7.2 million, or 2.1%, on a constant currency basis, compared to the prior year period due to increased volumes in advance wound devices and strong Prevena sales. Foreign currency exchange rate movements unfavorably impacted AWT sales revenue by $4.7 million, or 2.8%, compared to the prior year period. Excluding the impact of foreign currency exchange rate movements, AWT sales revenue for the first quarter of 2016 increased $9.2 million, or 5.6%, compared to the prior year period due primarily to increased revenue from expansion products and growth internationally, partially offset by a decline in average pricing. Foreign currency exchange rate movements unfavorably impacted AWT rental revenue by $0.8 million, or 0.5%, compared to the prior year period. Excluding the impact of the foreign currency exchange rate movements, AWT rental revenue for the first quarter of 2016 decreased $2.0 million, or 1.1%, compared to the prior year period due to lower pricing, partially offset by increased rental volumes. Global AWT devices pricing and reimbursement declined approximately $8.1 million in the first quarter of 2016, compared to the prior year period. Of this decline, approximately $3.5 million related to Medicare’s durable medical equipment competitive bidding program and the U.S. government’s sequestration, which further reduced Medicare pricing.
Regenerative Medicine revenue for the first quarter of 2016 increased $5.7 million, or 5.5%, as reported on a GAAP basis, and $6.0 million, or 5.8%, on a constant currency basis, compared to the prior year period. The increase in our Regenerative Medicine revenue was primarily driven by volume growth associated with an increase in the number of breast reconstruction procedures using our Regenerative Medicine products and strong Revolve sales, partially offset by decreases in the number of procedures using abdominal wall reconstruction products as some customers continue choosing lower cost synthetic alternatives for less complex procedures.
Other revenue for the first quarter of 2016 decreased $0.2 million, as reported on a GAAP basis, and was flat on a constant currency basis, compared to the prior year period. Other revenue consists of contract manufacturing revenue from our manufacturing plant in Gargrave, England.
Gross Profit and Gross Profit Margin

The following table presents the gross profit and gross profit margin (calculated as gross profit divided by total revenue for the periods indicated:

	Three months ended March 31,
($ in thousands)	2016	2015

Gross profit	$297,892	$292,458
Gross profit margin	66.0%	65.9%

Gross profit margin increased by 10 basis points to 66.0% in the first quarter of 2016 from 65.9% in the prior year period. The increase in the gross profit margin during the first quarter of 2016 compared to the prior year period was primarily due to improved production yields, primarily in our Regenerative Medicine business, partially offset by the impact of lower pricing associated with competitive bidding and the expansion of our distributor relationships in foreign countries, which yield lower gross margins.
Cost of sales for the first quarter of 2016 benefited from improved production yields, primarily in our Regenerative Medicine business. Foreign currency exchange rate movements favorably impacted cost of sales for the first quarter of 2016 by $1.4 million compared to the prior year period.

Rental expense for the first quarter of 2016 benefited from lower sales-related expenses associated with the decrease in rental revenue. Foreign currency exchange rate movements also favorably impacted rental expenses for the first quarter of 2016 by $1.1 million compared to the prior year period.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses (“SG&A”) and the percentage relationship to total revenue:

	Three months ended March 31,
($ in thousands)	2016	2015

Selling, general and administrative expenses	$164,444	$147,763
As a percent of total revenue	36.4%	33.3%

SG&A expenses increased by $16.7 million in the first quarter of 2016 compared to the prior year period. The increase in SG&A expenses for the first quarter of 2016 was due primarily to investments being made in our franchise structure, sales force and marketing to drive growth, partially offset by foreign currency exchange rate movements which favorably impacted SG&A expenses during the first quarter of 2016 by $2.6 million compared to the prior year period.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue:

	Three months ended March 31,
($ in thousands)	2016	2015

Research and development expenses	$13,978	$14,678
As a percent of total revenue	3.1%	3.3%

The decrease in R&D expenses is due primarily to lower salary-related expenses due to lower employee headcount. Expenses associated with product development, clinical studies and clinical research also decreased due to savings associated with our integration efforts.

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 LBO, the 2013 Systagenix acquisition and various technology acquisitions. During the first quarters of 2016 and 2015, we recorded $42.2 million and $45.9 million, respectively, of amortization expense associated with these identifiable intangible assets.

Interest Expense

Interest expense increased to $108.6 million in the first quarter of 2016 compared to $104.7 million in the prior year period due to higher interest rates associated with our Senior Secured Credit Facilities and the addition of our $7.875% First Lien Senior Secured Notes, partially offset by the repayment in full of our Senior Term E-2 Credit Facility.

Foreign Currency Gain (Loss)

Foreign currency transaction loss was $4.3 million during the first quarter of 2016 compared to a gain of $19.4 million during the first quarter of 2015. The revaluation of the Term E-1 EURO loan to U.S. dollars represented a foreign currency transaction loss of $12.3 million during the first quarter of 2016 compared to a gain of $32.4 million in the prior year period. Excluding the revaluation of the Term E-1 EURO loan to U.S. dollars, we recognized foreign currency exchange gains of $8.0 million during the first quarter of 2016 compared to a loss of $13.0 million in the prior year period due to significant fluctuations in the Euro exchange rate.
.
Derivative Instruments Loss

During the first quarter of 2016, we recorded a derivative instruments loss of $0.7 million due primarily to fluctuations in the value of our interest rate derivative instruments. During the first quarter of 2015, the derivative instruments loss was $3.3 million.

Income Tax Expense (Benefit)

During the first quarter of 2016, we recorded an income tax benefit of $13.8 million compared to income tax expense of $0.1 million in the comparable prior year period. The income tax benefit was primarily due to higher pretax losses in the first quarter of 2016.

Net Loss

Net loss increased by $21.5 million to $26.0 million for the first quarter of 2016, compared to $4.5 million in the prior year period. The increase was primarily due to $4.3 million of foreign currency losses compared to foreign currency gains of $19.4 million in the prior year period. Also contributing to the higher net loss in the first quarter of 2016 were the increased investments made in our franchise structure, sales force and marketing to drive growth, partially offset by revenue growth and expense savings associated with our integration and business optimization efforts.

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
Historically, our primary source of liquidity has been cash flow from operations. In addition, we also have a $200.0 million Revolving Credit Facility to provide us with an additional source of liquidity. We anticipate that cash generated from operations together with amounts available under our Revolving Credit Facility will be sufficient to meet our future working capital requirements, capital expenditures and debt service obligations as they become due for the foreseeable future. To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. In the event that we need access to additional cash, we may not be able to access the credit markets on commercially acceptable terms or at all. Our ability to fund future operating expenses and capital expenditures and our ability to meet future debt service obligations or refinance our indebtedness will depend on our future operating performance which will be affected by general economic, financial and other factors beyond our control, including those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
As of March 31, 2016, our cash and cash equivalents were $223.6 million. We are highly leveraged. As of March 31, 2016, we had approximately $4.8 billion of aggregate principal amount of indebtedness outstanding, with an additional $162.1 million of unused commitments available to be borrowed under our Revolving Credit Facility. We also can incur additional indebtedness, including secured indebtedness, if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the outstanding notes. Our liquidity requirements will be significant, primarily due to debt service requirements.
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
Cash Flows
The following table summarizes the net cash provided (used) by operating activities, investing activities and financing activities for the periods indicated:

	Three months ended March 31,
($ in thousands)	2016	2015
Net cash provided by operating activities	$78,185	$102,951
Net cash used by investing activities	(19,577)	(15,668)
Net cash provided (used) by financing activities	73,645	(13,243)
Effect of exchange rate changes on cash and cash equivalents	2,954	(7,072)
Net increase in cash and cash equivalents	$135,207	$66,968

Operating Activities

For the first quarter of 2016, net cash provided by operating activities was $78.2 million, compared to net cash provided by operating activities of $103.0 million for the first quarter of 2015. The decrease in cash provided by operations was primarily driven by higher working capital requirements.

Investing Activities

For the first quarter of 2016, net cash used by investing activities was $19.6 million, compared to $15.7 million for the first quarter of 2015. Net cash used by investing activities was higher during the first quarter of 2016 due to higher capital expenditures.

Financing Activities

For the first quarter of 2016, net cash provided by financing activities was $73.6 million, compared to net cash used by financing activities of $13.2 million for the first quarter of 2015. Net cash provided by financing activities increased primarily due to the proceeds from the issuance of $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes net of the repayment of all amounts outstanding under our Senior Term E-2 Credit Facility.

Capital Expenditures

During the first quarters of 2016 and 2015, we made capital expenditures of $17.5 million and $10.5 million, respectively. Capital expenditures during the first quarters of 2016 and 2015 related primarily to expanding the rental fleet and information technology projects and purchases.

Debt
Senior Secured Credit Facilities
On November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., as co-borrowers, or collectively, the Borrowers, Acelity L.P. Inc., Chiron Holdings, Inc. and Chiron Topco, Inc. and, with respect to certain representations and warranties, Chiron Guernsey GP Co. Limited, entered into a credit agreement, or the Senior Secured Credit Facilities, with Bank of America, N.A., as administrative and collateral agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as syndication agents, Royal Bank of Canada, as documentation agent, UBS Securities LLC, as co-manager, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, and the lenders party thereto from time to time. The Senior Secured Credit Facilities were amended on November 7, 2012, June 14, 2013, October 28, 2013, November 15, 2013, January 22, 2014, and March 10, 2015, to, among other things, reduce the overall pricing and amend the financial covenants of the Senior Secured Credit Facilities. The Senior Secured Credit Facilities were also amended on February 9, 2016, to, among other things, extend the maturity date of certain lenders’ commitments under the Revolving Credit Facility. After giving effect to the February 2016 amendments, we continue to have $200 million of aggregate revolving loan commitments under our Revolving Credit Facility with $28.7 million of the commitments maturing on November 4, 2016, and $171.3 million maturing on November 4, 2017.
The following table sets forth the amounts owed under the Senior Secured Credit Facilities, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of March 31, 2016 (dollars in thousands):

Senior Secured Credit Facilities	Maturity Date		Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016 November 2017	(2)	—%		$—	$162,061	(2)(3)
Senior Dollar Term E-1 Credit Facility	May 2018		5.00%	(4)	1,884,237	—
Senior Euro Term E-1 Credit Facility	May 2018		5.67%	(4)	267,865	—
Total					$2,152,102	$162,061
_____________________

(1)	Amount outstanding includes the original issue discount.

(2)
After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under the Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

(3)
At March 31, 2016, the amount available under the Revolving Credit Facility reflected a reduction of $37.9 million of letters of credit issued by banks which are party to the Senior Secured Credit Facilities. In addition, we have $7.7 million of letters of credit issued by a bank not party to the Senior Secured Credit Facilities.

(4)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of March 31, 2016 was 4.50% on the Senior Dollar Term E-1 Credit Facility and 4.75% on the Senior Euro Term E-1 Credit Facility.

10.5% Second Lien Senior Secured Notes and 12.5% Senior Unsecured Notes

In connection with the 2011 LBO, on November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., or collectively, the Existing Notes Issuers, co-issued $1.750 billion aggregate principal amount of 10.5% Second Lien Senior Secured Notes due 2018, or the Second Lien Notes, and $750.0 million aggregate principal amount of 12.5% Senior Unsecured Notes due 2019, or the Unsecured Notes.
As of March 31, 2016, we had outstanding $1,735.5 million aggregate principal amount, net of discount of $14.5 million (net of accretion), of the Second Lien Notes and $609.9 million aggregate principal amount, net of discount of $2.1 million (net of accretion), of the Unsecured Notes.
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
7.875% First Lien Senior Secured Notes
On February 9, 2016, the Existing Notes Issuers co-issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes due 2021, or the First Lien Notes. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2016, to the persons who are registered holders at the close of business on February 1 and August 1 immediately preceding the applicable interest payment date. The First Lien Notes were issued at par. The First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the Second Lien Notes and Unsecured Notes. The First Lien Notes and related guarantees are initially secured on a first-priority basis by security interests in all of the Existing Notes Issuers’ and the guarantors’ assets that secure our Senior Secured Credit Facilities on a first-priority basis. The First Lien Notes and related guarantees will not be registered for resale under the Securities Act of 1993, as amended, or the Securities Act, or the securities laws of any other jurisdiction or offered to be exchanged for registered notes under the Securities Act or securities laws of any other jurisdiction. On or after February 15, 2018, the Existing Notes Issuers may redeem some or all of the First Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.938% through February 14, 2019, 101.969% from February 15, 2019 through February 14, 2020, and at par thereafter, plus accrued and unpaid interest, if any, to the redemption date.

Covenants

The credit agreement governing the Senior Secured Credit Facilities and the indentures governing the First Lien Notes, Second Lien Notes and Unsecured Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to incur or guarantee additional indebtedness; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the credit agreement governing the Senior Secured Credit Facilities, change our lines of business. The credit agreement governing the Senior Secured Credit Facilities and the indentures governing the First Lien Notes, Second Lien Notes and Unsecured Notes also contain change of control provisions and certain customary covenants and events of default.
As of March 31, 2016, we were in compliance with all covenants under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the Existing Notes and the First Lien Notes.
For further information on our long-term debt, see Note 4 of the notes to the condensed consolidated financial statements included herein and Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Interest Rate Protection

At March 31, 2016, and December 31, 2015, we were party to three interest rate swap agreements to convert $1.378 billion and $1.380 billion, respectively, of our outstanding variable rate debt to a fixed rate basis. The aggregate notional amount of the interest rate swaps decreases quarterly by amounts ranging from $1.7 million to $1.8 million until maturity. As of March 31, 2016, these interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

In April 2016, we entered into three additional interest rate swap agreements to convert $1.165 billion of our variable-rate debt to a fixed-rate basis, which become effective in December 2016. These agreements have been designated as cash flow hedge instruments. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $4.4 million to $84.5 million until maturity.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
There have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2015.

Critical Accounting Estimates
For a description of our critical accounting estimates, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 under the heading Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Recently Issued Accounting Standards

See note 1(e) of the notes to condensed consolidated financial statements included in this report for a discussion of recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including fluctuations in interest rates and variability in currency exchange rates. There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For a description of our policies, procedures and internal processes governing our management of market risk and the use of financial instruments to manage our exposure to such risk, please see our Annual Report for the fiscal year ended December 31, 2015 under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (f) of Rule 13a-15) under the Exchange Act, during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Incorporated in this Item 1, by reference, are the legal proceedings described in Note 7 of the notes to condensed consolidated financial statements included in this report under the heading "Commitments and Contingencies: Legal Proceedings."

ITEM 1A.      RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

4.2	Form of 7.875% First Lien Senior Secured Notes due 2021 (included as Exhibit A to Exhibit 4.1).
10.1
Amendment No. 7 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on February 10, 2016).

10.2
Amendment No. 8 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.2 to our Form 8-K filed on February 10, 2016).

*†10.3	Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†100	Interactive data files.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on May 3, 2016.

ACELITY L.P. INC.
(REGISTRANT)

Date: May 3, 2016	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: May 3, 2016	By:	/s/ Thomas W. Casey
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

4.2	Form of 7.875% First Lien Senior Secured Notes due 2021 (included as Exhibit A to Exhibit 4.1).
10.1
Amendment No. 7 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on February 10, 2016).

10.2
Amendment No. 8 to the Credit Agreement, dated as of February 9, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.2 to our Form 8-K filed on February 10, 2016).

*†10.3	Third Amended and Restated Chiron Guernsey Holdings L.P. Inc. Executive Equity Incentive Plan.
†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 3, 2016.
†100	Interactive data files.

† Exhibit filed herewith.
* Compensatory arrangements for director(s) and/or executive officer(s).