Form 10-Q
period 2016-06-30
Acelity L.P. Inc.
filed 2016-08-02
CIK 1557939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 1, 2016, there were 341,410,891.610 Class A-1 and 717,038.800 Class A-2 partnership units outstanding, all of which were held by affiliates.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$99,197	$88,409
Accounts receivable, net	413,440	413,531
Inventories, net	197,583	181,309
Deferred income taxes	51,968	74,521
Prepaid expenses and other	40,117	34,985
Total current assets	802,305	792,755

Net property, plant and equipment	260,569	273,076
Deferred income taxes	22,333	29,909
Goodwill	3,406,475	3,405,823
Identifiable intangible assets, net	2,139,366	2,219,088
Other non-current assets	5,033	6,104
	$6,636,081	$6,726,755

Liabilities and Equity:
Current liabilities:
Accounts payable	$52,718	$57,910
Accrued expenses and other	326,302	373,440
Current installments of long-term debt	23,307	22,130
Income taxes payable	4,372	3,561
Deferred income taxes	113,595	113,595
Total current liabilities	520,294	570,636

Long-term debt, net of current installments, premium, discount and debt issuance costs	4,845,783	4,720,363
Non-current tax liabilities	34,533	34,833
Deferred income taxes	681,592	760,737
Other non-current liabilities	15,153	37,021
Total liabilities	6,097,355	6,123,590
Equity:
General partner’s capital	—	—
Limited partners’ capital	577,979	622,899
Accumulated other comprehensive loss, net	(39,253)	(19,734)
Total equity	538,726	603,165
	$6,636,081	$6,726,755

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Rental	$175,422	$180,397	$345,521	$353,236
Sales	296,999	281,248	578,266	552,459
Total revenue	472,421	461,645	923,787	905,695

Rental expenses	75,794	77,869	150,689	156,047
Cost of sales	78,118	75,509	156,697	148,923
Gross profit	318,509	308,267	616,401	600,725

Selling, general and administrative expenses	182,194	158,994	346,638	306,757
Research and development expenses	14,717	14,391	28,695	29,069
Acquired intangible asset amortization	41,159	44,712	83,361	90,589
Operating earnings	80,439	90,170	157,707	174,310

Interest income and other	589	67	696	214
Interest expense	(110,428)	(107,374)	(218,980)	(212,100)
Loss on extinguishment of debt	(10,107)	—	(13,716)	—
Foreign currency gain (loss)	8,998	(6,799)	4,668	12,601
Derivative instruments loss	(357)	(919)	(1,039)	(4,267)
Loss before income tax benefit	(30,866)	(24,855)	(70,664)	(29,242)
Income tax benefit	(10,751)	(7,224)	(24,574)	(7,080)
Net loss	$(20,115)	$(17,631)	$(46,090)	$(22,162)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net loss	$(20,115)	$(17,631)	$(46,090)	$(22,162)
Foreign currency translation adjustment, net of tax benefit (expense) of $584 and $1,339 in 2016 and ($317) and ($952) in 2015	(12,324)	4,935	(8,226)	(2,136)
Net derivative loss, net of taxes of $0	(11,293)	—	(11,293)	—
Total comprehensive loss	$(43,732)	$(12,696)	$(65,609)	$(24,298)

See accompanying notes to condensed consolidated financial statements.

ACELITY L.P. INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(46,090)	$(22,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt issuance costs, premium and discount	19,352	20,311
Depreciation and other amortization	127,418	132,334
Loss on disposition of assets	1,122	1,265
Amortization of fair value step-up in inventory	164	—
Provision for bad debt	3,429	3,266
Loss on extinguishment of debt	13,716	—
Equity-based compensation expense	1,602	1,305
Deferred income tax benefit	(46,880)	(30,224)
Unrealized gain on derivative instruments	(5,944)	(3,078)
Unrealized gain on foreign currency	(7,147)	(16,683)
Change in assets and liabilities:
Increase in accounts receivable, net	(7,500)	(968)
Increase in inventories, net	(5,656)	(10,856)
Increase in prepaid expenses and other	(5,133)	(4,685)
Decrease in accounts payable	(5,543)	(3,533)
Decrease in accrued expenses and other	(74,994)	(76,509)
Increase (decrease) in tax liabilities, net	(1,495)	6,213
Net cash used by operating activities	(39,579)	(4,004)

Cash flows from investing activities:
Additions to property, plant and equipment	(35,762)	(29,574)
Increase in inventory to be converted into equipment for short-term rental	(98)	(4,144)
Dispositions of property, plant and equipment	2	—
Businesses acquired in purchase transactions, net of cash acquired	—	(2,948)
Increase in identifiable intangible assets and other non-current assets	(3,684)	(3,646)
Net cash used by investing activities	(39,542)	(40,312)

Cash flows from financing activities:
Distribution to limited partners	—	(55)
Settlement of equity-based awards	(226)	(1,348)
Proceeds from revolving credit facility	25,000	30,000
Proceeds from debt issuance	595,044	—
Repayments of long-term debt and capital lease obligations	(518,570)	(15,389)
Debt issuance costs	(12,899)	(6,256)
Net cash provided by financing activities	88,349	6,952
Effect of exchange rate changes on cash and cash equivalents	1,560	(5,025)
Net increase (decrease) in cash and cash equivalents	10,788	(42,389)
Cash and cash equivalents, beginning of period	88,409	183,541
Cash and cash equivalents, end of period	$99,197	$141,152

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

(b)   Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage the economic impact of fluctuations in interest rates. We do not use financial instruments for speculative or trading purposes. Periodically, we enter into interest rate protection agreements to modify the interest characteristics of our outstanding debt. As of June 30, 2016, we have three interest rate derivatives that have not been designated as hedging instruments and three interest rate derivatives that have been designated as cash flow hedge instruments. For our interest rate derivatives that have not been designated as hedging instruments, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. For our cash flow hedge instruments which begin in December 2016 and extend through December 2021, changes in the fair value are recorded in accumulated other comprehensive income until the underlying transaction affects earnings, and are then reclassified to earnings in the same account as the hedged transaction as long as the derivative is highly effective. At inception, all derivatives are expected to be highly effective. Each interest rate swap is designated as a hedge of interest payments associated with specific principal balances and terms of our debt obligations. These agreements involve the exchange of amounts based on variable interest rates, for amounts based on fixed interest rates over the life of the agreement, without an exchange of the notional amount upon which the payments are based.

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

(c)   Concentration of Credit Risk

We have a concentration of credit risk with financial institutions related to our derivative instruments. As of June 30, 2016, Morgan Stanley, UBS and HSBC were the counterparties on our interest rate protection agreements consisting of interest rate swap agreements not designated as hedging instruments in notional amounts totaling $458.7 million each. UBS, Nomura and Goldman Sachs were counterparties on our interest rate protection agreements, which become effective in December 2016, consisting of interest rate swap agreements that have been designated as cash flow hedge instruments in notional amounts totaling $291.2 million, $291.2 million and $582.5 million, respectively. We use master netting agreements with our derivative counterparties to reduce our risk and use multiple counterparties to reduce our concentration of credit risk.

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

The following table represents the preliminary allocation of the purchase price ($ in thousands):

	December 31, 2015	Adjustments	June 30, 2016
Goodwill	$27,525	$652	$28,177
Identifiable intangible assets:
Customer relationships	5,800		5,800
Developed technology	6,400		6,400
Tradenames	2,400		2,400
Tangible assets acquired and liabilities assumed:
Inventories	1,741		1,741
Other current assets	125		125
Property, plant and equipment	250		250
Current liabilities	(713)	(1,639)	(2,352)
Other non-current liabilities	(987)	987	—
Total purchase price	$42,541	$—	$42,541

Purchase accounting rules require that as certain pre-acquisition issues are identified, modified or resolved, resulting increases or decreases to the preliminary value of assets and liabilities are offset by a change in goodwill. Modifications to goodwill reflected in the “Adjustments” column above were primarily the result of assumed liabilities.

Divestitures

There were no divestitures during the six months ended June 30, 2016.

NOTE 3.     Supplemental Balance Sheet Data

(a)       Accounts Receivable, net

Accounts receivable consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Gross trade accounts receivable:
Billed trade accounts receivable	$436,388	$429,556
Unbilled receivables	40,212	48,795
Less: Allowance for revenue adjustments	(63,708)	(66,868)
Gross trade accounts receivable	412,892	411,483
Less: Allowance for bad debt	(11,485)	(11,372)
Net trade accounts receivable	401,407	400,111
Other receivables	12,033	13,420
	$413,440	$413,531

(b)       Inventories, net

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods and tissue available for distribution	$142,877	$133,293
Goods and tissue in-process	13,239	9,778
Raw materials, supplies, parts and unprocessed tissue	69,037	67,433
	225,153	210,504
Less: Amounts expected to be converted into equipment for short-term rental	(9,695)	(9,597)
Reserve for excess and obsolete inventory	(17,875)	(19,598)
	$197,583	$181,309

NOTE 4.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015

Senior Revolving Credit Facility - due 2017(1)	$25,000	$—
Senior Dollar Term F Credit Facility – due 2020(2)	1,702,733	1,907,774
Senior Euro Term F Credit Facility – due 2020(2)	264,647	260,946
Senior Term E-2 Credit Facility – due 2016 (3)	—	312,166
10.5% Second Lien Senior Secured Notes due 2018	1,750,000	1,750,000
12.5% Senior Unsecured Notes due 2019	612,000	612,000
7.875% First Lien Senior Secured Notes due 2021	590,000	—
Notional amount of debt	4,944,380	4,842,886

Senior Dollar Term F Credit Facility Discount, net of accretion(2)	(16,686)	(20,792)
Senior Euro Term F Credit Facility Discount, net of accretion(2)	(4,946)	(5,224)
Senior Term E-2 Credit Facility Discount, net of accretion(3)	—	(1,770)
Second Lien Senior Secured Notes Discount, net of accretion	(13,303)	(15,729)
Senior Unsecured Notes Discount, net of accretion	(1,995)	(2,227)
First Lien Senior Secured Notes Premium, net of amortization	9,934	—
Net discount on debt	(26,996)	(45,742)

Net debt issuance costs	(48,294)	(54,651)

Total debt, net of premium, discount and debt issuance costs	4,869,090	4,742,493
Less: Current installments	(23,307)	(22,130)
	$4,845,783	$4,720,363

(1)
On February 9, 2016 we entered into Amendment No. 7 and Amendment No. 8 to our senior secured credit facilities. As a result of these amendments, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

(2)
On June 16, 2016, we entered into Amendment No. 9 to our senior secured credit facilities. As a result of the amendment we created new classes of Dollar Term F Loans and Euro Term F Loans, having the same rights and obligations as the Dollar Term E-1 Loans and Euro Term E-1 Loans as set forth in the credit agreement and loan documents, except as revised by the amendment.

(3)	All amounts outstanding under the Senior Term E-2 Credit Facility were paid in full on February 9, 2016, with proceeds from the offering of the 7.875% First Lien Senior Secured Notes due 2021.

Senior Secured Credit Facilities

Our senior secured credit facilities (the “Senior Secured Credit Facilities”) include a $200 million revolving credit facility (the “Revolving Credit Facility”). Amounts available under the Revolving Credit Facility are available for borrowing and reborrowing until maturity. At June 30, 2016, $25.0 million revolving credit loans were outstanding, while at December 31, 2015, no revolving credit loans were outstanding and we had outstanding letters of credit issued by banks which are party to the Senior Secured Credit Facilities of $36.6 million and $38.2 million, respectively. The $25.0 million borrowing under the Revolving Credit Facility was repaid in July 2016 using cash from operations. In addition, we had $5.8 million and $8.5 million of letters of credit issued by a bank not party to the Senior Secured Credit Facilities as of June 30, 2016, and December 31, 2015, respectively. The capacity of the Revolving Credit Facility is reduced for the $36.6 million and $38.2 million of letters of credit issued by banks which are party to the Senior Secured Credit Facilities as of June 30, 2016, and December 31, 2015, respectively. The resulting availability under the Revolving Credit Facility was $138.4 million and $161.8 million at June 30, 2016, and December 31, 2015, respectively. Commitment fees accrue at a rate of 0.50% on the amounts available under the Revolving Credit Facility.

On February 9, 2016, we entered into Amendment No. 7 to the Senior Secured Credit Facilities ("Amendment No. 7"). Pursuant to Amendment No. 7, among other things, the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility was extended to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8 to the Senior Secured Credit Facilities ("Amendment No. 8"). In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

On June 16, 2016, we entered into Amendment No. 9 to our Senior Secured Credit Facility (“Amendment No. 9”). In connection with Amendment No. 9, we created new classes of Dollar Term F Loans and Euro Term F Loans, having the same rights and obligations as the Dollar Term E-1 Loans and Euro Term E-1 Loans as set forth in the Senior Secured Credit Facilities, except as revised by Amendment No. 9. Lenders exchanged $1.707 billion of Dollar Term E-1 Loans and all Euro Term E-1 Loans for equivalent amounts of Dollar F Loans and Euro Term F Loans, respectively. The Dollar Term F Loans and Euro Term F Loans mature on November 4, 2020. Applicable rates were modified so that (i) Dollar Term F Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 4.00% or an adjusted base rate plus 3.00%, and (ii) Euro Term F Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 4.00% or an adjusted base rate plus 3.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%.

7.875% First Lien Senior Secured Notes

In 2016, Kinetic Concepts, Inc. and KCI USA, Inc., each a wholly-owned subsidiary of Acelity L.P. Inc. (together, the "Notes Issuers"), co-issued 7.875% First Lien Senior Secured notes due 2021 (the "First Lien Notes"). On February 9, 2016, the Notes Issuers, co-issued $400.0 million aggregate principal amount of First Lien Senior Secured notes and used the net proceeds to pay in full all amounts outstanding under the Senior Term E-2 Credit Facility. On June 22, 2016, the Notes Issuers co-issued an additional $190.0 million aggregate principal amount of First Lien Notes and used the net proceeds to pay in full all Dollar Term E-1 Loans that were not exchanged in connection with Amendment No. 9.

Interest. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semiannually in arrears on each February 15 and August 15, beginning on August 15, 2016. Interest is computed on the basis of a 360-day year consisting of twelve 30-day months.

Collateral. The First Lien Notes are secured on a first priority basis by a perfected security interest in substantially all of the Notes Issuers' and the guarantors' tangible and intangible assets (subject to certain exceptions), including U.S. registered intellectual property and all of the capital stock of each of Acelity L.P. Inc.'s direct and indirect wholly-owned material restricted subsidiaries, including the Notes Issuers (limited, in the case of foreign subsidiaries and domestic foreign holding companies, to 65% of the voting capital stock of material foreign subsidiaries and domestic foreign holding companies). The liens securing the First Lien Notes are subject to permitted liens.

Guarantors. Our Notes Issuers' obligations under the First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the 10.5% Second Lien Senior Secured Notes due 2018 (the "Second Lien Notes") and the 12.5% Senior Unsecured Notes due 2019 (together with the Second Lien Notes, the "Existing Notes").

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

Optional Redemption. At any time prior to February 15, 2018, the Notes Issuers, at their option, may redeem up to 40% of the aggregate principal amount of the First Lien Notes with the net cash proceeds of certain equity offerings, at a redemption price equal to 107.875% of the aggregate principal amount of the First Lien Notes being redeemed plus accrued and unpaid interest, if any.

At any time prior to February 15, 2018, the Notes Issuers, at their option, may redeem all or part of the First Lien Notes at a redemption price equal to 100% of the aggregate principal amount of the First Lien Notes to be redeemed, plus a make-whole premium plus accrued and unpaid interest, if any, to the date of redemption.

At any time on or after February 15, 2018, the Notes Issuers may redeem the First Lien Notes, in whole or in part, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve‑month period commencing on February 15 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

Year	Price
2018	103.938%
2019	101.969%
2020 and thereafter	100.000%

Change of Control. If the Notes Issuers experience certain kinds of changes of control specified in the indenture governing the First Lien Notes, the Notes Issuers will be required to offer to repurchase the First Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any.

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

Covenants

As of June 30, 2016, we were in compliance with the covenants under the credit agreement governing our Senior Secured Credit Facilities and indentures governing the First Lien Notes and the Existing Notes.

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

Interest Rate Protection

At June 30, 2016 and December 31, 2015, we were party to three interest rate swap agreements which are used to convert a portion of our outstanding variable-rate debt to a fixed-rate basis. These agreements, which began in December 2013 and extend through December 2016, have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period. The interest rate swap agreements have receive rates based on the higher of three-month USD LIBOR or 1.25% and pay rates based on fixed rates. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by $1.7 million until maturity.

The following table summarizes our interest rate swap agreements which have not been designated as hedging instruments (dollars in thousands):

Outstanding Notional Amount	Fixed Interest Rate
$458,733	2.256%
$458,733	2.249%
$458,733	2.250%

In April 2016, we entered into three additional interest rate swap agreements to convert $1.165 billion of our variable-rate debt to a fixed-rate basis, which begin in December 2016 and extend through December 2021. These agreements have been designated as cash flow hedge instruments. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $4.4 million to $84.5 million until maturity.

The following table summarizes our interest rate swap agreements which have been designated as hedging instruments (dollars in thousands):

Outstanding Notional Amount	Fixed Interest Rate
$291,225	1.663%
$291,225	1.668%
$582,450	1.666%

Foreign Currency Exchange Rate Mitigation

At June 30, 2016 and December 31, 2015, we had no outstanding foreign currency exchange contracts.

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

The carrying amount reported in the balance sheets for cash and cash equivalents, accounts receivable, accounts payable and long-term obligations, excluding our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt, approximates fair value. The fair value of our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt was $1.959 billion and $2.946 billion, respectively, at June 30, 2016. The fair value of our borrowings under our Senior Secured Credit Facilities and fixed rate long-term debt was $2.400 billion and $2.257 billion, respectively, at December 31, 2015. The fair value of our long-term debt was estimated based upon open-market trades at or near year end.

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

The following table sets forth the location and aggregate fair value amounts of all derivative instruments with credit-related contingent features (in thousands):

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	Fair Value		Balance Sheet Location	Fair Value
		June 30, 2016	December 31, 2015		June 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	$—	$—	Accrued expenses and other	$6,299	$12,243
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	—	—

Derivatives designated as hedging instruments
Interest rate swap agreements	Prepaid expenses and other	—	—	Accrued expenses and other	3,557	—
Interest rate swap agreements	Other non-current assets	—	—	Other non-current liabilities	7,736	—
Total derivatives		$—	$—		$17,592	$12,243

The following table summarizes the amount of gain (loss) on derivatives not designated as hedging instruments (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest rate swap agreements	$(357)	$(919)	$(1,039)	$(4,267)
Foreign currency exchange contracts	—	—	—	—
	$(357)	$(919)	$(1,039)	$(4,267)

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

No collateral has been posted by us in the normal course of business. If the credit-related contingent features underlying these agreements were triggered on June 30, 2016, we could be required to settle or post the full amount as collateral to the respective agreement counterparties.

We did not have any measurements of financial assets or financial liabilities at fair value on a nonrecurring basis at June 30, 2016 or December 31, 2015.

NOTE 6.     Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Accumulated Foreign Currency Translation Adjustment	Accumulated Derivative Loss	Accumulated Other Comprehensive Loss
Balances at December 31, 2015	$(19,734)	$—	$(19,734)
Foreign currency translation adjustment, net of tax benefit of $1,339	(8,226)	—	(8,226)
Net derivative loss, net of taxes of $0	—	(11,293)	(11,293)
Balances at June 30, 2016	$(27,960)	$(11,293)	$(39,253)

During the six months ended June 30, 2016, there were no reclassification adjustments out of accumulated other comprehensive loss to net loss.

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

Products Liability Litigation

LifeCell is a defendant in approximately 341 lawsuits filed by individuals alleging personal injury and seeking monetary damages for failed hernia repair procedures using LifeCell’s AlloDerm products. These cases have been consolidated for case management purposes in Middlesex County, New Jersey. The trial court has issued a pre-trial order incorporating the bellwether practice of trying the claims of some plaintiffs to determine the likelihood of settlement or to avoid relitigating common issues in every case. Discovery was completed in four bellwether cases. In August 2015, LifeCell successfullly obtained a summary judgment resulting in the dismissal of two of the four bellwether cases, and the dismissal of the design defect claims in the remaining two bellwether cases. The plaintiffs have appealed these decisions. Trial of the first remaining bellwether case has been postponed and has not yet been rescheduled. Although it is not possible to reliably predict the outcome of the litigation, we believe that our defenses to these claims are meritorious and we will vigorously defend these cases . Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. Because discovery of damages has been limited to the four bellwether cases, we do not know the damages allegedly suffered by the remaining plaintiffs. As such, it is impossible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

LifeCell has been named as a defendant in approximately 270 lawsuits in state and U.S. federal courts alleging personal injury and seeking monetary damages for failed gynecological procedures using a human tissue product processed by LifeCell and sold by one of LifeCell’s distributors, Boston Scientific, under the name Repliform. There are approximately 266 LifeCell cases filed in two consolidated dockets in Middlesex County, Massachusetts. The cases are in the initial phase and no discovery has occurred. Two cases are pending in a multi-district U.S. federal case in West Virginia that is proceeding very slowly. LifeCell has been named, but not served, in 12 cases with multiple plaintiffs and defendants in St. Louis, Missouri State court. The St. Louis cases are aimed at the entire pelvic mesh industry and it is unknown at this time if Repliform was actually implanted in any of the plaintiffs. The two remaining cases are in Delaware and Minnesota. Based on our existing insurance coverage and our defenses to these cases, we do not expect them to have a material impact on our results of operations or our financial position. As these cases are in their early stages it is not possible to predict or estimate potential losses if our defenses to these cases are unsuccessful.

Other Litigation

In 2009, KCI received a subpoena from the U.S. Department of Health and Human Services Office of Inspector General, or OIG, seeking records regarding our billing practices under the local coverage policies of the four regional Durable Medical Equipment Medicare Administrative Contractors, or DME MACs. KCI cooperated with the OIG’s inquiry and provided substantial documentation to the OIG and the U.S. Attorneys’ office in response to its request. The government’s inquiry stemmed from the filing under seal of two 2008 qui tam actions against KCI by two former employees in the U.S. District Court, Central District of California, Western Division. These cases are captioned United States of America, ex rel. Steven J. Hartpence v. Kinetic Concepts, Inc. et al, and United States of America, ex rel. Geraldine Godecke v. Kinetic Concepts, Inc., et al. The complaints allege that KCI violated the federal False Claims Act by billing in a manner that was not consistent with the Local Coverage Determinations issued by the DME MACs. Plaintiffs seek recovery of monetary damages. Following the completion of the government’s review and its decision declining to intervene in such suits, the live pleadings were ordered unsealed in 2011. After reviewing the allegations, KCI filed motions seeking the dismissal of the suits on multiple grounds. In 2012, the District Court granted KCI’s motions dismissing all of the claims under the False Claims Act. The cases were appealed to the U.S. Court of Appeals for the Ninth Circuit which reversed the District Court’s dismissal of the suits and remanded the cases back to the District Court for further proceedings. The cases are in their initial phase and the court is considering the objections to it jurisdiction. We believe that our defenses to the claims in the Hartpence and Godecke cases are meritorious and that we have no liability under the False Claims Act for their allegations. However, it is not possible to predict the outcome of this litigation nor is it possible to estimate any damages that may be awarded if we are unsuccessful in the litigation.

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

We also are subject to routine pre-payment and post-payment audits of durable medical equipment (“DME”) claims submitted to Medicare. These audits typically involve a complex medical review, by Medicare or its designated contractors and representatives, of documentation supporting the therapy provided by us. While Medicare requires us to obtain a comprehensive physician order prior to providing products and services, we are not required to obtain the written medical record in advance of therapy as long as the underlying medical records reported to us support the coverage criteria and medical necessity information included in such claim. Following a Medicare request for supporting documentation, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers. Obtaining these medical records in connection with a claims audit may be challenging and, in any event, all of these records are subject to further examination, interpretation and dispute by an auditing authority. Under standard Medicare procedures, we are entitled to demonstrate the sufficiency of documentation and the establishment of medical necessity, and we have the right to appeal any adverse determinations. If a determination is made that our records or the patients’ medical records are insufficient to meet medical necessity or Medicare reimbursement requirements for the claims, we could be subject to denial or overpayment demands for claims submitted for

Medicare reimbursement. In the rare event that an audit results in major discrepancies of claims records which lacked proof of medical necessity, Medicare may be entitled to take additional corrective measures, including: extrapolation of the results of the audit across a wider population of claims, submitting recoupment demands for claims other than those examined in the audit, or placing the organization on a full prepayment review. Over the twelve month period ended June 30, 2016, these audits have averaged approximately 12% of our claims. While eventually receiving payment on a high percent of the claims subject to these audits, payment timeliness may range from a few months up to a year resulting in increasing Medicare accounts receivable balances.

On June 30, 2014, KCI entered into a settlement agreement with Wake Forest  University Health Sciences to fully and finally resolve the historical patent and royalty disputes between them relating to negative pressure wound therapy. As of June 30, 2016, the accompanying consolidated balance sheet included $28.4 million under the caption “accrued expenses and other" representing the net present value of remaining payments under the settlement agreement discounted using our incremental borrowing rate as the discount rate.

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

Information on segments and a reconciliation of consolidated totals are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Advanced Wound Therapeutics	$354,968	$354,214	$694,010	$691,473
Regenerative Medicine	114,905	103,529	224,779	207,698
Other operations (1)	2,548	3,902	4,998	6,524
Total revenue	$472,421	$461,645	$923,787	$905,695

Operating earnings:
Advanced Wound Therapeutics	$107,633	$117,642	$207,297	$230,527
Regenerative Medicine	42,523	35,346	81,798	69,365
Other operations (1)	465	542	1,016	989
Non-allocated costs:
General headquarter expense (2)	(1,160)	(1,526)	(2,728)	(2,949)
Equity-based compensation	(834)	(770)	(1,602)	(1,305)
Business optimization and transaction-related expenses (3)	(27,028)	(16,352)	(44,713)	(31,728)
Acquired intangible asset amortization (4)	(41,160)	(44,712)	(83,361)	(90,589)
Total non-allocated costs	(70,182)	(63,360)	(132,404)	(126,571)
Total operating earnings	$80,439	$90,170	$157,707	$174,310

(1)	Represents contract manufacturing operations conducted at our manufacturing facility in Gargrave, England.

(2)	Represents general headquarter expenses not allocated to the individual segments.

(3)	Represents restructuring-related expenses associated with our business optimization initiatives as well as management fees and costs associated with acquisition, disposition and financing activities.

(4)	Represents amortization of acquired intangible assets related to our 2011 LBO, our acquisition of Systagenix in October 2013 and other technology acquisitions.

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
In the event of a bankruptcy, liquidation or reorganization of any non-guarantor subsidiary, such non-guarantor subsidiary will pay the holders of its debt and other liabilities, including its trade creditors, before it will be able to distribute any of its assets to us. In the future, any non-U.S. subsidiaries, immaterial subsidiaries and subsidiaries that we designate as unrestricted subsidiaries under the First Lien Notes and Existing Notes indentures will not guarantee the First Lien Notes or Existing Notes. As of June 30, 2016, there were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of the guarantee arrangements, we are presenting the following condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows of the issuer, the guarantor subsidiaries and the non-guarantor subsidiaries.

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
June 30, 2016
(in thousands)
(unaudited)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$25,029	$1,895	$71,875	$—	$99,197
Accounts receivable, net	—	206,624	59,412	147,404	—	413,440
Inventories, net	—	100,069	113,756	117,663	(133,905)	197,583
Deferred income taxes	—	34,892	20,470	—	(3,394)	51,968
Prepaid expenses and other	—	22,001	3,746	243,526	(229,156)	40,117
Intercompany receivables	166	2,165,186	3,131,862	56,689	(5,353,903)	—
Total current assets	564	2,553,801	3,331,141	637,157	(5,720,358)	802,305
Net property, plant and equipment	—	299,623	55,431	113,096	(207,581)	260,569
Deferred income taxes	—	—	—	22,333	—	22,333
Goodwill	—	2,511,417	732,138	162,920	—	3,406,475
Identifiable intangible assets, net	—	227,982	1,669,038	242,346	—	2,139,366
Other non-current assets	—	1,598	282	3,153	—	5,033
Intercompany loan receivables	—	730,000	443,480	—	(1,173,480)	—
Intercompany investments	549,533	463,886	—	—	(1,013,419)	—
	$550,097	$6,788,307	$6,231,510	$1,181,005	$(8,114,838)	$6,636,081

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$14,957	$13,619	$24,142	$—	$52,718
Accrued expenses and other	—	188,290	255,801	67,856	(185,645)	326,302
Intercompany payables	10,340	2,016,381	2,819,472	507,710	(5,353,903)	—
Current installments of long-term debt	—	23,307	—	—	—	23,307
Income taxes payable	—	—	1,357	3,175	(160)	4,372
Deferred income taxes	—	—	113,595	3,394	(3,394)	113,595
Total current liabilities	10,340	2,242,935	3,203,844	606,277	(5,543,102)	520,294
Long-term debt, net of current installments, premium, discount and debt issuance costs	—	4,845,783	—	—	—	4,845,783
Non-current tax liabilities	—	15,609	15,640	3,284	—	34,533
Deferred income taxes	—	37,762	605,486	38,344	—	681,592
Other non-current liabilities	1,031	8,834	2,524	2,764	—	15,153
Intercompany loan payables	—	438,670	730,000	4,810	(1,173,480)	—
Intercompany advance	—	—	134,643	—	(134,643)	—
Total liabilities	11,371	7,589,593	4,692,137	655,479	(6,851,225)	6,097,355

Total equity	538,726	(801,286)	1,539,373	525,526	(1,263,613)	538,726
	$550,097	$6,788,307	$6,231,510	$1,181,005	$(8,114,838)	$6,636,081

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Balance Sheet
December 31, 2015
(in thousands)

	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current assets:
Cash and cash equivalents	$398	$12,859	$4,919	$70,233	$—	$88,409
Accounts receivable, net	—	202,377	58,080	153,074	—	413,531
Inventories, net	—	89,929	87,519	104,904	(101,043)	181,309
Deferred income taxes	—	66,235	8,286	—	—	74,521
Prepaid expenses and other	—	15,199	7,519	244,833	(232,566)	34,985
Intercompany receivables	166	2,098,061	2,828,639	16,279	(4,943,145)	—
Total current assets	564	2,484,660	2,994,962	589,323	(5,276,754)	792,755
Net property, plant and equipment	—	294,855	59,833	127,858	(209,470)	273,076
Deferred income taxes	—	—	—	29,909	—	29,909
Goodwill	—	2,510,765	732,138	162,920	—	3,405,823
Identifiable intangible assets, net	—	250,635	1,704,521	263,932	—	2,219,088
Other non-current assets	—	1,029	282	4,793	—	6,104
Intercompany loan receivables	—	740,000	436,432	—	(1,176,432)	—
Intercompany investments	613,540	353,768	—	—	(967,308)	—
	$614,104	$6,635,712	$5,928,168	$1,178,735	$(7,629,964)	$6,726,755

Liabilities and Equity:
Current liabilities:
Accounts payable	$—	$18,013	$14,129	$25,768	$—	$57,910
Accrued expenses and other	—	234,036	260,404	68,207	(189,207)	373,440
Intercompany payables	10,115	1,730,435	2,689,502	513,093	(4,943,145)	—
Current installments of long-term debt	—	22,130	—	—	—	22,130
Income taxes payable	—	—	—	3,561	—	3,561
Deferred income taxes	—	—	113,595	—	—	113,595
Total current liabilities	10,115	2,004,614	3,077,630	610,629	(5,132,352)	570,636
Long-term debt, net of current installments, premium, discount and debt issuance costs	—	4,720,363	—	—	—	4,720,363
Non-current tax liabilities	—	15,046	14,965	4,822	—	34,833
Deferred income taxes	—	110,076	609,281	41,380	—	760,737
Other non-current liabilities	824	29,079	4,472	2,646	—	37,021
Intercompany loan payables	—	432,545	740,000	3,887	(1,176,432)	—
Intercompany advance	—	—	70,045	—	(70,045)	—
Total liabilities	10,939	7,311,723	4,516,393	663,364	(6,378,829)	6,123,590

Total equity	603,165	(676,011)	1,411,775	515,371	(1,251,135)	603,165
	$614,104	$6,635,712	$5,928,168	$1,178,735	$(7,629,964)	$6,726,755

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2016
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$155,345	$—	$20,077	$—	$175,422
Sales	—	99,880	251,328	215,941	(270,150)	296,999
Total revenue	—	255,225	251,328	236,018	(270,150)	472,421
Rental expenses	25	81,183	866	35,427	(41,707)	75,794
Cost of sales	16	94,791	161,862	90,578	(269,129)	78,118
Gross profit (loss)	(41)	79,251	88,600	110,013	40,686	318,509
Selling, general and administrative expenses	793	96,350	41,786	43,526	(261)	182,194
Research and development expenses	—	5,469	5,194	4,054	—	14,717
Acquired intangible asset amortization	—	11,074	19,242	10,843	—	41,159
Operating earnings (loss)	(834)	(33,642)	22,378	51,590	40,947	80,439
Non-operating intercompany transactions	—	31,226	163,824	(195,051)	1	—
Interest income and other	—	16,402	3,112	511	(19,436)	589
Interest expense	—	(113,372)	(16,430)	(62)	19,436	(110,428)
Loss on extinguishment of debt	—	(10,107)	—	—	—	(10,107)
Foreign currency gain (loss)	—	7,159	853	986	—	8,998
Derivative instruments loss	—	(357)	—	—	—	(357)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(834)	(102,691)	173,737	(142,026)	40,948	(30,866)
Income tax expense (benefit)	—	(1,171)	(956)	(8,624)	—	(10,751)
Earnings (loss) before equity in earnings (loss) of subsidiaries	(834)	(101,520)	174,693	(133,402)	40,948	(20,115)
Equity in earnings (loss) of subsidiaries	(19,281)	35,654	(133,402)	—	117,029	—
Net earnings (loss)	$(20,115)	$(65,866)	$41,291	$(133,402)	$157,977	$(20,115)
Total comprehensive income (loss)	$(43,732)	$(89,483)	$17,674	$(157,019)	$228,828	$(43,732)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the three months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$157,674	$—	$22,723	$—	$180,397
Sales	—	87,967	217,740	203,091	(227,550)	281,248
Total revenue	—	245,641	217,740	225,814	(227,550)	461,645
Rental expenses	15	77,207	2,673	40,860	(42,886)	77,869
Cost of sales	10	90,719	136,937	85,024	(237,181)	75,509
Gross profit (loss)	(25)	77,715	78,130	99,930	52,517	308,267
Selling, general and administrative expenses	745	74,827	40,324	43,203	(105)	158,994
Research and development expenses	—	5,245	5,643	3,503	—	14,391
Acquired intangible asset amortization	—	13,304	19,313	12,095	—	44,712
Operating earnings (loss)	(770)	(15,661)	12,850	41,129	52,622	90,170
Non-operating intercompany transactions	—	22,536	188,971	(211,627)	120	—
Interest income and other	—	16,799	6,335	52	(23,119)	67
Interest expense	—	(113,673)	(16,798)	(22)	23,119	(107,374)
Foreign currency gain (loss)	—	(10,211)	695	2,717	—	(6,799)
Derivative instruments loss	—	(919)	—	—	—	(919)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(770)	(101,129)	192,053	(167,751)	52,742	(24,855)
Income tax expense (benefit)	—	(9,452)	(1,306)	3,534	—	(7,224)
Earnings (loss) before equity in earnings (loss) of subsidiaries	(770)	(91,677)	193,359	(171,285)	52,742	(17,631)
Equity in earnings (loss) of subsidiaries	(16,861)	19,724	(171,285)	—	168,422	—
Net earnings (loss)	$(17,631)	$(71,953)	$22,074	$(171,285)	$221,164	$(17,631)
Total comprehensive income (loss)	$(12,696)	$(67,018)	$27,009	$(166,350)	$206,359	$(12,696)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2016
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$305,765	$—	$39,756	$—	$345,521
Sales	—	190,661	497,271	467,203	(576,869)	578,266
Total revenue	—	496,426	497,271	506,959	(576,869)	923,787
Rental expenses	45	162,671	1,042	71,378	(84,447)	150,689
Cost of sales	16	194,403	322,657	183,259	(543,638)	156,697
Gross profit (loss)	(61)	139,352	173,572	252,322	51,216	616,401
Selling, general and administrative expenses	1,541	177,324	84,160	84,259	(646)	346,638
Research and development expenses	—	11,233	10,213	7,249	—	28,695
Acquired intangible asset amortization	—	22,658	38,606	22,097	—	83,361
Operating earnings (loss)	(1,602)	(71,863)	40,593	138,717	51,862	157,707
Non-operating intercompany transactions	—	29,824	170,537	(200,403)	42	—
Interest income and other	—	32,910	10,729	582	(43,525)	696
Interest expense	—	(229,460)	(32,967)	(78)	43,525	(218,980)
Loss on extinguishment of debt	—	(13,716)	—	—	—	(13,716)
Foreign currency gain (loss)	—	(5,885)	1,590	8,963	—	4,668
Derivative instruments loss	—	(1,039)	—	—	—	(1,039)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,602)	(259,229)	190,482	(52,219)	51,904	(70,664)
Income tax expense (benefit)	—	(35,151)	(1,802)	12,379	—	(24,574)
Earnings (loss) before equity in earnings (loss) of subsidiaries	(1,602)	(224,078)	192,284	(64,598)	51,904	(46,090)
Equity in earnings (loss) of subsidiaries	(44,488)	110,118	(64,598)	—	(1,032)	—
Net earnings (loss)	$(46,090)	$(113,960)	$127,686	$(64,598)	$50,872	$(46,090)
Total comprehensive income (loss)	$(65,609)	$(133,479)	$108,167	$(84,117)	$109,429	$(65,609)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Operations and Comprehensive Income (Loss)
(in thousands)
(unaudited)

	For the six months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenue:
Rental	$—	$307,372	$—	$45,864	$—	$353,236
Sales	—	171,704	457,431	432,754	(509,430)	552,459
Total revenue	—	479,076	457,431	478,618	(509,430)	905,695
Rental expenses	36	153,080	6,140	82,225	(85,434)	156,047
Cost of sales	53	180,215	296,190	172,998	(500,533)	148,923
Gross profit (loss)	(89)	145,781	155,101	223,395	76,537	600,725
Selling, general and administrative expenses	1,216	143,346	77,040	85,511	(356)	306,757
Research and development expenses	—	10,862	10,539	7,668	—	29,069
Acquired intangible asset amortization	—	27,184	38,769	24,636	—	90,589
Operating earnings (loss)	(1,305)	(35,611)	28,753	105,580	76,893	174,310
Non-operating intercompany transactions	—	20,854	219,820	(240,817)	143	—
Interest income and other	—	33,561	9,398	155	(42,900)	214
Interest expense	—	(221,455)	(33,516)	(29)	42,900	(212,100)
Foreign currency gain (loss)	—	24,795	(898)	(11,296)	—	12,601
Derivative instruments loss	—	(4,267)	—	—	—	(4,267)
Earnings (loss) before income taxes (benefit) and equity in earnings (loss) of subsidiaries	(1,305)	(182,123)	223,557	(146,407)	77,036	(29,242)
Income tax expense (benefit)	—	(9,037)	(1,165)	3,122	—	(7,080)
Earnings (loss) before equity in earnings (loss) of subsidiaries	(1,305)	(173,086)	224,722	(149,529)	77,036	(22,162)
Equity in earnings (loss) of subsidiaries	(20,857)	68,677	(149,529)	—	101,709	—
Net earnings (loss)	$(22,162)	$(104,409)	$75,193	$(149,529)	$178,745	$(22,162)
Total comprehensive income (loss)	$(24,298)	$(106,545)	$73,057	$(151,665)	$185,153	$(24,298)

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2016
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(46,090)	$(113,960)	$127,686	$(64,598)	$50,872	$(46,090)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities	1,829	228,754	(170,653)	1,232	(54,651)	6,511
Net cash provided (used) by operating activities	(44,261)	114,794	(42,967)	(63,366)	(3,779)	(39,579)
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(96,612)	(3,415)	(21,447)	85,616	(35,858)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	(574)	(4,104)	994	—	(3,684)
Net cash provided (used) by investing activities	—	(97,186)	(7,519)	(20,453)	85,616	(39,542)
Cash flows from financing activities:
Settlement of equity-based awards	(226)	—	—	—	—	(226)
Proceeds from revolving credit facility	—	25,000	—	—	—	25,000
Proceeds from debt issuance	—	595,044	—	—	—	595,044
Repayments of long-term debt and capital lease obligations	—	(518,568)	—	(2)	—	(518,570)
Debt issuance costs	—	(12,899)	—	—	—	(12,899)
Proceeds (payments) on intercompany loans	—	16,125	(17,048)	923	—	—
Proceeds (payments) on intercompany investments	44,487	(110,140)	64,510	82,980	(81,837)	—
Net cash provided (used) by financing activities	44,261	(5,438)	47,462	83,901	(81,837)	88,349
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,560	—	1,560
Net increase (decrease) in cash and cash equivalents	—	12,170	(3,024)	1,642	—	10,788
Cash and cash equivalents, beginning of period	398	12,859	4,919	70,233	—	88,409
Cash and cash equivalents, end of period	$398	$25,029	$1,895	$71,875	$—	$99,197

Condensed Consolidating Parent Company, Co-Issuers,
Guarantor and Non-Guarantor Statement of Cash Flows
(in thousands)
(unaudited)

	For the six months ended June 30, 2015
	Acelity L.P. Inc. Parent Company	Kinetic Concepts, Inc. and KCI USA, Inc. Borrower	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net earnings (loss)	$(22,162)	$(104,409)	$75,193	$(149,529)	$178,745	$(22,162)
Adjustments to reconcile net loss to net cash provided (used) by operating activities	2,708	159,336	(126,725)	42,979	(60,140)	18,158
Net cash provided (used) by operating activities	(19,454)	54,927	(51,532)	(106,550)	118,605	(4,004)
Cash flows from investing activities:
Net additions to property, plant and equipment	—	(72,883)	(4,094)	(11,729)	54,988	(33,718)
Businesses acquired in purchase transactions, net of cash acquired	—	—	—	(2,948)	—	(2,948)
Decrease (increase) in identifiable intangible assets and other non-current assets	—	9	(3,595)	(60)	—	(3,646)
Net cash provided (used) by investing activities	—	(72,874)	(7,689)	(14,737)	54,988	(40,312)
Cash flows from financing activities:
Distribution to limited partners	(55)	—	—	—	—	(55)
Settlement of equity-based awards	(1,348)	—	—	—	—	(1,348)
Proceeds from revolving credit facility	—	30,000	—	—	—	30,000
Repayments of long-term debt and capital lease obligations	—	(12,916)	(2,500)	27	—	(15,389)
Debt issuance costs	—	(6,256)	—	—	—	(6,256)
Proceeds (payments) on intercompany loans	—	16,125	(11,399)	(4,726)	—	—
Proceeds (payments) on intercompany investments	20,857	5,830	71,621	75,285	(173,593)	—
Net cash provided (used) by financing activities	19,454	32,783	57,722	70,586	(173,593)	6,952
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,025)	—	(5,025)
Net increase (decrease) in cash and cash equivalents	—	14,836	(1,499)	(55,726)	—	(42,389)
Cash and cash equivalents, beginning of period	398	41,027	1,499	140,617	—	183,541
Cash and cash equivalents, end of period	$398	$55,863	$—	$84,891	$—	$141,152

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
We are a global company with approximately 24%, of our revenues generated outside the United States for both the second quarter and first six months of 2016, and our products are available in approximately 80 countries. We have invested in direct sales and marketing channels and distributors in order to expand our presence in these markets to meet the needs of our customers and payers across clinical applications, care settings and clinician groups. A critical component of marketing our portfolio of solutions and services is our sales organization of approximately 1,700 professionals working across multiple care settings and specialties. This sales infrastructure enables us to market our products directly with trained medical professionals in specific care settings in the United States, Canada, Western Europe and key emerging markets. We also have established strong relationships globally with key constituencies, including hospitals, post-acute facilities, group purchasing organizations, or GPOs, payers and other key clinical and economic decision makers by offering comprehensive customer service and clinical education.
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

We have also managed our AWT and Regenerative Medicine businesses in light of the following challenges:

•
Decreasing Price and Reimbursement Levels. We have experienced downward pressure on price and reimbursement levels for our AWT devices primarily in the United States and Europe both from public and private third-party payers, including government-funded programs such as Medicare. These decreased pricing and reimbursement levels have resulted from a variety of factors, including strategic pricing reductions in exchange for longer-term contracts and other favorable contract terms, healthcare reform, transition of certain direct markets to indirect models using distributors with greater scale, government austerity measures, Medicare’s durable medical equipment competitive bidding program and the impact of the U.S. government’s sequestration.

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
Medicare’s competitive bidding program and related price reductions in 2016 will further adversely impact our revenues in 2016 and 2017. Our total 2015 U.S. Medicare revenue was approximately 6.7%, or $124.6 million, of our global revenue.  As a result of recent price reductions and competitive bidding activities by the Centers for Medicare and Medicaid Services, or CMS, we expect our aggregate 2016 U.S. Medicare revenue to be reduced by approximately $35 million, as described below.

Of our total 2015 U.S. Medicare revenue, regions representing approximately $73.5 million are subject to estimated price reductions compared to 2015 levels of approximately 46%, with 18% reductions effective January 2016 and additional reductions of approximately 28% effective July 2016.  These reductions are based on fee schedules announced by CMS in 2015 as modified by CMS announcements in the second quarter of 2016.  In addition, our 2015 revenue from regions subject to Round Two of the competitive bidding program was approximately $43.7 million.  In March 2016, CMS announced reimbursement rates in these regions, representing average pricing reductions of approximately 13%, effective July 2016.  In April 2016, we were informed that KCI was not awarded direct supplier contracts in the Round Two regions based on a technical disqualification.  In light of the CMS decision, we have contracted with a number of suppliers in order to provide continued patient access to our products in 116 out of the 117 Round Two regions.   Finally, revenue from regions subject to Round One of the competitive bidding program was $7.4 million for the year ended December 31, 2015. These Round One regions will be subject to pricing changes resulting from the next round of the competitive bidding program, which will become effective January 2017.

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
Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe in certain cases the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this quarterly report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding or adjusting for the impact of foreign currency or being on a constant currency basis. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

Results of Operations
The following table sets forth, for the periods indicated, our results of operations:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Revenue:
Rental	$175,422	$180,397	$345,521	$353,236
Sales	296,999	281,248	578,266	552,459
Total revenue	472,421	461,645	923,787	905,695

Rental expenses	75,794	77,869	150,689	156,047
Cost of sales	78,118	75,509	156,697	148,923
Gross profit	318,509	308,267	616,401	600,725

Selling, general and administrative expenses	182,194	158,994	346,638	306,757
Research and development expenses	14,717	14,391	28,695	29,069
Acquired intangible asset amortization	41,159	44,712	83,361	90,589
Operating earnings	80,439	90,170	157,707	174,310

Interest income and other	589	67	696	214
Interest expense	(110,428)	(107,374)	(218,980)	(212,100)
Loss on extinguishment of debt	(10,107)	—	(13,716)	—
Foreign currency gain (loss)	8,998	(6,799)	4,668	12,601
Derivative instruments loss	(357)	(919)	(1,039)	(4,267)
Loss before income tax benefit	(30,866)	(24,855)	(70,664)	(29,242)
Income tax benefit	(10,751)	(7,224)	(24,574)	(7,080)
Net loss	$(20,115)	$(17,631)	$(46,090)	$(22,162)

Revenue by Operating Segment

The following table sets forth, for the periods indicated, business unit revenue:

	Three months ended June 30,
		2016		As	Constant
	2016	(constant	2015	Reported	Currency %
($ in thousands)	(GAAP)	currency)	(GAAP)	% Change	Change(1)

Advanced Wound Therapeutics revenue:
Rental	$175,422	$175,184	$180,397	(2.8)%	(2.9)%
Sales	179,546	181,837	173,817	3.3	4.6
Total – Advanced Wound Therapeutics	354,968	357,021	354,214	0.2	0.8

Regenerative Medicine revenue:
Sales	114,905	114,932	103,529	11.0	11.0

Other revenue:
Sales	2,548	2,719	3,902	(34.7)	(30.3)

Total consolidated revenue:
Rental	175,422	175,184	180,397	(2.8)	(2.9)
Sales	296,999	299,488	281,248	5.6	6.5
Total consolidated revenue	$472,421	$474,672	$461,645	2.3%	2.8%

	Six months ended June 30,
		2016		As	Constant
	2016	(constant	2015	Reported	Currency %
($ in thousands)	(GAAP)	currency)	(GAAP)	% Change	Change(1)

Advanced Wound Therapeutics revenue:
Rental	$345,521	$346,061	$353,236	(2.2)%	(2.0)%
Sales	348,489	355,447	338,237	3.0	5.1
Total – Advanced Wound Therapeutics	694,010	701,508	691,473	0.4	1.5

Regenerative Medicine revenue:
Sales	224,779	225,104	207,698	8.2	8.4

Other revenue:
Sales	4,998	5,313	6,524	(23.4)	(18.6)

Total consolidated revenue:
Rental	345,521	346,061	353,236	(2.2)	(2.0)
Sales	578,266	585,864	552,459	4.7	6.0
Total consolidated revenue	$923,787	$931,925	$905,695	2.0%	2.9%

(1) Represents percentage change between non-GAAP constant currency revenue and GAAP revenue from the prior year.

The following table sets forth, for the periods indicated, the percentage relationship of each item to total revenue in the period, as well as the changes in each line item:

	Three months ended June 30,				Six months ended June 30,
	2016	2015	Change		2016	2015	Change

Advanced Wound Therapeutics revenue	75.2%	76.8%	(160)	bps	75.2%	76.3%	(110)	bps
Regenerative Medicine revenue	24.3%	22.4%	190	bps	24.3%	22.9%	140	bps
Other revenue	0.5%	0.8%	(30)	bps	0.5%	0.8%	(30)	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

Rental revenue	37.1%	39.1%	(200)	bps	37.4%	39.0%	(160)	bps
Sales revenue	62.9%	60.9%	200	bps	62.6%	61.0%	160	bps
Total consolidated revenue	100.0%	100.0%			100.0%	100.0%

AWT revenue for the second quarter of 2016 increased $0.8 million, or 0.2%, as reported on a GAAP basis, and $2.8 million, or 0.8%, on a constant currency basis, compared to the prior year period. AWT revenue for the first six months of 2016 increased $2.5 million, or 0.4%, as reported on a GAAP basis, and $10.0 million, or 1.5%, on a constant currency basis, compared to the prior year period. The increase in AWT revenue for the second quarter and first six months of 2016 was due primarily to increased volumes in advanced wound devices and strong Prevena sales, partially offset by a decline in average pricing and decreased revenue from advanced wound dressings in international markets due primarily to timing of distributor ordering patterns. Foreign currency exchange rate movements unfavorably impacted AWT sales revenue by $2.3 million, or 1.3%, and $7.0 million, or 2.1%, for the second quarter and first six months of 2016, respectively, compared to the prior year periods. Excluding the impact of foreign currency exchange rate movements, AWT sales revenue for the second quarter and first six months of 2016 increased $8.0 million, or 4.6%, and $17.2 million, or 5.1%, respectively, compared to the prior year periods due primarily to increased volumes in advanced wound devices, including increased revenue from expansion products, partially offset by a decline in average pricing of our advanced wound devices and decreased revenue from advanced wound dressings in international markets due primarily to timing of distributor ordering patterns. Foreign currency exchange rate movements impacted AWT rental revenue favorably by $0.2 million, or 0.1%, for the second quarter and unfavorably by $0.5 million, or 0.2%, for the first six months of 2016 compared to the prior year periods. Excluding the impact of the foreign currency exchange rate movements, AWT rental revenue for the second quarter and first six months of 2016 decreased $5.2 million, or 2.9%, or $7.2 million, or 2.0%, respectively, compared to the prior year periods due to lower pricing, partially offset by increased rental volumes. Global AWT devices pricing and reimbursement declined approximately $20.3 million in the second quarter of 2016, compared to the prior year period. Of this decline, approximately $4.9 million related to Medicare’s durable medical equipment competitive bidding program and the U.S. government’s sequestration, which further reduced Medicare pricing.
Regenerative Medicine revenue for the second quarter of 2016 increased $11.4 million, or 11.0%, on both a reported GAAP basis and on a constant currency basis, compared to the prior year period. Regenerative Medicine revenue for the first six months of 2016 increased $17.1 million, or 8.2%, as reported on a GAAP basis, and $17.4 million, or 8.4%, on a constant currency basis, compared to the prior year period. The increase in our Regenerative Medicine revenue was primarily driven by volume growth associated with an increase in the number of breast reconstruction procedures using our Regenerative Medicine products, strong Revolve sales, and Strattice growth in Europe, partially offset by decreases in the number of procedures using our abdominal wall reconstruction products as some customers continue choosing lower cost synthetic alternatives for less complex procedures.
Other revenue for the second quarter of 2016 decreased $1.4 million, as reported on a GAAP basis, and $1.2 million, on a constant currency basis, compared to the prior year period. Other revenue for the first six months of 2016 decreased $1.5 million, as reported on a GAAP basis, and $1.2 million, on a constant currency basis, compared to the prior year period. Other revenue consists of contract manufacturing revenue from our manufacturing plant in Gargrave, England.

Gross Profit and Gross Profit Margin

The following table presents the gross profit and gross profit margin (calculated as gross profit divided by total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015

Gross profit	$318,509	$308,267	$616,401	$600,725
Gross profit margin	67.4%	66.8%	66.7%	66.3%

Gross profit margin increased by 60 basis points to 67.4% in the second quarter of 2016 from 66.8% in the prior year period and increased by 40 basis points to 66.7% in the first six months of 2016 from 66.3% in the prior year period. The increase in the gross profit margin during the second quarter compared to the prior year period was due primarily to lower expenses related to marketing, depreciation and rental fleet maintenance, partially offset by the impact of lower pricing associated with competitive bidding and the expansion of our distributor relationships in foreign countries, which yield lower gross margins. The increase in gross profit margin during the first six months of 2016 compared to the prior year period was due primarily to lower expenses related to marketing, selling, depreciation and rental fleet maintenance, partially offset by the impact of lower pricing associated with competitive bidding and the expansion of our distributor relationships in foreign countries, which yield lower gross margins.
Cost of sales for the second quarter and first six months of 2016 increased due primarily to increased sales volumes of AWT and Regenerative Medicine products. Foreign currency exchange rate movements favorably impacted cost of sales for the second quarter and first six months of 2016 by $0.7 million and $2.1 million, respectively, compared to the prior year periods.

Rental expense for the second quarter benefited from lower expenses related to depreciation, rental fleet maintenance, and marketing of our rental products. Rental expense for the first six months of 2016 benefited from lower expenses related to marketing, selling, depreciation and rental fleet maintenance. Foreign currency exchange rate movements also favorably impacted rental expenses for the second quarter and first six months of 2016 by $0.1 million and $1.2 million, respectively, compared to the prior year periods.

Selling, General and Administrative Expenses

The following table presents selling, general and administrative expenses (“SG&A”) and the percentage relationship to total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015

Selling, general and administrative expenses	$182,194	$158,994	$346,638	$306,757
As a percent of total revenue	38.6%	34.4%	37.5%	33.9%

SG&A expenses increased by $23.2 million and $39.9 million in the second quarter and first six months of 2016, respectively, compared to the prior year periods. The increase in SG&A expenses for the second quarter and first six months of 2016 was due primarily to investments being made in our focused franchise model, sales force and marketing to drive sales revenue growth. Additionally, we incurred $6.9 million and $7.5 million of expenses in connection with our debt transactions during the second quarter and first six months of 2016, respectively. These increases were partially offset by foreign currency exchange rate movements which favorably impacted SG&A expenses during the second quarter and first six months of 2016 by $1.1 million and $3.7 million, respectively, compared to the prior year periods.

Research and Development Expenses

The following table presents research and development expenses and the percentage relationship to total revenue for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015

Research and development expenses	$14,717	$14,391	$28,695	$29,069
As a percent of total revenue	3.1%	3.1%	3.1%	3.2%

The decrease in R&D expenses in the first six months of 2016 is due primarily to lower salary-related expenses due to lower employee headcount.

Acquired Intangible Asset Amortization

We have recorded identifiable intangible assets in connection with the 2011 LBO, the 2013 Systagenix acquisition and various technology acquisitions. During the second quarters of 2016 and 2015, we recorded $41.2 million and $44.7 million, respectively, of amortization expense associated with these identifiable intangible assets. During the first six months of 2016 and 2015, we recorded $83.4 million and $90.6 million, respectively, of amortization expense associated with these identifiable intangible assets.

Interest Expense

Interest expense increased to $110.4 million and $219.0 million in the second quarter and first six months of 2016, respectively, compared to $107.4 million and $212.1 million in the prior year periods due to higher interest rates associated with our Senior Secured Credit Facilities and the addition of our 7.875% First Lien Senior Secured Notes resulting in a higher average debt balance. These increases were partially offset by the repayment in full of our Senior Term E-2 Credit Facility and the non-extended portion of our Senior Dollar Term E-1 Credit Facility, a decrease in the Wake Forest settlement liability accretion due to scheduled payments and lower fees associated with our letters of credit.

Loss on Extinguishment of Debt

During the second quarter and first six months of 2016, we recorded $10.1 million and $13.7 million, respectively, of loss on extinguishment of debt associated with amendments to our Senior Secured Credit Facilities and Revolving Credit Facility. The loss on extinguishment of debt included the write off of net debt issuance costs and unamortized net discount of $5.8 million and $4.3 million, respectively, in the second quarter of 2016 and $7.9 million and $5.8 million, respectively, in the first six months of 2016.

Foreign Currency Gain (Loss)

Foreign currency transactions resulted in gains of $9.0 million and $4.7 million during the second quarter and first six months of 2016, respectively, compared to a loss of $6.8 million during the second quarter of 2015 and a gain of $12.6 million during the first six months of 2015. The revaluation of the Term F Euro loan to U.S. dollars represented a foreign currency transaction gain of $7.3 million during the second quarter of 2016 and a loss of $5.0 million during the first six months of 2016 compared to a loss of $9.5 million and gain of $23.0 million in the comparable prior year periods. Excluding the revaluation of the Term F Euro loan to U.S. dollars, we recognized foreign currency exchange gains of $1.7 million and $9.6 million during the second quarter and first six months of 2016, respectively, compared to a gain of $2.7 million and loss of $10.4 million in the comparable prior year periods.
.
Derivative Instruments Loss

During the second quarter and first six months of 2016, we recorded a derivative instruments loss of $0.4 million and$1.0 million, respectively, due primarily to fluctuations in the value of our interest rate derivative instruments. During the second quarter and first six months of 2015, the derivative instruments loss was $0.9 million and $4.3 million, respectively.

Income Tax Benefit

During the second quarter and first six months of 2016, we recorded an income tax benefit of $10.8 million and $24.6 million, respectively, compared to $7.2 million and $7.1 million, respectively, in the comparable prior year periods. The income tax benefit was primarily due to higher pretax losses in the second quarter and first six months of 2016.

Net Loss

Net loss increased by $2.5 million to $20.1 million for the second quarter of 2016, compared to $17.6 million in the prior year period. This increase during the second quarter was due primarily to the loss on debt extinguishment of $10.1 million and expenses associated with our debt transactions of $6.9 million, partially offset by $9.0 million of foreign currency gains compared to foreign currency losses of $6.8 million in the prior year period. Net loss increased by $23.9 million to $46.1 million for the first six months of 2016, compared to $22.2 million in the prior year period. This increase during the first six months of 2016 was due primarily to the loss on debt extinguishment of $13.7 million, expenses associated with our debt transactions of $7.5 million and a decrease in foreign currency gains to $4.7 million compared to $12.6 million in the prior year period. Also contributing to the higher net loss in the second quarter and first six months of 2016 were the increased investments made in our focused franchise model, sales force and marketing to drive growth, partially offset by revenue growth and expense savings associated with our integration and business optimization efforts.

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
As of June 30, 2016, our cash and cash equivalents were $99.2 million. We are highly leveraged. As of June 30, 2016, we had approximately $4.9 billion of aggregate principal amount of indebtedness outstanding, with an additional $138.4 million of unused commitments available to be borrowed under our Revolving Credit Facility. We also can incur additional indebtedness, including secured indebtedness, if certain specified conditions are met under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the outstanding notes. Our liquidity requirements will be significant, primarily due to debt service requirements.
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

Cash Flows
The following table summarizes the net cash provided (used) by operating activities, investing activities and financing activities for the periods indicated:

	Six months ended June 30,
($ in thousands)	2016	2015
Net cash used by operating activities	$(39,579)	$(4,004)
Net cash used by investing activities	(39,542)	(40,312)
Net cash provided by financing activities	88,349	6,952
Effect of exchange rate changes on cash and cash equivalents	1,560	(5,025)
Net increase (decrease) in cash and cash equivalents	$10,788	$(42,389)

Operating Activities

For the first six months of 2016, net cash used by operating activities was $39.6 million, compared to $4.0 million for the first six months of 2015. The increase in cash used by operations was primarily driven by lower operating earnings and higher working capital requirements, which was due primarily to revenue growth and an increase in average payment terms associated with the expansion of our distributor program in foreign markets.

Investing Activities

For the first six months of 2016, net cash used by investing activities was $39.5 million, compared to $40.3 million for the first six months of 2015. Net cash used by investing activities was lower during the first six months of 2016 due to business acquisition activities during 2015, partially offset by higher capital expenditures during 2016.

Financing Activities

For the first six months of 2016, net cash provided by financing activities was $88.3 million, compared to $7.0 million for the first six months of 2015. Net cash provided by financing activities increased primarily due to the proceeds from the issuance of 7.875% First Lien Senior Secured Notes, net of the repayment of all amounts outstanding under our Senior Term E-2 Credit Facility and the non-extended portion of our Senior Dollar Term E-1 Credit Facility.

Capital Expenditures

During the first six months of 2016 and 2015, we made capital expenditures of $35.8 million and $29.6 million, respectively. Capital expenditures during the first six months of 2016 and 2015 related primarily to expanding the rental fleet and information technology projects and purchases.

Debt
Senior Secured Credit Facilities
On November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., as co-borrowers, or collectively, the Borrowers, Acelity L.P. Inc., Chiron Holdings, Inc. and Chiron Topco, Inc. and, with respect to certain representations and warranties, Chiron Guernsey GP Co. Limited, entered into a credit agreement, or the Senior Secured Credit Facilities, with Bank of America, N.A., as administrative and collateral agent, Morgan Stanley Senior Funding, Inc. and Credit Suisse Securities (USA) LLC, as syndication agents, Royal Bank of Canada, as documentation agent, UBS Securities LLC, as co-manager, Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Credit Suisse Securities (USA) LLC and RBC Capital Markets, LLC, as joint lead arrangers and bookrunners, and the lenders party thereto from time to time. The Senior Secured Credit Facilities were amended on November 7, 2012, June 14, 2013, October 28, 2013, November 15, 2013, January 22, 2014, and March 10, 2015, to, among other things, reduce the overall pricing and amend the financial covenants of the Senior Secured Credit Facilities. The Senior Secured Credit Facilities were amended on February 9, 2016, to, among other things, extend the maturity date of certain lenders’ commitments under the Revolving Credit Facility. After giving effect to the February 2016 amendments, we continue to have $200 million of aggregate revolving loan commitments under our Revolving Credit Facility with $28.7 million of the commitments maturing on November 4, 2016, and $171.3 million maturing on November 4, 2017. The Senior Secured Credit Facilities were also amended on June 16, 2016 to, among other things, create new classes of Dollar Term F Loans and Euro Term F Loans, having the same rights and obligations as the Dollar Term E-1 Loans and Euro Term E-1 Loans as set forth in the Senior Secured Credit Facilities, except as revised by the amendment. Lenders exchanged $1.707 billion of Dollar Term E-1 Loans and all Euro Term E-1 Loans for equivalent amounts of Dollar F Loans and Euro Term F Loans, respectively. The remaining Dollar Term E-1 Loans were repaid with the proceeds from the issuance of First Lien Notes in June 2016. The Dollar Term F Loans and Euro Term F Loans mature on November 4, 2020.
The following table sets forth the amounts owed under the Senior Secured Credit Facilities, the effective interest rates on such outstanding amounts, and the amount available for additional borrowing thereunder, as of June 30, 2016 (dollars in thousands):

Senior Secured Credit Facilities	Maturity Date		Effective Interest Rate		Amount Outstanding (1)	Amount Available for Additional Borrowing
Senior Revolving Credit Facility	November 2016 November 2017	(2)	6.38%		$25,000	$138,359	(2)(3)
Senior Dollar Term F Credit Facility	November 2020		5.26%	(4)	1,686,047	—
Senior Euro Term F Credit Facility	November 2020		5.49%	(4)	259,701	—
Total					$1,970,748	$138,359
_____________________

(1)	Amount outstanding includes the original issue discount, if applicable.

(2)
After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under the Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016.

(3)
At June 30, 2016, the amount available under the Revolving Credit Facility reflected a reduction of $36.6 million of letters of credit issued by banks which are party to the Senior Secured Credit Facilities. In addition, we have $5.8 million of letters of credit issued by a bank not party to the Senior Secured Credit Facilities. The $25.0 million borrowing under the Revolving Credit Facility was repaid in July 2016 using cash from operations.

(4)
The effective interest rate includes the effect of the original issue discount. Excluding the original issue discount, our nominal interest rate as of June 30, 2016 was 5.00% on the Senior Dollar Term F Credit Facility and 5.00% on the Senior Euro Term F Credit Facility.

10.5% Second Lien Senior Secured Notes and 12.5% Senior Unsecured Notes

In connection with the 2011 LBO, on November 4, 2011, Kinetic Concepts, Inc. and its subsidiary, KCI USA, Inc., or collectively, the Notes Issuers, co-issued $1.750 billion aggregate principal amount of 10.5% Second Lien Senior Secured Notes due 2018, or the Second Lien Notes, and $750.0 million aggregate principal amount of 12.5% Senior Unsecured Notes due 2019, or the Unsecured Notes.
As of June 30, 2016, we had outstanding $1,736.7 million aggregate principal amount, net of discount of $13.3 million (net of accretion), of the Second Lien Notes and $610.0 million aggregate principal amount, net of discount of $2.0 million (net of accretion), of the Unsecured Notes.
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

7.875% First Lien Senior Secured Notes
On February 9, 2016, the Notes Issuers co-issued $400.0 million aggregate principal amount of 7.875% First Lien Senior Secured Notes due 2021, or the First Lien Notes. On June 22, 2016, the Notes Issuers co-issued an additional $190.0 million aggregate principal amount of First Lien Notes. Interest on the First Lien Notes accrues at the rate of 7.875% per annum and is payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2016, to the persons who are registered holders at the close of business on February 1 and August 1 immediately preceding the applicable interest payment date. The First Lien Notes issued on February 9, 2016 were issued at par and the First Lien Notes issued on June 22, 2016 were issued at a premium to par. These First Lien Notes have an effective interest rate of 7.45%. The First Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis, by Acelity L.P. Inc., Chiron Topco, Inc., Chiron Holdings, Inc., LifeCell Corporation and each of Acelity L.P. Inc.’s other subsidiaries to the extent such entities guarantee indebtedness under the Senior Secured Credit Facilities or the Second Lien Notes and Unsecured Notes. The First Lien Notes and related guarantees are initially secured on a first-priority basis by security interests in all of the Notes Issuers’ and the guarantors’ assets that secure our Senior Secured Credit Facilities on a first-priority basis. The First Lien Notes and related guarantees will not be registered for resale under the Securities Act of 1993, as amended, or the Securities Act, or the securities laws of any other jurisdiction or offered to be exchanged for registered notes under the Securities Act or securities laws of any other jurisdiction. On or after February 15, 2018, the Notes Issuers may redeem some or all of the First Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to 103.938% through February 14, 2019, 101.969% from February 15, 2019 through February 14, 2020, and at par thereafter, plus accrued and unpaid interest, if any, to the redemption date.

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
As of June 30, 2016, we were in compliance with all covenants under the credit agreement governing the Senior Secured Credit Facilities and the indentures governing the First Lien Notes, Second Lien Notes and Unsecured Notes.
For further information on our long-term debt, see Note 4 of the notes to the condensed consolidated financial statements included herein and Note 5 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Interest Rate Protection

At June 30, 2016, and December 31, 2015, we were party to three interest rate swap agreements to convert $1.376 billion and $1.380 billion, respectively, of our outstanding variable-rate debt to a fixed-rate basis. The aggregate notional amount decreases quarterly by $1.7 million until maturity. As of June 30, 2016, these interest rate protection agreements have not been designated as hedging instruments, and as such, we recognize the fair value of these instruments as an asset or liability with income or expense recognized in the current period.

In April 2016, we entered into three additional interest rate swap agreements to convert $1.165 billion of our variable-rate debt to a fixed-rate basis, which begin in December 2016 and extend through December 2021. These agreements have been designated as cash flow hedge instruments. Quarterly payments under the interest rate swap agreements are due on the last day of March, June, September and December. The aggregate notional amount decreases quarterly by amounts ranging from $4.4 million to $84.5 million until maturity.

For further information on our interest rate protection agreements, see Note 5 of the notes to the condensed consolidated financial statements.

Contractual Obligations
On February 9, 2016, we entered into Amendment No. 7 to the Senior Secured Credit Facilities ("Amendment No. 7"). Pursuant to Amendment No. 7, among other things, the maturity date of certain consenting lenders’ commitments under the Revolving Credit Facility was extended to November 4, 2017. Promptly after the effectiveness of Amendment No. 7, we permanently reduced, or the Permanent Reduction, a portion of the commitments under our Revolving Credit Facility of lenders that did not consent to extend the maturity date of their commitments under the Revolving Credit Facility pursuant to Amendment No. 7. On February 9, 2016, we also entered into Amendment No. 8 to the Senior Secured Credit Facilities ("Amendment No. 8"). In connection with Amendment No. 8, certain lenders agreed to provide incremental commitments under the Revolving Credit Facility in a principal amount equal to the principal amount of the commitments subject to the Permanent Reduction, and such incremental commitments also have a maturity date of November 4, 2017. After giving effect to Amendment No. 7 and Amendment No. 8, we have aggregate revolving loan commitments under our Revolving Credit Facility of $171.3 million maturing on November 4, 2017, with an additional $28.7 million in revolving loan commitments continuing to mature on November 4, 2016. On February 9, 2016, the Notes Issuers, co-issued $400.0 million aggregate principal amount of First Lien Senior Secured notes and used the net proceeds to pay in full all amounts outstanding under the Senior Term E-2 Credit Facility.

On June 16, 2016, we entered into Amendment No. 9 to our Senior Secured Credit Facility (“Amendment No. 9”). In connection with Amendment No. 9, we created new classes of Dollar Term F Loans and Euro Term F Loans, having the same rights and obligations as the Dollar Term E-1 Loans and Euro Term E-1 Loans as set forth in the Senior Secured Credit Facilities, except as revised by Amendment No. 9. Lenders exchanged $1.707 billion of Dollar Term E-1 Loans and all Euro Term E-1 Loans for equivalent amounts of Dollar F Loans and Euro Term F Loans, respectively. The Dollar Term F Loans and Euro Term F Loans mature on November 4, 2020. Applicable rates were modified so that (i) Dollar Term F Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 4.00% or an adjusted base rate plus 3.00%, and (ii) Euro Term F Loans bear interest at a rate equal to, at KCI’s election, a Eurocurrency rate plus 4.00% or an adjusted base rate plus 3.00%. The Eurocurrency rate shall be subject to a floor of 1.00%, and the adjusted base rate shall be subject to a floor of 2.00%. On June 22, 2016, the Notes Issuers co-issued an additional $190.0 million aggregate principal amount of First Lien Notes and used the net proceeds to pay in full all Dollar Term E-1 Loans that were not exchanged in connection with Amendment No. 9.

The following table summarizes our contractual cash obligations for long-term debt and related interest as of June 30, 2016, for each of the periods indicated ($ in thousands):

	2016 (1)	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations(2)	$13,445	$1,810,863	$2,530,072	$590,000	$4,944,380
Interest on long-term debt obligations(2)	$204,967	$810,922	$345,189	$23,231	$1,384,309
(1) Amounts represent estimated payments due for the last six months of 2016.
(2) Amounts and timing may be different from our estimated payments due to potential voluntary prepayments, borrowings, interest rate fluctuations and foreign currency exchange rate fluctuations.

Other than Amendment No. 7, Amendment No. 8, Amendment No. 9, the issuance of First Lien Notes and the repayment of Term E-1 and Term E-2 loans with the proceeds therefrom, there have been no material changes, outside of the ordinary course of business, in our outstanding contractual obligations since December 31, 2015.

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

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined by paragraph (f) of Rule 13a-15) under the Exchange Act, during the second fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	Global Notes representing 7.875% First Lien Senior Secured Notes due 2021 (filed as Exhibit 4.2 to our Form 8-K filed on June 22, 2016).
4.3	Officer’s Certificate, dated June 22, 2016 (filed as Exhibit 4.3 to our Form 8-K filed on June 22, 2016).
10.1
Amendment No. 9 to the Credit Agreement, dated as of June 16, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 17, 2016).

†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†100	Interactive data files.

† Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas on August 2, 2016.

ACELITY L.P. INC.
(REGISTRANT)

Date: August 2, 2016	By:	/s/ Joseph F. Woody
Joseph F. Woody
Principal Executive Officer
(Duly Authorized Officer)

Date: August 2, 2016	By:	/s/ Thomas W. Casey
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

4.2	Global Notes representing 7.875% First Lien Senior Secured Notes due 2021 (filed as Exhibit 4.2 to our Form 8-K filed on June 22, 2016).
4.3	Officer’s Certificate, dated June 22, 2016 (filed as Exhibit 4.3 to our Form 8-K filed on June 22, 2016).
10.1
Amendment No. 9 to the Credit Agreement, dated as of June 16, 2016, by and among Kinetic Concepts, Inc., KCI USA, Inc., Chiron Guernsey GP Co. Limited, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as Administrative Agent for the lenders (filed as Exhibit 10.1 to our Form 8-K filed on June 17, 2016).

†31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 2, 2016.
†100	Interactive data files.

† Exhibit filed herewith.